Form 10-Q
period 2005-06-30
Dresser-Rand Group Inc.
filed 2005-08-25
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
Commission file number 001-32586
Dresser-Rand Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction	(I.R.S. Employer
of	Identification No.)
incorporation or
organization)

Paul Clark Drive
Olean, NY	14760

(Address of principal	(Zip Code)
executive offices)
(716) 375-3000

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2005, was 54,219,297.

DRESSER-RAND GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statement of Operations (Successor) and Combined Statement of Operations (Predecessor) for the three months and six months ended June 30, 2005, (Successor) and 2004 (Predecessor)	3

Consolidated Balance Sheet at June 30, 2005, and December 31, 2004	4

Consolidated Statement of Cash Flows (Successor) and Combined Statement of Cash Flows (Predecessor) for the six months ended June 30, 2005, (Successor) and 2004 (Predecessor)	5

Notes to Consolidated and Combined Financial Statements at June 30, 2005	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	22

Item 4. Controls and Procedures	23-24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

Signatures	27

Exhibits	28-32
EX-31.1: CERTIFICATION
EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS (SUCCESSOR)
AND COMBINED STATEMENT OF OPERATIONS (PREDECESSOR)
(Unaudited; in thousands, except share and per share data)
PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales of products	$247,143	$213,027	$425,591	$339,389
Net sales of services	55,335	55,917	110,887	98,990
Net sales to affiliates	—	356	—	982
Other operating revenue	—	583	—	870

Total	302,478	269,883	536,478	440,231

Cost of products sold	197,066	172,439	340,881	261,542
Cost of services sold	41,634	43,633	84,110	76,813
Cost of products sold to affiliates	—	174	—	656

Total	238,700	216,246	424,991	339,011

Gross profit	63,778	53,637	111,487	101,220

Selling and administrative expenses	41,156	37,874	78,517	77,510
Research and development expenses	1,864	1,568	3,496	3,092

Income from operations	20,758	14,195	29,474	20,618

Interest (expense) income, net	(14,420)	1,399	(29,653)	1,102
Other expense, net	(400)	(280)	(580)	(2,665)

Income (loss) before income taxes	5,938	15,314	(759)	19,055

Provision for income taxes	7,463	1,944	4,784	2,375

Net (loss) income	$(1,525)	$13,370	$(5,543)	$16,680

Net loss per share:
Basic and diluted	$(0.03)		$(0.10)

Shares used in computing net loss per share:
Basic and diluted	54,219,297		54,219,297

See accompanying notes to consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET (SUCCESSOR)
(In thousands except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$176,172	$111,500
Accounts receivable, less allowance for doubtful accounts of $11,847 in 2005 and $14,569 in 2004	181,497	265,479
Inventories, net	160,286	175,873
Prepaid expenses	21,566	14,256
Deferred income taxes	11,193	7,445

Total current assets	550,714	574,553

Investments in and advances to partially owned companies — at equity	2,012	12,448
Property, plant and equipment, less accumulated depreciation of $14,016 in 2005 and $3,949 in 2004	213,880	226,764
Goodwill	395,788	423,330
Intangible assets, net	454,382	479,587
Other assets	30,111	34,392

Total assets	$1,646,887	$1,751,074

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accruals	$258,579	$271,275
Customer advance payments	115,953	38,661
Income taxes payable	2,222	12,977
Loans payable	69	2,734
Current maturities of long-term debt	—	4,015

Total current liabilities	376,823	329,662

Deferred income taxes	29,444	27,287
Postemployment and other employee benefit liabilities	109,864	111,640
Long-term debt	689,662	816,664
Other noncurrent liabilities	15,478	12,924

Total liabilities	1,221,271	1,298,177
Commitments and contingencies (Notes 6, 7 and 8)
Shareholders’ Equity
Common stock, $0.01 par value, 250,000,000 shares authorized in 2005 and 101,200,000 shares in 2004; 54,219,297 shares issued and outstanding.	542	542
Additional paid in capital	439,499	436,642
Retained earnings	1,686	7,229
Accumulated other comprehensive (loss) income	(16,111)	8,484

Total shareholders’ equity	425,616	452,897

Total liabilities and shareholders’ equity	$1,646,887	$1,751,074

See accompanying notes to consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (SUCCESSOR)
AND COMBINED STATEMENT OF CASH FLOWS (PREDECESSOR)
(Unaudited; in thousands)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net (loss) income	$(5,543)	$16,680
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	33,610	13,973
Amortization of deferred financing costs	4,804	—
Adjustment to allowance for doubtful accounts	(1,773)	(819)
Provision for estimated losses on inventory	1,004	4,471
Deferred income taxes	(285)	(1,871)
Employee equity compensation	2,857	—
Other	(1,303)	(2,586)
(Increase) decrease in:
Accounts receivable	78,612	37,220
Inventories	8,178	(14,259)
Other current and noncurrent assets	(12,519)	12,814
Increase (decrease) in:
Accounts payable and accruals	7,006	(31,966)
Customer advance payments	79,824	23,327
Other current and noncurrent liabilities	(6,078)	(41,005)

Net cash provided by operating activities	188,394	15,979

Cash flows from investing activities
Capital expenditures	(5,001)	(2,321)
Proceeds from sale of equity investment	10,000	—
Proceeds from sales of property, plant and equipment	241	545
Proceeds from sale of marketable securities	—	1,037

Net cash provided by (used in) investing activities	5,240	(739)

Cash flows from financing activities
Payments of short-term borrowings	(2,658)	(475)
(Payments of) proceeds from long term debt	(121,162)	36
Changes in receivable from IR	—	(15,960)

Net cash used in financing activities	(123,820)	(16,399)

Effect of exchange rate changes on cash	(5,142)	249

Net increase (decrease) in cash and cash equivalents	64,672	(910)
Cash and cash equivalents, beginning of the period	111,500	41,537

Cash and cash equivalents, end of period	$176,172	$40,627

See accompanying notes to consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our other filings with the Securities and Exchange Commission. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
On October 29, 2004, pursuant to a purchase agreement with Dresser-Rand Holdings, LLC, we acquired (the “Acquisition”) from Ingersoll-Rand Company Limited, LLC, (“IR”) the Dresser-Rand Company and its direct and indirect subsidiaries, Dresser-Rand Canada, Inc. and Dresser-Rand GmbH (collectively the “Dresser-Rand Entities”). We used the proceeds from $430 million sale of common stock, borrowings of $420 million in senior subordinated notes, and borrowings of $395 million under the senior secured credit facility to fund the Acquisition.
The Acquisition of the Dresser-Rand Entities was accounted for under the purchase method of accounting. As a result, the financial results presented for the period prior to the Acquisition represent the predecessor (the “Predecessor”) and the financial results presented for the period subsequent to the Acquisition represents the successor entity (the “Successor” or the “Company”). We allocated the Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of the Acquisition, which resulted in a significant change in our annual depreciation and amortization expenses. To clarify and emphasize that the Successor has been presented on new basis of accounting, we have separated predecessor and Successor operations with a vertical black line, where appropriate. Certain amounts in the 2004 financial statements have been reclassified to conform to their presentation in the 2005 statements.
2. Recently issued accounting standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, and Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial reporting and disclosures.
In December 2004, the FASB issued SFAS 123R, Share-Based Payments, that is a revision of SFAS No. 123, Accounting for Stock- Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We have elected to early adopt the provisions of SFAS 123R as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $2,689,000 and $2,857,000 for the three months and six months ended June 30, 2005, respectively.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
In March 2005, the FASB issued FASB Interpretation No.47, Accounting for Conditional Asset Retirement Obligations. This Interpretation is effective no later than our December 31, 2005, financial statements. We are currently assessing the impact the Interpretation will have on its financial position and results of operation.
In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. SFAS No.154 provides guidance on the accounting for and reporting of accounting for changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005.
3. Inventories
Inventories were as follows:

	June 30,	December 31,
(In thousands)	2005	2004
	(unaudited)
Raw materials and supplies	$75,932	$60,728
Work-in-process and finished goods	252,998	209,247

	328,930	269,975
Less progress payments	(168,644)	(94,102)

Total inventories	$160,286	$175,873

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	June 30, 2005		December 31, 2004
		Accumulated		Accumulated
(In thousands)	Cost	amortization	Cost	amortization
	(unaudited)
Trade names	$82,700	$1,376	$82,700	$344
Customer relationships	224,413	3,772	227,746	936
Software and technology	149,653	5,216	149,653	1,304
Other amortizable intangible assets	31,677	23,697	31,828	9,756

Total	$488,443	$34,061	$491,927	$12,340

Amortization of intangible assets for the three months and six months ended June 30, 2005, was $10.7 million and $21.7 million, respectively.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The changes in goodwill for the six months ended June 30, 2005, were:

(In thousands)	June 30, 2005
Balance at January 1, 2005	$423,330
Translation adjustments	(27,542)

Balance at June 30, 2005	$395,788

5. Income taxes
Our estimated income tax provision for the six months ended June 30, 2005, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because, in certain tax jurisdictions, we (the Successor) have incurred net operating losses from inception and are currently forecasting net operating losses for 2005. As a result, we have provided a valuation allowance for the deferred tax assets in those jurisdictions on the basis that it is more likely than not, as defined by generally accepted accounting principles, that we will not realize those assets. We will adjust that valuation allowance in the future when, based principally on attained results, it becomes more likely than not that the benefits of the net operating loss carried forward will be realized. Our effective income tax rate for the three months ended June 30, 2005, results from the difference between provision for income tax required for the six months ended June 30, 2005, and that recorded for the three months ended March 31, 2005. Our effective income tax rate was 12.7% and 12.5% for the three months and six months ended June 30, 2004, primarily because the Predecessor period reflected the non-taxable partnership structure in existence for most of the domestic operations.
As mentioned in Note 1, the Successor began operations as a new entity on October 30, 2004. We operate in numerous countries around the world and expect to file tax returns as appropriate. The Acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values. Deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and the underlying tax basis. Management believes that it has provided adequate estimated liabilities for taxes based on the allocation of the purchase price and its understanding of the tax laws and regulations in those countries. Since few tax returns have been filed to date and none have been audited by the appropriate taxing authorities, we could be exposed to additional income and other taxes.
In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting implications of the Act related to the deduction for qualified domestic production activities which should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes. The guidance applies to financial statements for periods ending after the date the Act was enacted. In years in which there is U.S. taxable income in 2005, this essentially results in a one percentage point reduction in the statutory rate. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. As part of the sale of the Predecessor, all previously undistributed foreign earnings were deemed distributed to IR. Accordingly, while we are still evaluating the potential impact of these dividend repatriation provisions, any amounts repatriated under the Act are not likely to be significant.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
6. Pension plans
The components of net periodic pension cost attributable to the Successor’s and Predecessor’s pension plans are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$1,232	$1,403	$2,593	$2,806

Interest cost	4,315	5,017	8,637	10,034

Expected return on plan assets	(5,016)	(6,312)	(9,753)	(12,625)

Net amortization of unrecognized:

Prior service cost	—	86	—	173

Plan net losses	—	997	—	1,994

Net periodic pension cost	$531	$1,191	$1,477	$2,382

7. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost attributable to the Successor’s and the Predecessor’s postretirement benefit plans are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$547	$465	$999	$978

Interest cost	695	2,734	1,368	5,677

Net amortization of unrecognized:

Prior service cost	—	(258)	—	(516)

Plan net losses	—	794	—	1,899

Net periodic postretirement benefits cost	$1,242	$3,735	$2,367	$8,038

8. Commitments and contingencies
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we have recently discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.08% of our consolidated revenues from 2000 through June 30, 2005. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005, to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the U.S. Treasury Department. Our inquiry into these transactions is continuing and

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
the Department’s review of this matter is in a very preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity. In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.
In late 2000, the Predecessor entered into a contract with Shell Petroleum Development Corporation (“SPDC”) for the refurbishment of 20-year old compressor stations for the Nigerian Gas Company (“NGC”). These stations are located in the Warri district in the western part of Nigeria. In August 2003, for the safety of personnel, all the Predecessor’s workers were evacuated from Warri following consultation with independent security advisers, and as such, exercised a force majure clause in the contract with SPDC, effectively canceling the project. As a result, the Predecessor and SPDC entered into negotiations to settle all claims and costs associated with the contract. The settlement process was brought forth to the SPDC Main Tender Board. In April 2005, Shell confirmed that the SPDC Major Tender Board had approved the Dresser-Rand claim in the amount of $12.4 million. At June 30, 2005, the remaining outstanding accounts receivable balance from SPDC related to the NGC contract of $4.3 million is classified as a current asset in trade accounts receivable as management expects to liquidate the receivable in 2005.
We are involved in various litigation, claims and administrative proceedings, including environmental matters, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company or Predecessor for any year.
In connection with the Acquisition, the Equity Purchase Agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, IR will remain responsible without time limitations for known environmental conditions as of the Closing Date that meet certain requirements set forth in the Equity Purchase Agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination. The Company and IR have agreed on many, but not all, of the matters for which IR will remain responsible. The remaining issues to be resolved are not expected to be material.
In 2002, the Predecessor received $10.0 million of grant funds from the New York Empire State Development Corporation (“ESDC”). The grants were designated to provide resources for workforce development and capital equipment. The Predecessor recorded $8.0 million of these grants as income in other income (expense) and $2.0 million as a reduction in basis of acquired property and equipment in 2002. The grant vests ratably over a five-year period commencing in 2001 and concluding in 2005, based on certain criteria. Prior to the end of 2003, the Predecessor and ESDC restructured the grant to reflect the then existing business environment which reduced the original $10.0 million to $8.4 million. On the basis of the adjusted grant level, the Predecessor agreed to reimburse ESDC in the amount of $1.6 million, ratably, over a three-year period, beginning in December 2003. The restructured ESDC grant provides, among other conditions, that we meet certain employment levels at December 31 of each year; otherwise, we could be obligated to reimburse the ESDC a portion of the grant. Although the actual employment level is slightly below the committed employment level at June 30, 2005, management expects that it will meet the required employment level on December 31, 2005.
9. Warranty accruals
We maintain a product warranty liability which represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided for at the time of revenue recognition based on historical experience and adjusted as required.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table represents the changes in the product warranty liability:

	Six Months ended
	Successor	Predecessor
	June 30,	June 30,
(In thousands)	2005	2004
Beginning of period	$21,078	$23,699

Provisions for warranties issued during the period	5,648	5,436
Adjustments to warranties issued in prior periods	653	(2,269)
Payments during the period	(7,243)	(7,947)
Translation adjustments	(989)	297

End of period	$19,147	$19,216

10. Other comprehensive (loss) income
The components of other comprehensive (loss) income are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(In thousands)
Net (loss) income	$(1,525)	$13,370	$(5,543)	$16,680
Other comprehensive (loss) income:
Change in value of cash flow hedge	—	(88)	—	136
Foreign currency translation adjustment	(10,852)	1,012	(24,595)	2,011

Comprehensive (loss) income	$(12,377)	$14,294	$(30,138)	$18,827

The components of accumulated other comprehensive (loss) income are as follows:

	June 30,	December 31,
	2005	2004
(In thousands)	(Unaudited)
Minimum pension liability, net of tax	$(922)	$(922)
Foreign currency translation adjustment	(15,189)	9,406

Accumulated other comprehensive (loss) income	$(16,111)	$8,484

11. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment, identified as follows:
1) New Units are highly engineered solutions to new customer requests. The segment includes engineering, manufacturing, sales and administrative support.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
2) Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature.
Expenses included as “unallocable” are IR corporate allocations (Predecessor), corporate expenses (Successor), research and development expenses, and restructuring charges, none of which are allocated to the segments. Assets that are directly assigned to the two reportable segments include trade accounts receivable, net inventories, intangibles and goodwill. All other assets such as cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangibles, are not directly allocable to either of the two reportable segments.

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(In thousands)
Sales
New units	$148,192	$126,878	$236,457	$170,677
Aftermarket parts and services	154,286	143,005	300,021	269,554

Total	$302,478	$269,883	$536,478	$440,231

Operating Income
New units	$2,429	$168	$(3,629)	$1,662
Aftermarket parts and services	30,936	24,347	54,780	43,070
Unallocable	(12,607)	(10,320)	(21,677)	(24,114)

Total	$20,758	$14,195	$29,474	$20,618

Depreciation and Amortization
New units	$8,249	$3,762	$14,700	$5,721
Aftermarket parts and services	8,410	3,178	18,910	8,252

Total	$16,659	$6,940	$33,610	$13,973

Total Assets
New units	$212,844		$212,844
Aftermarket parts and services	522,909		522,909
Unallocable	911,134		911,134

Total	$1,646,887		$1,646,887

12. Acquisition
On June 30, 2005, we announced that we had entered into an asset purchase agreement with Tuthill Corporation to purchase certain assets of its Tuthill Energy Systems Division (the “Tuthill Acquisition”). Tuthill Energy Systems is an international manufacturer of single and multi-stage steam turbines and portable ventilators and manufactures under the Coppus, Murray and Nadrowski brands. The aggregate purchase price for the Tuthill Acquisition is approximately $58.7 million. The closing of the Tuthill Acquisition is subject to customary conditions. We intend to finance the Tuthill Acquisition with our available cash and/or borrowings under our senior secured credit facility and expect the Tuthill Acquisition to close later in the third quarter of this year.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
13. Subsequent events
In July, 2005, our Board of Directors increased the shares authorized to 250,000,000. On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of approximately $613.0 million. On August 11, 2005, we notified the Trustee that we intend to use approximately $55.1 million of the net proceeds to redeem $50.0 million face value amount of our 7-3/8% senior subordinated notes due 2014, including the payment of the applicable redemption premium and accrued interest to the expected redemption date. We expect such payment to be made in mid-September 2005. On August 4, 2005, our Board of Directors approved a dividend of the remaining net proceeds of approximately $557.9 million ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management, that was paid on August 11, 2005.
In connection with the completion of the offering, our Board of Directors approved a 0.537314-for-one reverse stock split. The share related information in these financial statements gives retroactive effect to this reverse stock split.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global supplier of rotating equipment solutions to the worldwide oil, gas, petrochemical and industrial process industries. Our segments are new units and aftermarket parts and services. Our services and products are used for a range of applications, including oil and gas production, refinery processes, natural gas processing, pipelines, petrochemical production, high-pressure field injection and enhanced oil recovery. We also serve general industrial markets including paper, steel, sugar, distributed power and government markets.
We operate globally with manufacturing facilities in the United States, France, Germany, Norway, India and Brazil and have 24 service and support centers worldwide. We have sales and services locations in all of the major international energy markets and established coverage of 105 countries.
New Units. We manufacture highly-engineered turbo and reciprocating compression equipment and steam turbines. Our products are custom-designed to client specifications for long-life, critical applications.
Aftermarket Parts and Services. We offer a range of aftermarket parts and services, including installation, maintenance, monitoring, operation, repairs, overhauls and upgrades. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. The cumulative revenues from these aftermarket activities often significantly exceed the initial purchase price of a new unit.
Results of Operations
Total Company — three months ended June 30, 2005 (Successor) compared to three months ended June 30, 2004 (Predecessor)

					Period to Period
	Successor		Predecessor		Change
	Three Months		Three Months		2004 to
	Ended June 30, 2005		Ended June 30, 2004		2005	Change
			(Dollars in millions)
Statement of Operations Data:
Sales, net	$302.5	100.0%	$269.9	100.0%	$32.6	12.1%
Cost of goods sold	238.7	78.9%	216.3	80.1%	22.4	10.4%

Gross profit	63.8	21.1%	53.6	19.9%	10.2	19.0%

Selling and administrative expenses	41.2	13.6%	37.8	14.0%	3.4	9.0%
Research and development expenses	1.9	0.6%	1.6	0.6%	0.3	18.8%

Operating income	20.7	6.8%	14.2	5.3%	6.5	45.8%
Interest (expense) income, net	(14.4)	(4.8)%	1.4	0.5%	(15.8)	(1128.6)%
Other (expense), net	(0.4)	(0.1)%	(0.3)	(0.1)%	(0.1)	33.3%

Income (loss) before income taxes	5.9	1.9%	15.3	5.7%	(9.4)	(61.4)%
Provision for income taxes	7.4	2.4%	1.9	0.7%	5.5	289.5%

Net income (loss)	$(1.5)	(0.5)%	$13.4	5.0%	$(14.9)	(111.2)%

There were significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the Acquisition on October 29, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Sales. The worldwide market demand for oil and gas products continues to increase in 2005 which has increased the demand for our products and services. Total sales increased by $32.6 million, or 12.1% for the three months ended June 30, 2005, compared to the same period in 2004. Our backlog increased 62.9% at June 30, 2005, compared to June 30, 2004.
Cost of goods sold. As a percentage of sales, cost of goods sold decreased slightly to 78.9% for the three months ended June 30, 2005, from 80.1% for the same period in 2004. Cost of goods sold increased by $9.5 in variable cost of goods sold due to volume and by $12.7 million from costs related to purchase accounting which were recognized during the second quarter of 2005, reflecting additional depreciation and amortization, and the step-up value of inventory sold.
Selling and administrative expenses. Selling and administrative expenses increased by $3.4 million for the three months ended June 30, 2005, from the same period in 2004, but decreased as a percentage of sales. Establishing corporate functions for the stand alone company was the principal cause of a $6.1 million direct increase in expenses during the second quarter of 2005 compared to $4.1 million of administrative expenses allocated to us from Ingersoll-Rand during the second quarter of 2004. An additional $1.4 million of increases were the result of incentive plan accruals and business taxes.
Research and development. Research and development expenses for the three months ended June 30, 2005, and 2004 were $1.9 million and $1.6 million, respectively, or approximately 0.6% of sales in both periods.
Operating income. The improved market conditions was the principal cause of the increase in operating income of $6.5 million to $20.7 million for the three months ended June 30, 2005, from $14.2 million for the same period in 2004.
Interest (expense) income, net. Interest expense was $14.4 million for the three months ended June 30, 2005, compared to interest income of $1.4 million for the same period in 2004. The difference was primarily from interest on the outstanding principal of the senior secured credit facility and the senior subordinated notes issued in connection with the Acquisition. Additionally, we are obligated by our registration rights agreement to use commercially reasonable efforts to register the notes under the Securities Act and consummate an exchange offer no later than August 25, 2005. If this requirement is not met, then the annual interest on the notes will increase by (1) 0.25% for the first 90 days following August 25, 2005 and (2) 0.25% at the beginning of each subsequent 90-day period, up to a maximum of 1.0% until all such registration defaults are cured. We currently do not expect to meet the requirement by August 25th, but expect to complete the registration before the first 90-day period expires.
Provision for income taxes. Provision for income taxes for the three months ended June 30, 2005, resulted from the difference between the provision for income tax required for the six months ended June 30, 2005, and that recorded for the three months ended March 31, 2005. The provision results in an effective tax rate that differs from the U.S. Federal statutory rate of 35% principally because of current and forecasted net operating losses in certain tax jurisdictions. As a result, we have provided a valuation allowance for that deferred tax asset on the basis that it is more likely than not that we will not realize that asset. The effective tax rate of 12.7% for the three months ended June 30, 2004, differs from the U.S. Federal statutory rate of 35% primarily because the Predecessor period reflected the non-taxable partnership structure in existence for most of the domestic operations.
Bookings and backlog. Bookings represent the value of firm orders placed during the three months ended June 30, 2005, whether or not filled. Backlog as of any date represents the firm orders left unfilled as of that date. Bookings during this second quarter of 2005 were $296.7 million, 9.9% higher than the $270.0 million in bookings for the period in 2004. The backlog at June 30, 2005, was $842.3 million compared to $517.0 million at June 30, 2004, a 62.9% increase. This increase is due to several large orders received during the period. The five largest new unit orders in the three months ended June 30, 2005, amounted to $61 million compared to $30 million for the five largest new unit orders for the same period in 2004.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Segment Analysis — three months ended June 30, 2005 (Successor) compared to three months ended June 30, 2004 (Predecessor)

					Period to Period
	Successor		Predecessor		Change
	Three Months Ended		Three Months Ended		2004 to
	June 30, 2005		June 30, 2004		2005	Change
			(Dollars in millions)
Sales, net
New units	$148.2	49.0%	$126.9	47.0%	$21.3	16.8%
Aftermarket parts and services	154.3	51.0%	143.0	53.0%	11.3	7.9%

	$302.5	100.0%	$269.9	100.0%	$32.6	12.1%

Gross Profit
New units	$15.0		$11.5		$3.5	30.4%
Aftermarket parts and services	48.8		42.1		6.7	15.9%

Total gross profit	$63.8		$53.6		$10.2	19.0%

Operating Income (Loss)
New units	$2.4		$0.2		$2.2	1100.0%
Aftermarket parts and services	30.9		24.3		6.6	27.2%
Unallocated corporate expense	(12.6)		(10.3)		(2.3)	22.3%

Total operating income	$20.7		$14.2		$6.5	45.8%

New Units
Sales. Sales in the segment increased $21.3 million for the three months ended June 30, 2005, compared to the same period in 2004. Our new units backlog at June 30, 2005, was $682 million compared to $358 million at June 30, 2004. Three revamp orders in France contributed to the increase in revenue for the three months ended June 30, 2005. Our decision to start charging customers a margin with respect to third-party equipment that we had been purchasing on their behalf on a cost only basis (we refer to such purchases as “buyouts”) resulted in certain customers purchasing such equipment directly and dampened the growth in sales in this segment.
Gross profit. Gross profit increased by $3.5 million for the three months ended June 30, 2005, compared to the same period in 2004. As a percentage of segment revenues, gross profit increased slightly to 10.1% for the period in 2005 from 9.1% for the same period in 2004. The increase was primarily due to price increases, margins on buyouts and a reduction in costs primarily due to improved direct labor and engineering absorption, no severance costs in 2005 and a reduction in the provisions for obsolete and slow moving inventory. Gross profit increases were offset by additional costs related to purchase accounting adjustments recognized in the second quarter of 2005.
Operating income. Operating income increased by $2.2 million for the three months ended June 30, 2005, compared to the same period in 2004. This increase is attributable to the $3.5 million change in gross profit mentioned above reduced by a $1.3 million increase in the corporate allocation of selling and administrative expenses due to the increase in sales.
Bookings and backlog. Bookings for the three months ended June 30, 2005, were $141.6 million, 19.1% above the bookings for the same period in 2004. The backlog at June 30, 2005, was $682.0 million, or 90.4% above the $358.2 million backlog at June 30, 2004. This increase is due to several large orders received during the period. The five largest new unit orders in the three months ended June 30, 2005, amounted to $61 million compared to $30 million for the five largest new unit orders for the same period in 2004.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Aftermarket Parts and Services
Sales. Sales increased by $11.3 million, or 7.9%, for the three months ended June 30, 2005 compared to the same period in 2004 primarily from higher parts sales.
Gross profit. Gross profit increased by $6.7 million for the three months ended June 30, 2005 compared to the same period in 2004 as a result of the increases in sales. As a percentage of sales, gross profit increased to 31.6% for the three months ended June 30, 2005 from 29.4% for the same period in 2004 as a result of a more favorable product mix from increased parts revenue and increased manufacturing efficiencies.
Operating income. Operating income increased by $6.6 million, or 27.2%, for the three months ended June 30, 2005 compared to the same period in 2004. This increase is mainly attributable to the change in gross profit mentioned above.
Bookings and backlog. Bookings for the three months ended June 30, 2005 were $155.2 million, 2.7% above bookings for the same period in 2004. Backlog at June 30, 2005, was $160.4 million compared to $158.8 million at June 30, 2004.
Total Company — Six months ended June 30, 2005 (Successor) compared to six months ended June 30, 2004 (Predecessor)

					Period to Period
	Successor		Predecessor		Change
	Six Months Ended		Six Months Ended		2004 to
	June 30, 2005		June 30, 2004		2005	Change
			(Dollars in millions)
Statement of Operations Data:
Sales, net	$536.5	100.0%	$440.2	100.0%	$96.3	21.9%
Cost of goods sold	425.0	79.2%	339.0	77.0%	86.0	25.4%

Gross profit	111.5	20.8%	101.2	23.0%	10.3	10.2%

Selling and administrative expenses	78.5	14.6%	77.5	17.6%	1.0	1.3%
Research and development expenses	3.5	0.7%	3.1	0.7%	0.4	12.9%

Operating income	29.5	5.5%	20.6	4.7%	8.9	43.2%
Interest (expense) income, net	(29.6)	(5.5)%	1.1	0.2%	(30.7)	(2790.9)%
Other income (expense), net	(0.6)	(0.1)%	(2.6)	(0.6)%	2.0	(76.9)%

Income (loss) before income taxes	(0.7)	(0.1)%	19.1	4.3%	(19.8)	(103.7)%
(Benefit) Provision for income taxes	4.8	0.9%	2.4	0.5%	2.4	100.0%

Net income (loss)	$(5.5)	(1.0)%	$16.7	3.8%	$(22.2)	(132.9)%

Sales. The demand for oil and gas products continues to increase in 2005 driving strong demand for our products and services. Total sales increased by $96.3 million, or 21.9%, for the six months ended June 30, 2005 compared to the same period in 2004. Our backlog at December 31, 2004 increased 51.8% compared to December 31, 2003 which contributed to increased sales.
Cost of goods sold. As a percentage of sales, cost of goods sold increased to 79.2% for the six months ended June 30, 2005 from 77.0% for the same period in 2004. Cost of goods sold increased by $26.4 million for adjustments related to purchase accounting which were recognized during the first half of 2005, reflecting additional depreciation and amortization and the step-up value of inventory sold.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Selling and administrative expenses. Selling and administrative expenses increased by $1.0 million for the six months ended June 30, 2005, from the same period in 2004, but decreased as a percentage of sales. Establishing corporate functions for the stand-alone company was the principal cause of a $9.1 million direct increase in expenses during the six months ended June 30, 2005, compared to $11.9 million of administrative expenses allocated to us from IR during the first half of 2004. Third party commissions increased $1.6 million over 2004 due to the increase in sales. An additional $1.4 million of increases were the result of incentive plan accrual and business taxes.
Research and development. Research and development expenses for the six months ended June 30, 2005 and 2004 were $3.5 million and $3.1 million, respectively, or approximately 0.7% of sales in both periods.
Operating income. Operating income increased by $8.9 million to $29.5 million for the six months ended June 30, 2005 from $20.6 million for the same period in 2004 primarily attributable to the factors discussed above regarding sales and cost of goods sold.
Interest (expense) income, net. Interest expense was $29.6 million for the six months ended June 30, 2005 compared to interest income of $1.1 million for the same period in 2004. The difference was primarily from interest on the outstanding principal of the senior secured credit facility and senior subordinated notes issued in connection with the Acquisition. Additionally, we are obligated by our registration rights agreement to use commercially reasonable efforts to register the notes under the Securities Act and consummate an exchange offer no later than August 25, 2005. If this requirement is not met, then the annual interest on the notes will increase by (1) 0.25% for the first 90 days following August 25, 2005 and (2) 0.25% at the beginning of each subsequent 90-day period, up to a maximum of 1.0% until all such registration defaults are cured. We currently do not expect to meet the requirement by August 25th, but expect to complete the registration before the first 90-day period expires.
Other expense, net. Other expense, net for the six months ended June 30, 2005, decreased $2.0 million from the same period in 2004. This was attributable to lower net currency losses in the six months ended June 30, 2005, compared to the same period in 2004.
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2005 was $4.8 million and results in an effective tax rate that differs from the U.S. Federal statutory rate of 35% principally because of current and forecasted net operating losses in certain tax jurisdictions. As a result, we have provided a valuation allowance for that deferred tax asset on the basis that it is more likely than not that we will not realize that asset. The effective tax rate of 12.5% for the six months ended June 30, 2004 differs from the U.S. Federal statutory rate of 35% primarily because the Predecessor period reflected the non-taxable partnership structure in existence for most of the domestic operations.
Bookings. Bookings during the six months ended June 30, 2005 were $747.1 million, 41.2% higher than the $529.2 million in bookings for the same period in 2004.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Segment Analysis — six months ended June 30, 2005 (Successor) compared to six months ended June  30, 2004 (Predecessor)

					Period to Period
	Successor		Predecessor		Change
	Six Months Ended		Six Months Ended		2004 to
	June 30, 2005		June 30, 2004		2005	Change
			(Dollars in millions)
Sales, net
New units	$236.5	44.1%	$170.7	38.8%	$65.8	38.5%
Aftermarket parts and services	300.0	55.9%	269.5	61.2%	30.5	11.3%

	$536.5	100.0%	$440.2	100.0%	$96.3	21.9%

Gross Profit
New units	$18.9		$21.1		($2.2)	(10.4)%
Aftermarket parts and services	92.6		80.1		12.5	15.6%

Total gross profit	$111.5		$101.2		$10.3	10.2%

Operating Income (Loss)
New units	($3.6)		$1.7		($5.3)	(311.8)%
Aftermarket parts and services	54.8		43.1		11.7	27.1%
Unallocated corporate expense	(21.7)		(24.2)		2.5	(10.3)%

Total operating income	$29.5		$20.6		$8.9	43.2%

New Units
Sales. Sales in the new units segment increased $65.8 million for the six months ended June 30, 2005 compared to the same period in 2004. Our new units backlog at June 30, 2005, was $682 million compared to $358 million at June 30, 2004. Our operations in North America and France accounted for most of this increase.
Gross profit. Gross profit decreased by $2.2 million for the six months ended June 30, 2005 compared to the same period in 2004. The decrease was primarily due to adjustments related to purchase accounting and the greater allocation of certain costs due to higher sales compared to parts and service.
Operating income (loss). Operating income decreased by $5.3 million for the six months ended June 30, 2005 compared to the same period in 2004. This decrease is attributable to the $2.2 million decrease in gross profit mentioned above, plus a $3.1 million increase in the allocation of selling and administrative expenses due to the increase in sales.
Bookings. Bookings for the six months ended June 30, 2005 were $437.1 million which is 82.0% above the bookings for the same period in 2004.
Aftermarket Parts and Services
Sales. Sales increased by $30.5 million, or 11.3%, for the six months ended June 30, 2005 compared to the same period in 2004 resulting from strong demand for parts, repairs and field services.
Gross profit. Gross profit increased by $12.5 million for the six months ended June 30, 2005 compared to the same period in 2004 as a result of the increases in volume. As a percentage of sales, gross profit increased to 30.9% for the six months ended June 30, 2005 from 29.7% for the same period in 2004, as a more favorable product mix from increased parts revenue and increased manufacturing efficiencies.
Operating income. Operating income increased by $11.7 million, or 27.1%, for the six months ended June 30, 2005 compared to the same period in 2004. This increase is mainly attributable to the change in gross profit mentioned above.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Bookings. Bookings for the six months ended June 30, 2005 were $310.0 million which is 7.2% above bookings for the same period in 2004.
Liquidity and Capital Resources
Historically, our primary source of cash has been from operations. Prior to the Acquisition, our Predecessor participated in IR’s centralized treasury management system whereby, in certain countries, our Predecessor’s cash receipts were remitted to IR and IR funded our Predecessor’s cash disbursements. Our Predecessor’s primary cash disbursements were for capital expenditures and working capital. Following the consummation of the Acquisition, we initially relied upon a transition services agreement with IR to provide these services until we could establish our own cash management system. As of April 2, 2005, we were no longer reliant upon IR for any cash management services.
Net cash provided by operating activities for the six months ended June 30, 2005 was $188.4 million compared to $16.0 million for the same period in 2004. The increase of $172.4 in net cash provided by operating activities was mainly from a reduction in accounts receivable and an increase in customer advance payments, a component of other current and noncurrent liabilities. Accounts receivable declined $78.7 million from December 31, 2004, as we collected $30.5 million due from IR and benefited from increased focus on improving our delinquent accounts. Customer advance payments increased $78.8 million from December 31, 2004. The increase was a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process.
Net cash provided by investing activities for the six months ended June 30, 2005 was $5.2 million which compares to net cash used in investing activities of $0.7 million for the same period in 2004. The net increase of $5.9 million was primarily due to the sale of our investment in a partially owned entity in the first quarter of 2005.
Our capital expenditures have averaged $10.3 million per year over the past three years. Capital expenditures for the six months ended June 30, 2005 were $5.0 million. We expect that our capital expenditures going forward will continue to approximate 1.0% of sales.
Net cash used in financing activities was $123.8 million for the six months ended June 30, 2005 compared to $16.4 million for the six months ended June 30, 2004. This increase of $107.4 million related primarily to payments on long-term debt of $121.2 and a decrease primarily relating to the impact of the net change in intercompany accounts with IR of $16.0 million in the six months ended June 30, 2004.
As of June 30, 2005, we had a cash balance of $176 million and the ability to borrow $158 million under the $300 million revolving credit portion of the senior credit facility, as $142 million was used for outstanding letters of credit. On August 19, 2005, we requested a $50 million increase in commitments available in accordance with the existing terms of the revolving credit portion of our senior secured credit facility. If approved, we expect the increased borrowing availability to be effective August 26, 2005. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of approximately $613.0 million. On August 11, 2005, we notified the trustee that we intend to use approximately $55.1 million of the net proceeds to redeem $50.0 million face value amount of our 7-3/8% senior subordinated notes due 2014, including the payment of the applicable redemption premium and accrued interest to the expected redemption date. We expect such payment to be made in mid-September 2005. On August 4, 2005, our Board of Directors approved a dividend of the remaining net proceeds of approximately $557.9 million (10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management, that was paid on August 11, 2005.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Risk Factors
Statements included or incorporated by reference in the report may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:
•	material weaknesses in our internal controls;
•	economic or industry downturns;
•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;
•	competition in our markets;
•	failure to complete or achieve the expected benefits from any future acquisitions;
•	economic, political, currency and other risks associated with our international sales and operations;
•	loss of our senior management;
•	environment compliance costs and liabilities;
•	failure to maintain safety performance acceptable to our clients;
•	failure to negotiate new collective bargaining agreements;
•	our ability to operate as a standalone company;
•	unexpected product claims or regulations;
•	infringement on our intellectual property or our infringement on others’ intellectual property; and
•	other factors described in this report.

DRESSER-RAND GROUP INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency gain was $.1 million for the six months ended June 30, 2005, compared to a net currency loss of $2.1 million for the six months ended June 30, 2004.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
We have interest rate risk related to the term loan portion of senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the affect of increasing interest expense by $2.7 million annually, based on the outstanding principal balance at June 30, 2005.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2005.
In June 2004, the Public Company Accounting Oversight Board (PCAOB) adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act of 2002, which included revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defines a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The new rules describe certain circumstances as being both significant deficiencies and strong indicators that a material weakness in internal control over financial reporting exists.
As a result of our transition from a subsidiary of a multinational company to a stand-alone entity, we have identified a number of factors leading us to conclude that we have material weaknesses in internal control over financial reporting including the following:
•	identification by our auditors of misstatements in internal drafts of our financial statements that were not initially identified by our internal control process, indicating a weakness with respect to our ability to properly monitor and account for non-routine transactions, and to apply GAAP in transactions subject to new or complex accounting pronouncements;
•	the need for a Chief Financial Officer with SEC reporting experience, a Director of Financial Reporting with strong accounting and SEC reporting experience and additional skilled accounting and SEC experienced personnel to enhance the accounting department to remedy insufficient experience in public company accounting and periodic reporting matters among our existing staff;
•	the need to develop a tax department;
•	the need to develop a risk management department;
•	the need to establish an internal audit department; and
•	the need to enhance our documentation of our systems and controls.
We have already taken a number of actions to begin to address the items identified including:
•	hiring, in the second quarter of 2005, an experienced Chief Financial Officer with broad finance and SEC reporting experience, a Chief Accounting Officer with significant accounting experience and SEC reporting experience, a Director of Risk Management, a Director of Internal Audit and a General Counsel;
•	changing, in the second quarter of 2005, the organizational relationship of the worldwide accounting organization so that the Controllers of the operating units report directly to our Vice-president, Controller and Chief Accounting Officer.
•	engaging additional outside consultants to assist our personnel with internal audit work and SEC reporting;
•	outsourcing our tax functions to a professional service firm; and
•	evaluating external resources to supplement our Section 404 evaluation efforts.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES — Continued
While we have taken actions to address the items identified, additional measures will be necessary and these measures, along with other measures we expect to take to improve our internal control over financial reporting, may not be sufficient to address the issues identified by our independent auditors or ensure that our internal control over financial reporting is effective. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
Beginning with the year ending December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management’s assessment of and the effectiveness of our internal control over financial reporting. We have substantial effort ahead of us to complete the documentation and testing of our internal control over financial reporting and remediate any additional internal control over financial reporting deficiencies identified in these efforts. We may not be able to complete the required management assessment by our reporting deadline. An inability to complete this assessment would result in receiving something other than an unqualified report from our auditors with respect to our internal control over financial reporting. In addition, if material weaknesses are not remediated, we would not be able to conclude that our internal control over financial reporting was effective, which would result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal control over financial reporting.
Taking into consideration the previously mentioned material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DRESSER-RAND GROUP INC.
OTHER INFORMATION — LEGAL PROCEEDINGS
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition of the Company from IR in October, 2004, we have recently discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.08% of our consolidated revenues from 2000 through June 30, 2005. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005 to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the U.S. Treasury Department. Our inquiry into these transactions is continuing and the U.S. Treasury Department’s review of this matter is in a very preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the U.S. Treasury Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity. In addition, the U.S. Treasury Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.

DRESSER-RAND GROUP INC.
OTHER INFORMATION — EXHIBITS
ITEM 6. EXHIBITS
The following exhibits are filed with this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124963) filed with the SEC on August 2, 2005 (the “Form S-1”).

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1).

Exhibit 10.1	Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form S-1).

Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

DRESSER-RAND GROUP INC.
OTHER INFORMATION — SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.
August 24, 2005	/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer

DRESSER-RAND GROUP INC.
OTHER INFORMATION — EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124963) filed with the SEC on August 2, 2005 (the “Form S-1”).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1).

10.1	Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form S-1).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.