Form 10-Q
period 2005-09-30
Dresser-Rand Group Inc.
filed 2005-11-14
CIK 1316656

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from to

Commission file number 001-32586

Dresser-Rand Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Paul Clark Drive Olean, NY	14760

(Address of principal executive offices)	(Zip Code)

(716) 375-3000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes      ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes      ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes      ☒  No

The number of shares of common stock, $.01 par value, outstanding as of November 1, 2005, was 85,444,897.

DRESSER-RAND GROUP INC.
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statement of Operations (Successor) and Combined Statement of Operations (Predecessor) for the three months and nine months ended September 30, 2005, (Successor) and 2004 (Predecessor)	3

Consolidated Balance Sheet at September 30, 2005, and December 31, 2004	4

Consolidated Statement of Cash Flows (Successor) and Combined Statement of Cash Flows (Predecessor) for the nine months ended September 30, 2005, (Successor) and 2004 (Predecessor)	5

Notes to Consolidated and Combined Financial Statements at September 30, 2005	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3. Quantitative and Qualitative Disclosure about Market Risk	24

Item 4. Controls and Procedures	25-26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

Exhibits

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS (SUCCESSOR)
AND COMBINED STATEMENT OF OPERATIONS (PREDECESSOR)
(Unaudited; dollars in thousands, except per share amounts)

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Successor Three months ended September 30, 2005	Predecessor Three months ended September 30, 2004	Successor Nine months ended September 30, 2005	Predecessor Nine months ended September 30, 2004

Net sales of products	$258,065	$166,798	$683,656	$506,187
Net sales of services	51,694	49,364	162,581	148,354
Net sales to affiliates	—	657	—	1,639
Other operating revenue	—	444	—	1,314

Total	309,759	217,263	846,237	657,494

Cost of products sold	192,804	124,482	533,685	386,024
Cost of services sold	40,050	35,403	124,160	112,216
Cost of products sold to affiliates	—	312	—	968

Total	232,854	160,197	657,845	499,208

Gross profit	76,905	57,066	188,392	158,286
Selling and administrative expenses	39,814	32,983	118,331	110,493
Research and development expenses	1,249	1,603	4,745	4,695

Income from operations	35,842	22,480	65,316	43,098
Interest (expense) income, net	(14,966)	1,204	(44,619)	2,306
Early redemption premium on debt	(3,688)	—	(3,688)	—
Other expense, net	(978)	(89)	(1,558)	(2,754)

Income before income taxes	16,210	23,595	15,451	42,650
Provision for income taxes	5,776	2,543	10,560	4,918

Net income	$10,434	$21,052	$4,891	$37,732

Net income per share:
Basic and diluted	$0.15		$0.08

Shares used in computing net income per share:
Basic and diluted	71,904,027		60,178,986

See accompanying notes to consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET (SUCCESSOR)
(dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$109,504	$111,500
Accounts receivable, less allowance for doubtful accounts of $8,757 in 2005 and $14,569 in 2004	225,117	265,479
Inventories, net	163,371	175,873
Prepaid expenses	18,842	14,256
Deferred income taxes	11,817	7,445

Total current assets	528,651	574,553
Investments in and advances to partially owned companies - at equity	—	12,448
Property, plant and equipment, less accumulated depreciation of $21,137 in 2005 and $3,949 in 2004	233,598	226,764
Goodwill	399,286	423,330
Intangible assets, net	472,279	479,587
Other assets	26,559	34,392

Total assets	$1,660,373	$1,751,074

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accruals	$297,450	$271,275
Customer advance payments	113,988	38,661
Income taxes payable	5,000	12,977
Loans payable	63	2,734
Current maturities of long-term debt	—	4,015

Total current liabilities	416,501	329,662
Deferred income taxes	29,743	27,287
Postemployment and other employee benefit liabilities	112,537	111,640
Long-term debt	599,148	816,664
Other noncurrent liabilities	15,915	12,924

Total liabilities	1,173,844	1,298,177
Commitments and contingencies
(Notes 7 through 10)
Shareholders’ Equity
Common stock, $0.01 par value, 250,000,000 shares authorized in 2005 and 101,200,000 shares in 2004; 85,444,897 shares issued and outstanding.	854	542
Additional paid in capital	492,226	436,642
Retained earnings	12,120	7,229
Accumulated other comprehensive (loss) income	(18,671)	8,484

Total shareholders’ equity	486,529	452,897

Total liabilities and shareholders’ equity	$1,660,373	$1,751,074

See accompanying notes to consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (SUCCESSOR)
AND COMBINED STATEMENT OF CASH FLOWS (PREDECESSOR)
(Unaudited; dollars in thousands)

	Successor Nine months ended September 30, 2005	Predecessor Nine months ended September 30, 2004

Cash flows from operating activities
Net income	$4,891	$37,732
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	48,045	20,284
Amortization of deferred financing costs	8,627	—
Provision for (adjustment to) allowance for doubtful accounts	(1,373)	3,181
Provision for losses on inventory	2,743	5,209
Deferred income taxes	(2,459)	5,404
Employee Compensation	3,237	—
Other	(3,323)	1,098
(Increase) decrease in:
Accounts receivable	48,362	48,624
Inventories	13,003	(23,209)
Other current and noncurrent assets	(9,965)	(14,046)
Increase (decrease) in:
Accounts payable and accruals	8,372	(19,545)
Customer advance payments	75,838	18,604
Other current and noncurrent liabilities	26,386	(18,852)

Net cash provided by (used in) operating activities	222,384	64,484

Cash flows from investing activities
Capital expenditures	(10,747)	(4,532)
Acquisitions	(57,218)	—
Proceeds from equity investment dispositions	10,000	—
Proceeds from sales of property, plant and equipment	244	1,723
Proceeds from sale of marketable securities	—	1,037

Net cash provided by investing activities	(57,721)	(1,772)

Cash flows from financing activities
Proceeds from (payments of) short-term borrowings	(2,638)	(991)
Proceeds from (payments of) long term debt	(211,162)	(21)
Proceeds from initial public offering - net	608,925	—
Cash dividend paid	(557,686)	—
Proceeds from sale of stock to employees	1,420	—
Changes in due to (from) affiliates	—	(49,760)

Net cash (used in) provided by financing activities	(161,141)	(50,772)

Effect of exchange rate changes on cash	(5,518)	(203)

Net increase (decrease) in cash and cash equivalents	(1,996)	11,737
Cash and cash equivalents, beginning of the period	111,500	41,537

Cash and cash equivalents, end of period	$109,504	$53,274

See accompanying notes to consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.     Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations.  These financial statements should be read in conjunction with our other filings with the Securities and Exchange Commission. Operating results for the 2005 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

On October 29, 2004, pursuant to an Equity Purchase Agreement with Dresser-Rand Holdings, LLC, we acquired from Ingersoll-Rand Company Limited, LLC, (“I-R”) the Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH (the “Acquisition”).  We used the proceeds from $430 million sale of common stock, borrowings of $420 million in senior subordinated notes and borrowings of $395 million under our senior secured credit facility to fund the Acquisition.

The Acquisition of the Dresser-Rand entities was accounted for under the purchase method of accounting.  As a result, the financial results presented for 2004 represent the (“Predecessor”) and the financial results presented for the period subsequent to the Acquisition represent the Successor entity (the “Successor”).  We allocated the Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of the Acquisition, which resulted in a significant change in our annual depreciation and amortization expenses. To clarify and emphasize that the Successor financial statements have been presented on new basis of accounting, we have separated Predecessor and Successor financial statements with a vertical black line, where appropriate.

2.     Recently issued  accounting standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, and Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on our financial reporting.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, that is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity.  We have elected to early adopt the provisions of SFAS 123R as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $380,000 and $3,237,000 for the three months and nine months ended September 30, 2005, respectively.

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

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

In March 2005, the FASB issued Interpretation No. 47, an interpretation of SFAS No. 143, Accounting for Conditional Asset Retirement Obligations.  Interpretation No. 47 requires that a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of a conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation is effective for our December 31, 2005 financial statements.  We are currently assessing the impact the Interpretation will have on our financial position and results of operation.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. SFAS No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005.

3.     Sale of common stock

On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of $608.9 million.  On September 12, 2005, we used $55.0 million of the net proceeds to redeem $50.0 million face value amount of our 7-3/8% senior subordinated notes due 2014, and to pay the applicable redemption premium of $3.7 million and accrued interest of $1.3 million to the redemption date.  Our Board of Directors approved the payment of a dividend on August 11, 2005, of the remaining net proceeds, excluding certain related costs, of $557.7 million ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management.

4.     Acquisitions

On September 8, 2005, we acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”).  TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business.  The current estimated cost of TES is approximately $57.0 million, net of $4.0 million cash acquired, subject to future adjustments for agreement on the final working capital at the closing date and other related matters.  We have preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$13,458
Inventory – net	7,690
Prepaid expenses and other current assets	208

Total current assets	21,356
Property, plant and equipment, net	20,319
Intangible assets and goodwill	28,414

Total assets acquired	70,089

Accounts payable and accruals	10,570
Other liabilities	2,501

Total liabilities assumed	13,071

Cash paid – net	$57,018

The above amounts are estimates as final appraisals and other required information to determine final cost and assign fair values have not been received.  Also, certain restructuring of operations will be necessary to obtain appropriate synergies in the combined steam turbine business.  Accordingly, the above amounts may be revised when all required information is obtained and the restructuring plan is finalized which is expected to be accomplished during the fourth quarter of 2005.  Pro forma financial information, assuming that TES had been acquired at the beginning of each period for which an income statement is presented, has not been presented because the effect on our results for these periods was not considered material.  TES results have been included in our financial results since September 8, 2005, and were not material to the results of operations for the three months and nine months ended September 30, 2005.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

During the third quarter of 2005, we purchased the other 50% of our Multiphase Power and Processing Technologies (MppT) joint venture for a payment of $200,000 and an agreement to pay $300,000 on April 1, 2006, and $425,000 on April 1, 2007.  The net present value of the total consideration is $876,000, bringing our total investment in MppT to $2.9 million at the date of the purchase.  MppT owns patents and technology for inline, compact, gas-liquid scrubbers.

5.     Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	September 30, 2005		December 31, 2004

(In thousands)	Cost	Accumulated amortization	Cost	Accumulated amortization

	(unaudited)
Trade names	$89,692	$1,903	$82,700	$344
Customer relationships	232,648	5,216	227,746	936
Software and technology	158,765	7,281	149,653	1,304
Other amortizable intangible assets	33,640	28,066	31,828	9,756

Total	$514,745	$42,466	$491,927	$12,340

Changes in cost in the above table from December 31, 2004 to September 30, 2005, arose from translation adjustments and the amounts related to the TES and MppT acquisitions.  Such TES amounts are subject to change when final appraisals are received.

Amortization of intangible assets for the three months and nine months ended September 30, 2005, was $8.4 million and $30.1 million, respectively.

The changes in goodwill for the nine months ended September 30, 2005, were:

Balance at December 31, 2004	$423,330
TES acquisition	$5,120
Translation adjustments	(29,164)

Balance at September 30, 2005	$399,286

The goodwill from the TES acquisition is subject to change when the final appraisals are received and the working capital adjustment is finalized.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

6.     Inventories

Inventories were as follows:

(In thousands)	September 30, 2005	December 31, 2004

	(unaudited)
Raw materials and supplies	$80,970	$60,728
Work-in-process and finished goods	289,669	209,247

	370,639	269,975
Less progress payments	(207,268)	(94,102)

Total inventories - net	$163,371	$175,873

The progress payments represent payments from customers based on milestone completion schedules.  Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

7.     Income taxes

Our estimated income tax provision for the nine months ended September 30, 2005, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because, in certain tax jurisdictions, we have incurred net operating losses from inception and are currently forecasting net operating losses for 2005.  As a result, we have provided a valuation allowance for the deferred tax assets in those jurisdictions on the basis that it is more likely than not, as defined by generally accepted accounting principles, that we will not realize the net operating loss assets.  We will adjust that valuation allowance in the future when, based principally on attained results, it becomes more likely than not that the benefits of the net operating loss carried forward will be realized.  Our effective income tax rate for the three months ended September 30, 2005, results from the difference between provision for income tax required for the nine months ended September 30, 2005, and that recorded for the six months ended June 30, 2005.  Our effective income tax rate for the three months and nine months ended September 30, 2004, differed from the U.S. Federal statutory rate of 35%, primarily because the Predecessor period reflected the non-taxable partnership structure in existence for most of the domestic operations.

As mentioned in Note 1, the Successor began operations as a new entity on October 29, 2004.  We operate in numerous countries around the world and file tax returns as appropriate.  The Acquisition was an asset purchase in the United States and a stock purchase outside the United States.  The purchase price was allocated among the entities acquired based on estimated fair values.  Deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis.  Management believes that it has provided adequate estimated liabilities for taxes based on the allocation of the purchase price and its understanding of the tax laws and regulations in those countries.  Since few tax returns have been filed since beginning operations and none have been audited by the appropriate taxing authorities, we could be exposed to additional income and other taxes.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted.  The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  On December 21, 2004, the FASB issued guidance regarding the accounting implications of the Act related to the deduction for qualified domestic production activities which should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes. The guidance applies to financial statements for periods ending after the date the Act was enacted.  In years in which there is U.S. taxable income starting in 2005, this essentially results in a one percentage point reduction in the statutory rate. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations.  As part of the sale of the Predecessor, all previously undistributed foreign earnings were deemed distributed to I-R.  Accordingly, while we are still evaluating the potential impact of these dividend repatriation provisions, any amounts repatriated under the Act are not likely to be significant.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

8.     Pension plans

The components of net periodic pension cost for defined benefit pension plans are as follows:

(In thousands)	Successor Three months ended September 30, 2005	Predecessor Three months ended September 30, 2004	Successor Nine months ended September 30, 2005	Predecessor Nine months ended September 30, 2004

Service cost	$1,269	$951	$3,862	$3,757
Interest cost	4,254	5,216	12,891	15,250
Expected return on plan assets	(4,822)	(6,501)	(14,575)	(19,126)
Net amortization of unrecognized:
Prior service cost	—	235	—	408
Plan net losses	—	997	—	2,991

Net periodic pension cost	$701	$898	$2,178	$3,280

9.     Postretirement benefits other than pensions

The components of net periodic postretirement benefits cost for such plans are as follows:

(In thousands)	Successor Three months ended September 30, 2005	Predecessor Three months ended September 30, 2004	Successor Nine months ended September 30, 2005	Predecessor Nine months ended September 30, 2004

Service cost	$499	$466	$1,498	$1,444
Interest cost	684	2,734	2,052	8,411
Net amortization of unrecognized:
Prior service cost	—	(259)	—	(775)
Plan net losses	—	793	—	2,692

Net periodic postretirement benefits cost	$1,183	$3,734	$3,550	$11,772

10.     Commitments and contingencies

As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we have recently discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company.  Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary.  This amount represents approximately 0.08% of our consolidated revenues from 2000 through September 30, 2005.  Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October, 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May, 2005.  When these transactions came to our attention, we instructed our Brazilian subsidiary in July, 2005, to cease dealings with Cuba.  These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba.  We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the Department.  Our inquiry into these transactions is continuing and the Department’s review of this matter is in a very preliminary stage.  Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state.  To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences.  We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity.  In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

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

In connection with the Acquisition, the Equity Purchase Agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, I-R will remain responsible without time limitations for known environmental conditions as of the Closing Date that meet certain requirements set forth in the Equity Purchase Agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination.  The Company and I-R have agreed on many, but not all, of the matters for which I-R will remain responsible.  The remaining issues to be resolved are not expected to be material.

In 2002, the Predecessor received $10.0 million of grant funds from the New York Empire State Development Corporation (“ESDC”). The grants were designated to provide resources for workforce development and capital equipment. The Predecessor recorded $8.0 million of these grants as income in other income (expense) and $2.0 million as a reduction in basis of acquired property and equipment in 2002.  The grant vests ratably over a five-year period commencing in 2001 and concluding in 2005, based on certain criteria. Prior to the end of 2003, the Predecessor and ESDC restructured the grant to reflect the then existing business environment that reduced the original $10.0 million to $8.4 million. On the basis of the adjusted grant level, the Predecessor agreed to reimburse ESDC in the amount of $1.6 million, ratably, over a three-year period, beginning in December 2003. The restructured ESDC grant provides, among other conditions, that we meet certain employment levels at December 31 of each year; otherwise, we could be obligated to reimburse the ESDC a portion of the grant.  Management expects that it will meet the required employment level on December 31, 2005.

11.     Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

The following table represents the changes in the product warranty liability:

	Nine Months ended

(In thousands)	Successor September 30, 2005	Predecessor September 30, 2004

Balance, beginning of period	$21,078	$23,699
Provisions for warranties issued during the period	9,350	6,599
Adjustments to warranties issued in prior periods	1,436	(426)
Payments during the period	(9,379)	(10,850)
Translation adjustments	(1,266)	960

Balance, end of period	$21,219	$19,982

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

12.     Other comprehensive (loss) income

The components of other comprehensive (loss) income are as follows:

(In thousands)	Successor Three months ended September 30, 2005	Predecessor Three months ended September 30, 2004	Successor Nine months ended September 30, 2005	Predecessor Nine months ended September 30, 2004

Net (loss) income	$10,434	$21,052	$4,891	$37,732
Other comprehensive (loss) income:
Change in value of cash flow hedge	—	29	—	171
Foreign currency translation adjustment	(2,560)	2,389	(27,155)	4,394

Comprehensive (loss) income	$7,874	$23,470	$(22,264)	$42,297

The components of accumulated other comprehensive (loss) income are as follows:

(In thousands)	September 30, 2005	December 31, 2004

	(unaudited)
Minimum pension liability	$(922)	$(922)
Foreign currency translation adjustment	(17,749)	9,406

Accumulated other comprehensive (loss) income	$(18,671)	$8,484

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

13.     Segment information:

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)	New Units are highly engineered solutions to new customer requests. The segment includes engineering, manufacturing, sales and administrative support.

2)

Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.

Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature.  Unallocable expenses included Ingersoll-Rand corporate allocations (Predecessor), corporate expenses (Successor), research and development expenses, and restructuring charges.  Assets that are directly assigned to the two reportable segments include trade accounts receivable, net inventories, and goodwill.  Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangibles.

(In thousands)	Successor Three months ended September 30, 2005	Predecessor Three months ended September 30, 2004	Successor Nine months ended September 30, 2005	Predecessor Nine months ended September 30, 2004

Sales
New units	$162,587	$85,913	$399,044	$256,590
Aftermarket parts and services	147,172	131,350	447,193	400,904

Total	$309,759	$217,263	$846,237	$657,494

Operating Income
New units	$8,342	$345	$4,713	$2,007
Aftermarket parts and services	38,417	29,788	93,197	72,858
Unallocable	(10,917)	(7,653)	(32,594)	(31,767)

Total	$35,842	$22,480	$65,316	$43,098

Depreciation and Amortization
New units	$7,799	$2,717	$22,499	$8,438
Aftermarket parts and services	6,636	3,594	25,546	11,846

Total	$14,435	$6,311	$48,045	$20,284

Total Assets
New units	$249,075		$249,075
Aftermarket parts and services	529,025		529,025
Unallocable	882,273		882,273

Total	$1,660,373		$1,660,373

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (Continued)

14.     Stockholders’ equity:

Changes in stockholders’ equity for nine months ended September 30, 2005, were:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total

Balances at December 31, 2004	$542	$436,642	$7,229	$8,484	$452,897
Net income			4,891		4,891
Stock-based employee compensation	2	4,655			4,657
Currency translation				(27,155)	(27,155)
IPO net proceeds	310	608,615			608,925
Cash dividends		(557,686)			(557,686)

Balances at September 30, 2005	$854	$492,226	$12,120	$(18,671)	$486,529

15.     Changes in existing financing arrangements:

On August 26, 2005, we increased the availability under the revolving credit portion of our senior credit facility from $300 million to $350 million.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

We operate globally with manufacturing facilities in the United States, France, Germany, Norway, India and Brazil, and have 24 service and support centers worldwide. We have sales and services locations in all of the major international energy markets and established coverage of 105 countries.

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

Results of Operations

Three months ended September 30, 2005—Successor compared to three months ended September 30, 2004—Predecessor

	Successor		Predecessor		Period to Period Change

(In thousands)	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		2004 to 2005	Change

Statement of Operations Data:
Sales, net	$309.8	100.0%	$217.3	100.0%	$92.5	42.6%
Cost of goods sold	232.9	75.2%	160.2	73.7%	72.7	45.4%

Gross profit	76.9	24.8%	57.1	26.3%	19.8	34.8%
Selling and administrative expenses	39.8	12.8%	33.0	15.3%	6.8	20.7%
Research and development expenses	1.2	0.4%	1.6	0.7%	(0.4)	(22.1)%

Operating income	35.8	11.6%	22.5	10.3%	13.3	59.4%
Interest (expense) income, net	(14.9)	(4.9)%	1.2	0.6%	(16.1)	N/M
Other (expense), net	(4.7)	(1.5)%	(0.1)	0.0%	(4.6)	N/M

Income (loss) before income taxes	16.2	5.2%	23.6	10.9%	(7.4)	(31.3)%
Provision for income taxes	5.8	1.8%	2.5	1.2%	3.3	127.1%

Net income	$10.4	3.4%	$21.1	9.7%	$(10.7)	(50.4)%

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

There were significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the Acquisition on October 29, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired.

Sales.  The worldwide market demand for oil and gas products continues to increase in 2005 which has increased the demand for our products and services. Total sales increased by $92.5 million, or 42.6% for the three months ended September 30, 2005, compared to the same period in 2004.  Our backlog increased 48.9% at September 30, 2005, compared to September 30, 2004.

Cost of goods sold.  As a percentage of sales, cost of goods sold increased slightly to 75.2% for the three months ended September 30, 2005, from 73.7% for the same period in 2004. Cost of goods sold increased due to volume and mix by $8.1 million from costs related to purchase accounting which were recognized during the third quarter of 2005, reflecting additional depreciation and amortization.

Selling and administrative expenses.  Selling and administrative expenses increased by $6.8 million for the three months ended September 30, 2005, from the same period in 2004, but decreased as a percentage of sales. Establishing corporate functions for the stand alone company was the principal cause of a $5.7 million direct increase in expenses during the third quarter of 2005 compared to $2.2 million of administrative expenses allocated to us from Ingersoll-Rand during the third quarter of 2004.  An additional $1.7 million of increases were the result of the consolidation of TES and expenses related to the acquisition.

Research and development.  Research and development expenses for the three months ended September 30, 2005, and 2004 were $1.2 million and $1.6 million, respectively.

Operating income.  Improved volume along with productivity improvements were the principal causes of the increase in operating income of $13.3 million to $35.8 million for the three months ended September 30, 2005, from $22.5 million for the same period in 2004.

Interest (expense) income, net.  Interest expense was $14.9 million for the three months ended September 30, 2005, compared to interest income of $1.2 million for the same period in 2004.  The difference was primarily from interest on the outstanding principal of the senior secured credit facility and the senior subordinated notes issued in connection with the Acquisition.  The 2005 period also included $2.8 million additional amortization of deferred financing fees related to the accelerated payment of long-term debt during the period.  We were obligated to use commercially reasonable efforts to register the notes under the Securities Act and consummate an exchange offer no later than August 25, 2005.  We were unable to register the notes by that date.  Accordingly, the annual interest on the notes increased by (1) .25% for the first 90 days following August 25, 2005, increasing our interest expense by about $90,000 during the three months ended September 30, 2005, and (2) will increase by .25% at the beginning of each subsequent 90-day period, up to a maximum of 1% until all such registration defaults are cured.  We will now be required to incorporate financial information through September 30, 2005, into any registration statement filed with the Securities and Exchange Commission.

Early redemption premium on debt.  We used a portion of the proceeds from our initial public offering to prepay $50 million of our notes incurring a premium payment of $3.7 million.

Provision for income taxes.  Provision for income taxes for the three months ended September 30, 2005, resulted from the difference between the provision for income tax required for the nine months ended September 30, 2005, and that recorded for the six months ended June 30, 2005.  The provision results in an effective tax rate that differs from the U.S. Federal statutory rate of 35% principally because of current and forecasted net operating losses in certain tax jurisdictions.  As a result, we have provided a valuation allowance for that deferred tax asset on the basis that it is more likely than not that we will not realize that asset.  The effective tax rate for the three months ended September 30, 2004, differs from the U.S. Federal statutory rate of 35% primarily because the Predecessor period reflected the non-taxable partnership structure in existence for most of the domestic operations.

Bookings and backlog. Bookings represent the value of firm orders placed during the three months ended September 30, 2005, whether or not filled. Backlog as of any date represents the firm orders left unfilled as of that date. Bookings during this third quarter of 2005 were $288.9 million, slightly lower than the $289.0 million in bookings for the period in 2004. The backlog at September 30, 2005, was $872.8 million compared to $586.2 million at September 30, 2004, a 48.9% increase. This increase is attributable to increased demand in the new units segment.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Segment Analysis - three months ended September 30, 2005—Successor compared to three months ended September 30, 2004—Predecessor

	Successor		Predecessor		Period to Period Change

(In thousands)	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		2004 to 2005	Change

Sales, net
New units	$162.6	52.5%	$85.9	39.5%	$76.7	89.2%
Aftermarket parts and services	147.2	47.5%	131.4	60.5%	15.8	12.0%

	$309.8	100.0%	$217.3	100.0%	$92.5	42.6%

Gross Profit
New units	$21.5		$10.5		$11.0	103.8%
Aftermarket parts and services	55.4		46.6		8.8	19.1%

Total gross profit	$76.9		$57.1		$19.8	34.8%

Operating Income
New units	$8.3		$0.3		$8.0	N/M
Aftermarket parts and services	38.4		29.8		8.6	29.0%
Unallocated corporate expense	(10.9)		(7.6)		(3.3)	42.6%

Total operating income	$35.8		$22.5		$13.3	59.4%

New Units

Sales.  Sales in the segment increased $76.7 million for the three months ended September 30, 2005, compared to the same period in 2004. The increase is primarily attributable to higher backlog coming into the period, as orders typically have lead times from as little as three months to over twelve months depending on the complexity of the configuration.

Gross profit.  Gross profit increased by $11.0 million for the three months ended September 30, 2005, compared to the same period in 2004.  As a percentage of segment revenues, gross profit increased slightly to 13.2% for the period in 2005 from 12.3% for the same period in 2004. The increase was primarily due to margins on buyouts and a reduction in costs primarily due to improved direct labor and engineering absorption, no severance costs in 2005 and a reduction in the provisions for obsolete and slow moving inventory.  Gross profit increases were offset by additional depreciation and amortization from purchase accounting recognized in the third quarter of 2005.

Operating income.  Operating income increased by $8.0 million for the three months ended September 30, 2005, compared to the same period in 2004. This increase is attributable to the $ 11.0 million change in gross profit mentioned above reduced by a $3.0 million increase in the allocation of selling and administrative expenses due to the increase in sales.

Bookings and backlog.  Bookings for the three months ended September 30, 2005, were $121.3 million, 16.0% below the bookings for the same period in 2004. The decline is attributable to a very large order booked in 2004.  The backlog at September 30, 2005, was $687.3 million, or 64.5% above the $417.8 million backlog at September 30, 2004. This increase is attributable to increased worldwide demand.

Aftermarket Parts and Services

Sales.  Sales increased by $15.8 million, or 12.0%, for the three months ended September 30, 2005, compared to the same period in 2004 primarily from higher parts sales.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Gross profit.  Gross profit increased by $8.8 million for the three months ended September 30, 2005, compared to the same period in 2004 as a result of the increases in sales. As a percentage of sales, gross profit increased to 37.6% for the three months ended September 30, 2005, from 35.4% for the same period in 2004, as a result of reduced allocations of costs and expenses due to the stronger growth in new unit sales.

Operating income.  Operating income increased by $8.6 million, or 29.0% for the three months ended September 30, 2005, compared to the same period in 2004.  This increase is mainly attributable to the change in gross profit mentioned above.

Bookings and backlog.  Bookings for the three months ended September 30, 2005, were $167.6 million, 16.0% above bookings for the same period in 2004.  Backlog at September 30, 2005, was $185.5 million, or 10.2% above the $168.4 million backlog at September 30, 2004.

Nine months ended September 30, 2005—Successor compared to nine months ended September 30, 2004—Predecessor

	Successor		Predecessor		Period to Period Change

(In thousands)	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004		2004 to 2005	Change

Statement of Operations Data:
Sales, net	$846.2	100.0%	$657.5	100.0%	$188.7	28.7%
Cost of goods sold	657.8	77.7%	499.2	75.9%	158.6	31.8%

Gross profit	188.4	22.3%	158.3	24.1%	30.1	19.0%
Selling and administrative expenses	118.3	14.0%	110.5	16.8%	7.8	7.1%
Research and development expenses	4.7	0.6%	4.7	0.7%	0.0	1.1%

Operating income	65.3	7.7%	43.1	6.6%	22.2	51.6%
Interest (expense) income, net	(44.6)	(5.3)%	2.4	0.3%	(47.0)	N/M
Other income (expense), net	(5.2)	(0.6)%	(2.8)	(0.4)%	(2.4)	90.5%

Income (loss) before income taxes	15.5	1.8%	42.7	6.5%	(27.2)	(63.8)%
(Benefit) Provision for income taxes	10.6	1.2%	5.0	0.8%	5.6	114.7%

Net income	$4.9	0.6%	$37.7	5.7%	$(32.8)	(87.0)%

Sales.  The demand for oil and gas products continues to increase in 2005 driving strong demand for our products and services. Total sales increased by $188.7 million, or 28.7% for the nine months ended September 30, 2005, compared to the same period in 2004. Our backlog at December 31, 2004, increased 51.8% compared to December 31, 2003, which contributed to increased sales during this 2005 period.

Cost of goods sold.  As a percentage of sales, cost of goods sold increased to 77.7% for the nine months ended September 30, 2005, from 75.9% for the same period in 2004. Cost of goods sold increased by $34.4 million for adjustments related to purchase accounting which were recognized during 2005, reflecting additional depreciation and amortization and the purchase accounting value of inventory sold.

Selling and administrative expenses.  Selling and administrative expenses increased by $7.8 million for the nine months ended September 30, 2005, from the same period in 2004, but decreased as a percentage of sales. Establishing corporate functions for the stand-alone company was the principal cause of a $14.8 million direct increase in expenses during the nine months ended September 30, 2005, compared to $14.6 million of administrative expenses allocated to us from Ingersoll-Rand during the period 2004.  Third party commissions increased $1.2 million over 2004 due to the increase in sales.  An additional $1.7 million of increases were the result of the consolidation of TES and expenses related to the acquisition.  Other costs increased to support current and future growth.

Research and development.  Research and development expenses for the nine months ended September 30, 2005, and 2004 were $4.7 million and $4.7 million, respectively.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Operating income.  Operating income increased by $22.2 million to $65.3 million for the nine months ended September 30, 2005, from $43.1 million for the same period in 2004 primarily attributable to the factors discussed above regarding increased sales and gross profit partially offset by high selling and administrative expenses.

Interest (expense) income, net.  Interest expense was $44.6 million for the nine months ended September 30, 2005, compared to interest income of $2.4 million for the same period in 2004.  The difference was primarily from interest on the outstanding principal of the senior secured credit facility and senior subordinated notes issued in connection with the Acquisition.  Additionally, we are obligated to use commercially reasonable efforts to register the notes under the Securities Act and consummate an exchange offer no later than August 25, 2005.  We were not able to register the notes by that date.  Accordingly, the annual interest on the notes increased by (1) .25% for the first 90 days following August 25, 2005, increasing our interest expense by about $90 thousand during the nine months ended September 30, 2005, and (2) will increase by .25% at the beginning of each subsequent 90-day period, up to a maximum of 1% until all such registration defaults are cured. We will now be required to incorporate financial information through September 30, 2005, into any registration statement filed with the Securities and Exchange Commission.

Early redemption premium on debt.  We used a portion of the proceeds from our initial public offering to prepay $50 million of our notes incurring a premium payment of $3.7 million.

Provision for income taxes.  Provision for income taxes for the nine months ended September 30, 2005, was $10.6 million and results in an effective tax rate that differs from the U.S. Federal statutory rate of 35% principally because of current and forecasted net operating losses in certain tax jurisdictions.  As a result, we have provided a valuation allowance for that deferred tax asset on the basis that it is more likely than not that we will not realize that asset.  The effective tax rate for the nine months ended September 30, 2004, differs from the U.S. Federal statutory rate of 35% primarily because the Predecessor period reflected the non-taxable partnership structure in existence for most of the domestic operations.

Bookings and backlog.  Bookings during the nine months ended September 30, 2005, were $1,036.0 million, 26.6% higher than the $818.2 million in bookings for the period in 2004.   The backlog at September 30, 2005, was $872.8 million, or 48.9% above the $586.2 million backlog at September 30, 2004.  The increase is attributable to increased worldwide demand in the new units segment.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Segment Analysis - nine months ended September 30, 2005—Successor compared to nine months ended September 30, 2004—Predecessor

	Successor		Predecessor		Period to Period Change

(In thousands)	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004		2004 to 2005	Change

Sales, net
New units	$399.0	47.2%	$256.6	39.0%	$142.4	55.5%
Aftermarket parts and services	447.2	52.8%	400.9	61.0%	46.3	11.5%

	$846.2	100.0%	$657.5	100.0%	$188.7	28.7%

Gross Profit
New units	$40.4		$31.7		$8.7	27.4%
Aftermarket parts and services	148.0		126.6		21.4	16.9%

Total gross profit	$188.4		$158.3		$30.1	19.0%

Operating Income
New units	$4.7		$2.0		$2.7	134.8%
Aftermarket parts and services	93.2		72.9		20.3	27.9%
Unallocated corporate expense	(32.6)		(31.8)		(0.8)	2.6%

Total operating income	$65.3		$43.1		$22.2	51.6%

New Units

Sales.  Sales in the new units segment increased $142.4 million for the nine months ended September 30, 2005, compared to the same period in 2004. The increase is primarily attributable to higher backlog coming into the period, as orders typically have lead times from as little as three months to over twelve months depending on the complexity of the configuration.  Improved new order rates also contributed.  Our operations in North America, France and Norway accounted for most of this increase.

Gross profit.  Gross profit increased by $8.7 million for the nine months ended September 30, 2005, compared to the same period in 2004.  As a percentage of segment revenues, gross profit decreased to 10.1% for the period in 2005 from 12.4% for the same period in 2004.  The decrease was due to higher allocations including the additional costs related to purchase accounting recognized in the period for higher depreciation and amortization and the purchase accounting value of inventory sold.

Operating income.  Operating income increased by $2.7 million for the nine months ended September 30, 2005, compared to the same period in 2004. This increase is attributable to the $8.7 million increase in gross profit mentioned above, less a $6.0 million increase in the allocation of costs and expenses due to the increase in sales.

Bookings.  Bookings for the nine months ended September 30, 2005, were $558.3 million, 45.2% higher than the $384.5 million in bookings for the same period in 2004.

Aftermarket Parts and Services

Sales.  Sales increased by $46.3 million, or 11.5%, for the nine months ended September 30, 2005, compared to the same period in 2004 primarily from higher parts sales.

Gross profit.  Gross profit increased by $21.4 million for the nine months ended September 30, 2005, compared to the same period in 2004 as a result of the increases in volume. As a percentage of sales, gross profit increased to 33.1% for the nine months ended September 30, 2005, from 31.6% for the same period in 2004, due to a more favorable product mix from increased parts revenue and lower allocations from stronger growth in new units.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Operating income.  Operating income increased by $20.3 million, or 27.9% for the nine months ended September 30, 2005, compared to the same period in 2004.  This increase is mainly attributable to the change in gross profit mentioned above.

Bookings.  Bookings for the nine months ended September 30, 2005, were $477.7 million, 10.2% above bookings for the same period in 2004.

Liquidity and Capital Resources

Historically, our primary source of cash has been from operations. Prior to the Acquisition, our Predecessor participated in Ingersoll-Rand’s centralized treasury management system whereby, in certain countries, our Predecessor’s cash receipts were remitted to I-R and I-R funded our Predecessor’s cash disbursements. Our Predecessor’s primary cash disbursements were for capital expenditures and working capital. Following the consummation of the Acquisition, we initially relied upon a transition services agreement with I-R to provide these services until we could establish our own cash management system. As of April 2, 2005, we were no longer reliant upon I-R for any cash management services.

Net cash provided by operating activities for the nine months ended September 30, 2005, was $222.4 million, compared to $64.5 million for the same period in 2004.  The increase of $157.8 million in net cash provided by operating activities was mainly from a reduction in inventories and an increase in customer advance payments.  Inventories-net declined $13.0 million and customer advance payments increased $75.8 million from December 31, 2004, a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process.  In addition, other current and noncurrent liabilities increased $26.4 million for the nine months ended September 30, 2005, compared to a decrease of $18.9 million for the nine months ended September 30, 2004.  This change over the periods is primarily attributable to accrued interest on new debt and other accruals related to being a stand-alone company compared to being a division of I-R.

Net cash used by investing activities for the nine months ended September 30, 2005, was $57.7 million, compared to $1.8 million for the same period in 2004.  Capital expenditures for the nine months ended September 30, 2005, were $10.7 million.  We sold our investment in a partially owned entity in the first quarter of 2005 for $10 million.

On September 8, 2005, we acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”).  TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business.  The current estimated cost of TES is approximately $57.0 million, net of $4.0 million cash acquired, subject to future adjustments for agreement on the final working capital at the closing date and other related matters.  We have preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$13,458
Inventory – net	7,690
Prepaid expenses and other current assets	208

Total current assets	21,356
Property, plant and equipment, net	20,319
Intangible assets and goodwill	28,414

Total assets acquired	70,089

Accounts payable and accruals	10,570
Other liabilities	2,501

Total liabilities assumed	13,071

Cash paid – net	$57,018

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

The above amounts are estimates as final appraisals and other required information to determine final cost and assign fair values have not been received.  Also, certain restructuring of operations will be necessary to obtain appropriate synergies in the combined steam turbine business.  Accordingly, the above amounts may be revised when all required information is obtained and the restructuring plan is finalized which is expected to be accomplished during the fourth quarter of 2005.  Pro forma financial information, assuming that TES had been acquired at the beginning of each period for which an income statement is presented, has not been presented because the effect on our results for these periods was not considered material.  TES results have been included in our financial results since September 8, 2005, and were not material to the results of operations for the three months and nine months ended September 30, 2005.

During the third quarter of 2005, we purchased the other 50% of our Multiphase Power and Processing Technologies (MppT) joint venture for a payment of $200,000 and an agreement to pay $300,000 on April 1, 2006, and $425,000 on April 1, 2007.  The net present value of the total consideration is $876,000, bringing our total investment in MppT to $2.9 million at the date of the purchase.  MppT owns patents and technology for inline, compact, gas-liquid scrubbers.

Net cash used in financing activities was $161.1 million for the nine months ended September 30, 2005, related primarily to our initial public offering and payments on long-term debt, compared to $50.8 million for the nine months ended September 30, 2004, related primarily to the impact of the net change in intercompany accounts with I-R.

On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of approximately $608.9 million.  On September 12, 2005, we used approximately $55.0 million of the net proceeds to redeem $50.0 million face value amount of our 7-3/8% senior subordinated notes due 2014, including the payment of $3.7 million applicable redemption premium and $1.3 million accrued interest to the redemption date.  Our Board of Directors approved the payment of a dividend on August 11, 2005, of the remaining net proceeds, excluding certain costs, of approximately $557.7 million (10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management.   In addition, we have paid $161.2 million in long-term debt and $2.6 million in short-term debt for a total debt reduction during 2005 of $213.8 million.

On August 26, 2005, we increased the availability under the revolving credit portion of our senior credit facility from $300 million to $350 million.  As of September 30, 2005, we had a cash balance of $109.5 million and the ability to borrow $178.7 million under our $350 million senior secured revolving credit facility, as $171.3 million was used for outstanding letters of credit.  Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Risk Factors

Statements included or incorporated by reference in the report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements may relate to our future prospects, developments and business strategies.  These forward-looking statements relate to analyses and other information that are based upon forecasts of future results and estimates of amounts not determinable which involve a number of risks, uncertainties, and other factors described below and elsewhere in this Form 10-Q and in other documents we file with the SEC from time-to-time, that could cause actual results to differ materially from those stated.  We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.  These risks, uncertainties and factors include, without limitation:

•	material weaknesses in our internal controls;

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

•	competition in our markets;

•	failure to complete or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environment compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	our ability to operate as a standalone company;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this report.

DRESSER-RAND GROUP INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business.  We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency loss was $1.0 million for the nine months ended September 30, 2005, compared to a net currency loss $1.9 million for the nine months ended September 30, 2004.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.

We have interest rate risk related to the term loan portion of senior secured credit facility as the interest rate on the principal outstanding on the loans is variable.  A 1% increase in the interest rate would have the affect of increasing interest expense by $2.3 million annually, based on the outstanding principal balance at September 30, 2005.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005.

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

During the transition from a subsidiary of a multinational company to a stand-alone entity, we identified a number of factors leading us to conclude that we have material weaknesses in internal control over financial reporting including the following:

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

•	the need to develop a tax department;

•	the need to develop a risk management department;

•	the need to establish an internal audit department; and

•	the need to enhance our documentation of our systems and controls.

We have already taken a number of actions to begin to address the items identified including:

•	hiring, in the third quarter of 2005, an Assistant Controller-Director Tax Worldwide

•

hiring an experienced Chief Financial Officer with broad finance and SEC reporting experience, a Chief Accounting Officer with significant accounting experience and SEC reporting experience, a Director of Risk Management, a Director of Internal Audit and a General Counsel;

•

changing the organizational relationship of the worldwide accounting organization so that the Controllers of the operating units report directly to our Vice-President, Controller and Chief Accounting Officer.

•	engaging additional outside consultants to assist our personnel with internal audit work;

•	outsourcing a substantial portion of our tax functions to a professional service firm; and

•	engaging external resources to supplement our Section 404 evaluation efforts.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES - Continued

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

DRESSER-RAND GROUP INC.
OTHER INFORMATION – LEGAL PROCEEDINGS

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition of the Company from Ingersoll-Rand in October, 2004, we have recently discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company.  Our revenues from these transactions were approximately $4.0 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary.  This amount represents approximately 0.08% of our consolidated revenues from 2000 through September 30, 2005.  Of the $4.0 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October, 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May, 2005.  When these transactions came to our attention, we instructed our Brazilian subsidiary in July, 2005, to cease dealings with Cuba.  These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba.  We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the Department.  Our inquiry into these transactions is continuing and the Department’s review of this matter is in a very preliminary stage.  Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state.  To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences.  We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity.  In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.

ITEM 5.  OTHER INFORMATION

On August 26, 2005, we increased the availability under the revolving credit portion of our senior credit facility from $300 million to $350 million.  In connection with that increase, we entered into agreements in the forms attached as Exhibit 10.2 which Exhibit is incorporated into this Item 5 by reference.

On November 10, the Company issued a press release announcing its 2005 third quarter results and conducted a webcast that included a powerpoint slide presentation.  The press release, transcript of the webcast and powerpoint slide presentation are attached as Exhibit 99.1, 99.2 and 99.3, respectively, all of which are incorporated into this Item 5 by reference.

These exhibits are being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the registrant specifically incorporated it by reference.

DRESSER-RAND GROUP INC.
OTHER INFORMATION – EXHIBITS

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit 3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124963) filed with the SEC on August 2, 2005 (the “Form S-1”)).

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1).

Exhibit 10.1

Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form S-1).

Exhibit 10.2

Commitment Increase Supplement dated as of August 26, 2005, to the Credit Agreement dated as of October 29, 2004, among Dresser-Rand Group Inc., the Foreign Borrowers party thereto from time to time, the lenders party thereto, Citicorp North America, Inc. as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, each as co-syndication agent, Citigroup Global Markets Inc., Morgan Stanley Senior Fundings, Inc.and UBS Securities LLC, as joint lead arrangers and joint book managers, and Natexis Banques Populaires and Bear Stearns Corporate Lending Inc., as co-documentation agents.

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

Exhibit 99.1	Dresser-Rand Group Inc. Press Release, dated November 10, 2005.

Exhibit 99.2	Dresser-Rand Group Inc. Transcript of Webcast, November 10, 2005.

Exhibit 99.3	Dresser-Rand Group Inc. Powerpoint Slide Presentation, November 10, 2005.

DRESSER-RAND GROUP INC.
OTHER INFORMATION – SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

November 14, 2005	/s/ Lonnie A. Arnett

Lonnie A. Arnett
Vice President, Controller and
Chief Accounting Officer

DRESSER-RAND GROUP INC.
OTHER INFORMATION – EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124963) filed with the SEC on August 2, 2005 (the “Form S-1”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1).

10.1

Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form S-1).

10.2

Commitment Increase Supplement dated as of August 26, 2005, to the Credit Agreement dated as of October 29, 2004, among Dresser-Rand Group Inc., the Foreign Borrowers party thereto from time to time, the lenders party thereto, Citicorp North America, Inc. as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, each as co-syndication agent, Citigroup Global Markets Inc., Morgan Stanley Senior Fundings, Inc.and UBS Securities LLC, as joint lead arrangers and joint book managers, and Natexis Banques Populaires and Bear Stearns Corporate Lending Inc., as co-documentation agents.

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

99.1	Dresser-Rand Group Inc. Press Release, dated November 10, 2005.

99.2	Dresser-Rand Group Inc. Transcript of Webcast, November 10, 2005.

99.3	Dresser-Rand Group Inc. Powerpoint Slide Presentation, November 10, 2005.