Form 10-K
period 2005-12-31
Dresser-Rand Group Inc.
filed 2006-04-05
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-32586

DRESSER-RAND GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 West Sam Houston Parkway, No.
Houston, Texas 77043
(Address Of Principal Executive Offices)
(713) 467-2221
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)

(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☐         Accelerated filer    ☐         Non-accelerated filer    ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The Registrant’s common stock began trading on the New York Stock Exchange on August 5, 2005. As such, the Registrant has not completed its second fiscal quarter in which its common equity was publicly traded. As of March 15, 2006, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $23.67 per share, was approximately $2.0 billion.
     There were 85,478,511 shares of common stock outstanding on March 15, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

ITEM 1.	BUSINESS
Overview
      Our predecessor company was initially formed on December 31, 1986, when Dresser Industries, Inc. and Ingersoll-Rand entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll-Rand. On October 1, 1992, Dresser Industries, Inc. purchased a 1% equity interest from Dresser-Rand Company. In September 1999, Dresser Industries, Inc. merged with Halliburton Industries, and Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries. On February 2, 2000, a wholly-owned subsidiary of Ingersoll-Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company. On August 25, 2004, Dresser-Rand Holdings, LLC, our indirect parent and an affiliate of First Reserve Corporation (“First Reserve”), entered into an equity purchase agreement with Ingersoll-Rand to purchase all of the equity interests in the Dresser-Rand Entities for approximately $1.13 billion. The acquisition closed on October 29, 2004. In this Form 10-K, we refer to this acquisition as the “Acquisition” and the term “Transactions” means, collectively, the Acquisition and the related financings to fund the Acquisition.
      Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries after giving effect to the consummation of the Transaction, (ii) the term “Dresser-Rand Entities” refers to the predecessors of the issuer (Dresser-Rand Company and its direct and indirect subsidiaries, Dresser-Rand Canada, Inc. and Dresser-Rand GmbH) and (iii) the term “Ingersoll-Rand” refers to Ingersoll-Rand Company Limited, a Bermuda corporation, and its predecessors, which sold its 51% interest in the Dresser-Rand Entities in the Acquisition.
      We are among the largest global suppliers of rotating equipment solutions to the worldwide oil, gas, petrochemical and process industries. In 2005, approximately 94% of our revenues were generated from oil and gas infrastructure spending and 52% of our total revenues were generated by our aftermarket parts and services segment, with the remainder generated by our new units segment. Our services and products are used for a wide range of applications, including oil and gas production, high-pressure field injection and enhanced oil recovery, pipelines, refinery processes, natural gas processing, and petrochemical production. We believe we have the largest installed base in the world of the classes of equipment we manufacture, with approximately 40% of the total installed base of equipment in operation. Our installed base of equipment includes such well-recognized brand names as Dresser-Rand, Dresser-Clark, Worthington, Turbodyne and Terry. We provide a full range of aftermarket parts and services to this installed base through our global network of 24 service and support centers covering 140 countries. We operate globally with manufacturing facilities in the United States, France, Germany, Norway, India and Brazil. Our extensive and diverse client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, and chemical and industrial companies. Our clients include Royal Dutch Shell, ExxonMobil, BP, Statoil, Chevron, Petrobras, Pemex, PDVSA, Conoco, Lukoil, Marathon and Dow Chemical.
      We continue to evolve our business toward a solutions-based service offering that combines our industry-leading technology, proprietary worldwide service center network and deep product expertise. This approach drives our growth as we offer integrated service solutions that help our clients maximize returns on their production and processing equipment. We believe our business model and alliance-based approach align us with our clients who are shifting from purchasing isolated units and services on a transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance program encompasses both the provision of new units and/or services, and we offer our clients a dedicated team, streamlined engineering and procurement process and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In our alliances, we are either the exclusive or preferred supplier of equipment and aftermarket parts and services to a client. Our alliances enable us to:

•	lower clients’ total cost of ownership and improve equipment performance;

•	lower our and our clients’ transaction costs;

•	better forecast our future revenues; and

•	develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients.
      The markets in which we operate are large and fragmented. We estimate that the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture and the aftermarket parts and services needs of the installed base of such equipment (both in-house and outsourced) is approximately $13 billion. We believe that we are well positioned to benefit from a variety of long-term trends driving demand in our industry, including:

•	the trend to increased outsourcing of equipment maintenance and operation;

•	the maturation of producing fields worldwide, which requires increasing use of compression equipment to maintain production levels;

•	the substantial increase in demand for natural gas, which is driving growth in gas production, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades;

•	increasing construction of natural gas production, storage and transportation infrastructure; and

•	the increased worldwide demand for fuel and feedstock resulting from economic growth.
Recent Developments
      On January 26, 2005, we filed an initial registration statement to register a potential secondary offering of our common stock by D-R Interholding, LLC. If that offering occurs, most of the proceeds will be received by affiliates of First Reserve and, depending on the final size of that offering, we may no longer be a “controlled company” within the meaning of the New York Stock Exchange rules. In addition, certain members of our management will receive a portion of the proceeds from any such offering.
      We approved a restructuring plan for our steam turbine business in connection with our acquisition of certain assets of Tuthill Energy Systems (TES) in September 2005. The plan is expected to result in annual operating synergies of approximately $15 million. In 2006, we expect to realize operating synergies of approximately $10.5 million, which we expect will be partially offset by approximately $4.5 million of integration expenses. Additionally, we expect to record a non-cash curtailment gain in the first quarter of 2006 of approximately $12 million. This gain results from a reduction in the estimated future cash costs of certain previously recorded retiree healthcare benefits.
      During the first quarter of 2006, we reduced our term debt by $50 million. As a result, we expect to incur an additional non-cash charge relating to the write-off of unamortized debt issuance costs of approximately $1.1 million. Annual interest expense is expected to be reduced by approximately $2.8 million.
      On March 7, 2006, we announced our intent to extend our test capabilities by constructing a new liquefied natural gas (LNG) test facility in Le Havre, France. We expect that the potential project will require an investment of approximately $24 million, which may be funded from a variety of sources.
Business Strategy
      In 2005, approximately 94% of our revenues were generated from energy infrastructure and oilfield spending. Additionally, 52% of our total revenues were generated by our aftermarket parts and services business. We intend to continue to focus on the oilfield, natural gas and energy sectors and thus expect to capitalize on the expected long-term growth in equipment and services investment, especially related to natural gas, in these sectors. Specifically, we intend to:
      Increase Sales of Aftermarket Parts and Services to Existing Installed Base. The substantial portion of the aftermarkets parts and services needs of our existing installed base of equipment that we currently do not, or only partially, service represents a significant opportunity for growth. We believe the market has a general preference for aftermarket OEM parts and services. We are implementing a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. By using D-R Avenue, we are in a position to be able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered. We are upgrading our service response by integrating the expertise of our factory-based product engineers with the client-oriented service personnel in the field through our CIRS system. The CIRS system significantly enhances our ability to rapidly and accurately respond to any technical support or service request from our clients. We believe our premium service level will result in continued growth of sales of aftermarket parts and services.

      Expand Aftermarket Parts and Services Business to Non-Dresser-Rand OEM Equipment. We believe the aftermarket parts and services market for non-Dresser-Rand equipment represents a significant growth opportunity that we have only just begun to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ products. Additionally, with the largest global network of full-capability service centers, we are often in a position to provide quick response to clients and to offer local service. We believe these are important service differentiators for our clients. Through the D-R Avenue project, we have assembled a significant amount of data on competitors’ installed equipment base, and we intend to capitalize on our knowledge, our broad network of service centers, flexible technology and existing relationships with most major industry participants to grow our aftermarket parts and services solutions for non-Dresser-Rand equipment.
      Grow Alliances. As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing service providers that can help them optimize performance over the entire life cycle of their equipment. In the past few years, we have seen a high level of interest among our clients in seeking alliances with us, and we have entered into agreements with more than 30 of our major clients. We plan to leverage our market leadership, global presence and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing alliances. We currently are the only alliance partner for rotating equipment with Marathon Oil Corporation and Shell Chemicals (USA). In addition, we are a preferred, non-exclusive supplier to other alliance partners, including BP, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Kinder Morgan, Valero, Praxair, Dynegy, Fluor, Enex, PDVSA, and Duke Energy.
      Expand our Performance-Based Long-Term Service Contracts. We are growing the outsourced services market with our performance-based operations and maintenance solutions (known as our Availability+ program), which are designed to offer clients significant value (improved equipment performance, decreased life cycle cost and higher availability levels) versus the traditional services and products approach. These contracts generally represent multiyear, recurring revenue opportunities for us that typically include a performance-based element to the service provided. We offer these contracts for most of the markets that we serve.
      Introduce New and Innovative Products and Technologies. We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new product sales and upgrades to our, and other OEM’s, installed base of equipment. Many of our products utilize innovative technology that lowers operating costs, improves convenience and increases reliability and performance. Examples of recent new offerings include adapting the DATUM compressor platform for the revamping of other OEM equipment, a new design of dry-gas seals and bearings, and a new generation of multiphase turbo separators. We recently have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. We plan to continue developing innovative products, including new compressor platforms for subsea and underground applications, which would further open up new markets to us.
      Continue to Improve Profitability. We continually seek to improve our financial and operating performance through cost savings and productivity improvements. Since the fourth quarter of 2002, we adopted a number of restructuring programs across our entire company. An important element in these programs was process innovation that permitted us to streamline our operations. As a result of our business realignment toward our aftermarket parts and services segment, our lean manufacturing initiatives and our decision to begin charging customers a margin on third-party equipment they ask us to package with our own units, our operating income per employee (based on the average number of employees in each period) for the year ended December 31, 2005 improved substantially as compared to the year ended December 31, 2004. We are focused on continuing to improve our cost position in every area of our business, and we believe there is substantial opportunity to further increase our productivity in the future.
      Selectively Pursue Acquisitions. We intend to continue our disciplined pursuit of acquisition opportunities that fit our business strategy. We expect to make acquisitions within the energy sector that add new products or technologies to our portfolio, provide us with access to new markets or enhance our current market positions. Given our size and the large number of small companies in our industry and related industries, we believe we are well positioned to be an industry consolidator over time.

Services and Products
      We design, manufacture and market highly engineered rotating equipment and services sold primarily to the worldwide oil, gas, petrochemical and industrial process industries. Our segments are new units and aftermarket parts and services. The following charts show the proportion of our revenue generated by segment, geography and end market for the periods indicated:

New Units
      We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines and also manufacture special-purpose gas turbines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.
Dresser-Rand Major Product Categories

End Markets

	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power

Turbo Products
Compressors	up to 500k CFM	✓	✓	✓	✓	✓	✓
Gas & Power turbines	up to 44 MW	✓	✓	✓	✓	✓	✓	✓
Hot Gas Expanders	Up to 1600°F			✓	✓			✓
Control Systems		✓	✓	✓	✓	✓	✓	✓
Reciprocating Compressors
Process	up to 325k lbs. Rod Load	✓	✓	✓	✓	✓	✓
Separable	up to 11k HP, 7500 psig	✓	✓	✓
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓
      Turbo Products. We are a leading supplier of turbomachinery for the oil and gas industries worldwide. In 2005, in North America new unit turbomachinery bookings, we were the leader, and continued to rank in the top three in worldwide market share.
      Turbo products sales represented 50.8%, 48.7% and 62.5% of our total revenues for the fiscal years ended 2005, 2004 and 2003, respectively. Centrifugal compressors utilize turbomachinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery. In addition, centrifugal compression is used to separate the composition of various gases in process applications to extract specific gases. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production.
      In 1995, we introduced the DATUM product line, which incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM is a comprehensive line of radial and axial split, modular and scalable construction, for flows to 500,000 cubic feet per minute (CFM), and discharge pressures to over 10,000 pounds per square inch gauge (psig). In some applications, a single DATUM compressor can compress greater flows per frame size than a comparable existing product offering, resulting in the capability to handle the same pressure ratio with less frames. The DATUM product line also offers improved rotor stability characteristics. DATUM compressors are available in 14 frame sizes. In addition to the DATUM centrifugal compressor line, we manufacture a line of axial flow compressors, legacy centrifugal compressors, hot-gas expanders, gas and power turbines and control systems.
      In addition, we offer a variety of gas turbines ranging in power capacity from approximately 1.5 to 44 megawatts (MW), which support driver needs for various centrifugal compressor product lines, as well as for power generation applications.
      Reciprocating Compressors. We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines to large slow speed motor driven process reciprocating compressors. In 2005, in North America new unit reciprocating compressor sales, we were the clear leader, and continued to rank in the top three in worldwide market share. Reciprocating compressor sales represented 28.7%, 32.3% and 23.1% of our total revenues for the fiscal years ended 2005, 2004 and 2003, respectively. Reciprocating compressors use a traditional piston and cylinder design engine to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications. We offer 11 models of process reciprocating compressors, with power capacity ranging from 5 to 45,000 HP, and pressures ranging from vacuum to 60,000 psig. We offer six models of separable compressors, with power ratings to 10,500 HP. Applications for our reciprocating compressors include refiner processes, natural gas transmission and processing, high pressure injection, pipelines, production, natural gas liquid recovery, gas gathering, gas lift, gas reinjection and fuel gas booster.
      Steam Turbines. We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbines represented 20.5%, 19.0% and 14.4% of our total revenues for the fiscal years ended 2005, 2004 and 2003, respectively. Steam turbines use steam from power plant or process applications and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered multi-stage steam turbines. Our mechanical drive steam turbine models have power capacity ranging from 2 to 75,000 HP and are used primarily to drive pumps, fans, blowers and compressors. Our models that have power capacity up to 75,000 kilowatts are used to drive electrical generators. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, pulp and paper, electrical power production and utilities, sugar and palm oil. We also build equipment for universities, municipalities and hospitals. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion.

Revamp/ Upgrade Opportunities
      In addition to supplying new rotating units, there are significant opportunities for us to supply engineered revamp and upgrade services to the installed base of rotating equipment.
      Revamp services involve significant improvement of the aerodynamic performance of rotating machinery by incorporating newer technology to enhance equipment efficiency, durability or capacity. For example, steam turbine revamps involve modifying the original steam flow path components to match new operating specifications such as horsepower, speed and steam condition.
      Upgrade services are offered on all our lines of rotating equipment, either in conjunction with revamps or on a stand alone basis. Upgrades are offered to provide the latest applicable technology components for the equipment to improve durability, reliability, and/or availability. Typical upgrades include replacement of components such as governors, bearings, seals, pistons, electronic control devices, and retrofitting of existing lubrication, sealing and control systems with newer technology.
      Our proactive efforts to educate our clients on improved revamp technologies to our DATUM line has proven to offer significant growth potential with attractive margins. We have the support systems in place, including our technology platform and service facilities and our cost effective Configurator platform, for preparing accurate proposals, to take advantage of the growth potential in this market. In addition, we believe our alliance relationships will allow us to create new revamp opportunities.

New Product Development
      New product development is an important part of our business. We believe we are an industry leader in introducing new, value-added technology. Our investment in research and development has resulted in numerous technology upgrades focused on aftermarket parts and services growth. Our recent new product development includes adapting the DATUM compressor platform for revamping of other OEM equipment, a new design of dry-gas seals and bearings, and a new generation of multiphase turbo separators. We have recently introduced a complete suite package of remote monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. We plan to continue developing innovative products, including new compressor platforms for subsea and underground applications, which would be first-in-class products opening up new markets.
      We believe clients are increasingly choosing their suppliers based upon capability to custom engineer, manufacture and deliver reliable high-performance products, with the lowest total cost of ownership, in the shortest cycle time, and to provide timely, locally based service and support. Our client alliance sales have increased substantially as a result of our ability to meet these client requirements. For example, the proportion of our combined core centrifugal and process reciprocating new unit revenues from client alliances has increased from approximately $17 million in 2000 to approximately $184 million in 2005.

Aftermarket Parts and Services
      The aftermarket parts and services segment provides us with long-term growth opportunities and a steady stream of recurring revenues and cash flow. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services needs over its operating life. Parts and services activities tend to realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit, which in many cases is as low as five percent of the total life cycle cost of the unit to the client. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

•	Replacement Parts

•	Equipment Repair & Rerates

•	Field Service Turnaround

•	Equipment Installation

•	U.S. Navy Service & Repair

•	Applied Technology

•	Operation and Maintenance Contracts

•	Long-Term Service Agreements

•	Rotor Storage

•	Special Coatings/ Weldings

•	Condition Monitoring

•	Product Training

•	Controls Retrofit

•	Turnkey Installation/ Project Management

•	Equipment Technology Upgrades

•	Site/ Reliability Audits
      We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered and require knowledge of their design and performance characteristics to service. We estimate that we currently provide approximately 50% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately two percent of the aftermarket parts and services needs of the equipment base of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher-value added parts and upgrades, and the delivery of sophisticated operating, repair, and overhaul services. Smaller independent companies tend to focus on local markets and have a more basic aftermarket offering.

      We believe clients generally show a preference for purchasing aftermarket parts and services from the OEM of a unit. A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEM service providers. We do not believe that a material portion of our installed base is serviced by any single third-party provider. The steady demand from our installed base for parts and aftermarket services represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other OEMs’ installed base of equipment, developing new technology upgrades and increasing our penetration of higher volume-added services to our own installed base.
      Because equipment in our industry typically has a multi-decade operational life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, customers place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We offer a comprehensive range of aftermarket parts and services, including installation, maintenance, monitoring, operation, repairs, overhauls and upgrades. We provide our solutions to our clients through a proprietary network of 24 service and support centers in 14 countries, employing approximately 1,000 service personnel, servicing our own and other OEMs’ turbo and reciprocating compressors as well as steam and gas turbines. Our coverage area of service centers servicing both turbo and reciprocating compressors is approximately 50% larger than that of our next closest competitor.
Sales and Marketing
      We market our services and products worldwide through our established sales presence in over 20 countries. In addition, in certain countries in which we do business, we sell our services and products through distributors. Our sales force is comprised of over 350 direct sales/service personnel and a global network of approximately 100 independent representatives, as well as 24 service and support centers in 14 countries who sell our products and provide service and aftermarket support to our installed base locally in 140 countries.
Manufacturing and Engineering Design
      Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built to clients’ specifications for long-life, mission-critical applications. To improve quality and productivity, we are implementing a variety of manufacturing strategies including focus factories, low cost manufacturing, and integrated supply chain management. With the introduction of the Configurator, we have reduced cycle times of engineering designs by approximately one-third, which we believe to be one of the lowest cycle times in the industry. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as lube oil consoles and gas seal panels, whenever costs are significantly lower and quality is comparable to our own manufacturing. Our manufacturing operations are conducted in nine locations around the world. We have major manufacturing plants outside the United States in France, Norway, India, Germany and Brazil.
      We strive to manufacture the highest quality products and are committed to improve the quality and efficiency of our products and processes. For example, we have established a full-time worldwide process innovation team of 80 employees who work across our various departments, including engineering, finance, purchasing and others, and who are focused on providing our clients with faster and improved configured solutions, short service response times, improved cycle times and on-time-delivery. The team uses a combination of operational performance and continuous improvement tools from Lean Enterprise, 6 Sigma, Value Engineering/ Value Analysis, Total Quality Management, plus other value-creation and change management methodologies. Our aggressive focus on product quality is essential due to the strict performance requirements for our final products. All of our plants are certified in compliance with ISO 9001, with several also holding ISO 14001.
      We manufacture many of the components included in our products. The principal raw materials required for the manufacture of our products are purchased from numerous suppliers, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.

Clients
      Our clients include most of the world’s major and national oil companies, large, independent refiners, major energy companies, multinational engineering and construction companies, process and petrochemical companies, the United States government and other businesses operating in certain process industries. Our extensive and diverse client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, and chemical and industrial companies. Our clients include Royal Dutch Shell, ExxonMobil, BP, Statoil, Chevron, Petrobras, Pemex, PDVSA, Conoco, Lukoil, Marathon and Dow Chemical. In 2005, no client exceeded 5% of total net revenues. In 2004, PDVSA totaled 6.5%. In 2003, BP totaled 10.8% and Statoil totaled 8.1%.
      We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand by moving to an alliance-based approach. An alliance can encompass the provision of new units and/or services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. The alliance agreements are generally terminable upon 30 days’ notice without penalty, and therefore do not assure a long-term business relationship. We have so far entered more than 30 significant alliances, and currently are the only alliance partner for like rotating equipment with exclusive alliances with Marathon Oil Corporation and Shell Chemicals (USA). We also have preferred, non-exclusive supplier alliances with BP, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Kinder Morgan, Valero, Praxair, Dynegy, Fluor, Enex, PDVSA, and Duke Energy.
Competition
      We encounter competition in all areas of our business, principally in the new units segment. We compete against products manufactured by both U.S. and non-U.S. companies. The principal methods of competition in these markets relate to product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients serve as disincentives for new market entrants. Some of our existing competitors, however, have greater financial and other resources than we do.
      Over the last 20 years, the turbo compressor industry has consolidated from more than 15 to 7 of our larger competitors, the reciprocating compressor industry has consolidated from more than 12 to 7 of our larger competitors and the steam turbine industry has consolidated from more than 18 to 6 of our larger competitors. Our larger competitors in the new unit segment of the turbo compressor industry include General Electric/ Nuovo Pignone, Siemens, Solar Turbines, Inc., Rolls-Royce Group plc, Elliott/ Ebara, Mitsubishi Heavy Industries and MAN Turbo (GHH); in the reciprocating compressor industry include General Electric/ Nuovo Pignone, Burckhardt Compression, Neuman & Esser, Peter Brotherhood Ltd., Ariel Corp., Thomassen and Mitsui; and in the steam turbine industry include Elliott/ Ebara, Siemens, General Electric/ Nuovo Pignone, Mitsubishi Heavy Industries, Shin Nippon and Kühnle, Kopp & Kausch.
      In our aftermarket parts and services segment, we compete with our major competitors as discussed above, small independent local providers and our clients’ in-house service providers. However, we believe there is an increasing trend for clients to outsource services, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEM knowledgeable service providers.
Research and Development
      Our research and development expenses were $5.7 million, $2.8 million and $7.1 million for the period from January 1, 2004 through October 29, 2004, for the period from October 30, 2004 through December 31, 2004, and for the year ended December 31, 2005, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. It is our policy to make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance and significant cost savings. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.
Employees
      As of December 31, 2005, we had 5,277 employees worldwide. Of our employees, approximately 65% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements. A new collective bargaining agreement with IAM Moore Lodge #1580 that represents employees at our Wellsville, New York facility was recently ratified. None of our material collective bargaining agreements will expire through the end of 2006, and one will expire in each of 2007 and 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Our operations in the following countries are unionized: Le Havre, France; Oberhausen, Germany; Kongsberg, Norway; and Naroda, India. Additionally, overseas, approximately 35% of our employees belong to industry or national labor unions. We believe that our relations with our employees are good.
Environmental and Government Regulation
      Manufacturers, such as our company, are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface water and subsurface water, the generation, handling, storage, transportation, treatment and disposal of waste and other materials, and the remediation of environmental pollution relating to such companies’ (past and present) properties and operations. Costs and expenses under such environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict. We do not believe that our liabilities in connection with compliance issues will have a material adverse effect on us.
      Various federal, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In addition, such laws impose liability for such costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.
      We have sent wastes from our operations to various third-party waste disposal sites. From time to time we receive notices from representatives of governmental agencies and private parties contending that we are potentially liable for a portion of the investigation and remediation costs and damages at such third-party sites. We do not believe that our liabilities in connection with such third-party sites, either individually or in the aggregate, will have a material adverse effect on us.
      The equity purchase agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort cases, which have a three-year time limit for a claim to be filed, Ingersoll-Rand will remain responsible without time limit for certain specified known environmental liabilities that exist as of the closing date. Each of these liabilities is to be placed on the Environmental Remediation and Compliance Schedule to the equity purchase agreement (the “Final Schedule”). We will be responsible for all liabilities that were not identified prior to the closing date and placed on the Final Schedule. To determine which matters will be included on the Final Schedule, we conducted Phase I and Phase II assessments at 30 of the Dresser-Rand Entities’ facilities.
      The equity purchase agreement provides that the Final Schedule will include all noncompliance and contamination matters identified in the Phase I and Phase II assessments that the parties agree should be included thereon. A contamination matter will be included on the Final Schedule if it meets one of several standards, the most important of which is that if such contamination matter were known by the applicable governmental authority, that authority would be expected to require a response action (which is broadly defined to include not only cleanup, but investigation and monitoring). For purposes of inclusion on the Final Schedule, contamination matters are broadly defined to include each known point of contamination plus all additional contamination associated with, or identified during an investigation of, such known point of contamination. Pursuant to the equity purchase agreement, Ingersoll-Rand is responsible for all response actions associated with the contamination matters and must perform such response actions diligently. However, to the extent contamination at leased properties was caused by a third party and to the extent contamination at owned properties resulted from the migration of releases caused by a third party, Ingersoll-Rand is only required to conduct response actions after being ordered to do so by a governmental authority.
      If the parties cannot agree whether a noncompliance or contamination matter should be included on the Final Schedule, they shall resolve the issue pursuant to an arbitration provision that is included in the equity purchase agreement. To date, the parties have reached agreement with respect to the inclusion on the Final Schedule of many of the matters identified in the Phase I and Phase II assessments. Ingersoll-Rand, however, has taken the position that certain identified matters should not be included on the schedule because, according to Ingersoll-Rand, they do not constitute violations of law; the violations of law have already been corrected; or, with respect to contamination matters, the regulatory authorities would not require a response action if they knew of such matters. The parties are currently negotiating to resolve these outstanding matters and, to date, the parties have resolved all but a small number of them. We do not believe any of the outstanding items are material.
Intellectual Property
      We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks which we believe are widely recognized in the industry.
      In addition, many of our products and technologies are protected by patents. Except for our company’s name and principal mark “Dresser-Rand,” no single patent, trademark or trade name is material to our business as a whole. We anticipate we will apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our patented technologies, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may also face claims that our products, services, or operations infringe patent or other intellectual property rights of others.
      With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our proprietary technology is difficult, and the steps we have taken may not prevent unauthorized use of such technology. The proprietary disclosure or misappropriation of our trade secrets could harm our ability to protect our rights and our competitive position.
      Our company’s name and principal mark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll-Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll-Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc, and an affiliate of First Reserve. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.
Additional Information
      We file annual, quarterly and current reports, amendments to these reports, proxy statement and other information with the United States Securities and Exchange Commission (“SEC”). Our SEC filings may be accessed and read through our website at www.dresser-rand.com or through the SEC’s website at www.sec.gov. All documents we file are also available at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

We have identified material weaknesses in our internal controls, which could affect our ability to ensure timely and reliable financial reports and the ability of our auditors to attest to the effectiveness of our internal controls.
      In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act of 2002, which included revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defines a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The new rules describe certain circumstances as being both significant deficiencies and strong indicators that material weaknesses in internal control over financial reporting exist.
      Our management has identified significant deficiencies which, taken in the aggregate, amount to material weaknesses in our internal control over financial reporting. Management believes that many of these are as a result of our transition from a subsidiary of a multinational company to a stand alone entity. Our management identified a number of factors contributing to our conclusion that we have material weaknesses in internal control over financial reporting, including the following:

•	identification by our auditors of misstatements in internal drafts of our financial statements that were not initially identified by our internal control process, indicating a weakness with respect to our ability to properly monitor and account for non-routine transactions, and to apply GAAP in transactions subject to new or complex accounting pronouncements;

•	the need for a Chief Financial Officer with SEC reporting experience, a Director of Financial Reporting with strong accounting and SEC reporting experience and additional skilled accounting and SEC experienced personnel to enhance the accounting department to remedy insufficient experience in public company accounting and periodic reporting matters among our existing staff;

•	adequacy of resources at corporate accounting to properly review reporting-unit financial information;

•	the need to develop a tax department;

•	the need to develop a risk management department;

•	the need to establish an internal audit department;

•	inconsistent application and documentation of accounting policies;

•	the need to enhance our documentation of our systems and controls; and

•	multiple IT systems across our different operations require significant manual intervention to produce consistent consolidated financial information.
      We have already taken a number of actions to begin to address the items identified including:

•	hiring an experienced Chief Financial Officer with broad finance and SEC reporting experience, a Chief Accounting Officer with significant accounting and SEC reporting experience, a Director of Risk Management, a Director of Internal Audit and a General Counsel;

•	changing the organizational relationship of the worldwide accounting organization so that the Controllers of the operation units report directly to our Vice-President, Controller and Chief Accounting Officer;

•	hiring additional accounting personnel with SEC reporting expertise;

•	updating and harmonizing our accounting policies and documentation;

•	dedicating more resources to the review and testing of reporting-unit financial information;

•	approving and commencing the implementation of new IT systems across all the company’s reporting units;

•	engaging additional outside personnel to assist our internal personnel with audit work and SEC reporting;

•	outsourcing a substantial portion of our tax functions to a professional service firm; and

•	engaging external resources to supplement our Section 404 evaluation and implementation efforts.
      While we have taken certain actions to address the deficiencies identified, additional measures will be necessary and these measures, along with other measures we expect to take to improve our internal controls over financial reporting, may not be sufficient to address the deficiencies identified or ensure that our internal control over financial reporting is effective. If we are unable to provide reliable and timely financial external reports, our business and prospects could suffer material adverse effects. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
      Beginning with the year ending December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management’s assessment of and operating effectiveness of internal control over financial reporting. We have substantial effort ahead of us to complete documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of control deficiencies identified in these efforts and management testing of the design and operation of internal control. We may not be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment by the reporting deadline would result in us receiving something other than an unqualified report from our auditors with respect to our internal control over financial reporting. In addition, if material weaknesses are identified and not remediated with respect to our internal control over financial reporting, we would not be able to conclude that our internal control over financial reporting was effective, which would result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal control over financial reporting. Inferior internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.
      While a division of our prior owner, we had two “reportable conditions” in our internal financial control:

•	During the third quarter of 2003, a management review identified an issue relating to work-in-process inventory at two of our manufacturing locations. It was determined that certain work-in-process inventory had not been properly relieved upon shipment during the time period from 1999 through 2003, resulting in an overstatement of inventory. Management immediately began an extensive, in-depth review of our accounts and records. As a consequence of these problems, we implemented an internal review of the functions and processes at the two plants that were involved, identified gaps in our internal controls and put in place remedial measures. At the end of this review and remediation process, our auditors determined that we had successfully eliminated the weakness in our inventory controls.

•	During June 2004, management uncovered an issue relating to payroll fraud at our U.S. Shared Services Unit in Olean, NY. It was determined that the payroll supervisor had misappropriated funds through the payroll system from February 1994 to June 2004. A thorough investigation was undertaken involving Dresser-Rand Company personnel, Ingersoll-Rand Internal Audit and the forensic investigations section of an independent accounting firm. The review of past payroll records from both Oracle (2/01-6/04) and GEAC (1/90-12/00) systems revealed that $1.042 million had been illegally processed through payroll and diverted to the payroll supervisor’s bank account. As part of the investigation, steps were taken to ensure that proper segregation of duties exist such that no one in the payroll, human resources or information technology areas has update capability for both the payroll and the human resources systems.
      We continue to have deficiencies in our internal control over financial reporting with respect to our Brazilian subsidiary.

We recently became subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.
      The initial public offering resulted in our becoming subject to reporting and other obligations under the Securities Exchange Act of 1934 as amended (the Exchange Act). These reporting and other obligations will place significant demands on our management, administrative and operational resources, including our accounting resources. Since the Transactions, we have continued to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. However, we may need to supplement our financial, administrative and other resources, and we may have underestimated the difficulties and costs of obtaining any required resources and successfully operating as an independent company. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Further, if we are late in filing certain SEC reports, it could constitute a default under our indenture and senior secured credit facility.

Our operating results could be harmed during economic or industry downturns.
      The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the aging of the installed base of equipment throughout the industry, gas market growth and the construction of new gas infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate. Therefore, any significant downturn in our clients’ markets or in general economic conditions could result in a reduction in demand for our services and products and could harm our business. Such downturns, or the perception that they may occur, could have a significant negative impact on the market price of our senior subordinated notes and our common stock.

We may not be successful in implementing our business strategy to increase our aftermarket parts and services revenue.
      We estimate that we currently provide approximately 50% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately two percent of the aftermarket parts and services needs of the equipment base of other manufacturers. Our future success depends, in part, on our ability to provide aftermarket parts and services to both our own and our competitors’ equipment base and our ability to develop and maintain our alliance relationships. Our ability to implement our business strategy successfully depends on a number of factors, including the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of our clients to outsource their service needs to us, the willingness of our competitors’ clients to outsource their service needs to us, and general economic conditions. We cannot assure you that we will succeed in implementing our strategy.

We face intense competition that may cause us to lose market share and harm our financial performance.
      We encounter competition in all areas of our business, principally in the new unit segment. The principal methods of competition in our markets include product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. In addition, our significant leverage and the restrictive covenants to which we are subject may harm our ability to compete effectively. In our aftermarket parts and services segment, we compete with our major competitors, small independent local providers and our clients’ in-house service providers. Other OEMs typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business.

We may not be able to complete, or achieve the expected benefits from, any future acquisitions, which could adversely affect our growth.
      We have at times used acquisitions as a means of expanding our business and expect that we will continue to do so. If we do not successfully integrate acquisitions, we may not realize operating advantages and cost savings. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies involve a number of risks, including:

•	use of available cash, new borrowings or borrowings under our senior secured credit facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration into our existing systems;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse effects on our operating results.
      We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could have a material adverse effect on our business, financial condition and results of operations.

Economic, political and other risks associated with international sales and operations could adversely affect our business.
      Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. For the year ended December 31, 2005, 42% of our net revenue was derived from North America, 13% from Latin America, 19% from Europe, 11% from Asia Pacific and 15% from the Middle East and Africa. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations governed by non-U.S. law;

•	unexpected transportation delays or interruptions;

•	unexpected changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.
      Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations or expropriation. In addition, the financial condition of foreign clients may not be as strong as that of our current domestic clients.
      Some of the international markets in which we operate are politically unstable and are subject to occasional civil and communal unrest, such as Venezuela and Western Africa. For example, in Nigeria we terminated a contract due to civil unrest. Riots, strikes, the outbreak of war or terrorist attacks in foreign locations, such as in the Middle East, could also adversely affect our business.
      From time to time, certain of our foreign subsidiaries operate in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and the United Nations, including Iraq, Iran, Libya, Sudan and Syria. Those foreign subsidiaries sell compressors, turbines and related parts and accessories to customers including enterprises controlled by government agencies of these countries in the oil, gas, petrochemical and power production industries. Although these sanctions and embargoes do not prohibit those subsidiaries from selling products and providing services in such countries, they do prohibit the issuer and its domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities.
      In addition, some of these countries, including those named in the preceding paragraph, are or previously have been identified by the State Department as terrorist-sponsoring states. Because certain of our foreign subsidiaries have contact with and transact business in such countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our senior subordinated notes and our common stock. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the prices of our senior subordinated notes and our common stock.
      Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our combined financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including the senior subordinated notes and the U.S. dollar-denominated borrowings under the senior secured credit facility.
      In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.
      In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

In the past, our Brazilian subsidiary has engaged in business transactions involving a Cuban entity that could subject us to potential sanctions.
      As a result of the enhanced compliance processes implemented by us shortly prior to and following the acquisition of the Company from Ingersoll-Rand in October 2004, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4.0 million in the aggregate since December 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues for the years 2000 through 2005. Of the $4.0 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005 to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the Department. Our inquiry into these transactions is continuing and the Department’s review of this matter is in a very preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these matters to have a material adverse effect on our financial performance. These matters may have a material adverse effect on the valuation of our stock, beyond any loss of revenue or earnings. In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.

If we lose our senior management, our business may be materially adversely affected.
      The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. Six of the top members of our senior management team have been with us for over 20 years, including our Chief Executive Officer and president who has been with us for 25 years. In addition, there is significant demand in our industry for qualified engineers and mechanics. Further, several members of our management will be receiving a significant amount of the net proceeds from the potential secondary offering of our common stock by D-R Interholding, LLC as well as from any future secondary offerings. We cannot assure you that we will be able to retain all of our current senior management personnel and to attract and retain other personnel, including qualified mechanics and engineers, necessary for the development of our business. The loss of the services of senior management and other key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

Environmental compliance costs and liabilities could affect our financial condition adversely.
      Our operations and properties are subject to stringent U.S. and foreign, federal, state and local laws and regulations relating to environmental protection, including laws and regulations governing the investigation and clean up of contaminated properties as well as air emissions, water discharges, waste management and disposal and workplace health and safety. Such laws and regulations affect a significant percentage of our operations, are continually changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial clean-up costs for our properties (many of which are sites of long-standing manufacturing operations) and the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all jurisdictions as these requirements change.
      We routinely deal with natural gas, oil and other petroleum products. As a result of our fabrication and aftermarket parts and services operations, we generate, manage and dispose of or recycle hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, clean-up and monitoring requirements under U.S. and foreign, federal, state and local environmental laws and regulations. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party also is liable.
      We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including the clean-up and investigation of some of our properties as well as offsite disposal locations. In addition, although we believe our operations are in compliance with environmental laws and regulations and that we will be indemnified by Ingersoll-Rand for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Ingersoll-Rand to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain a safety performance that is acceptable to our clients could result in the loss of future business.
      Our U.S. clients are heavily regulated by the Occupational Safety & Health Administration, or OSHA, concerning workplace safety and health. Our clients have very high expectations regarding safety and health issues and require us to maintain safety performance records for our worldwide operations, field services, repair centers, sales and manufacturing plant units. Our clients often insist that our safety performance equal or exceed their safety performance requirements. We estimate that over 90% of our clients have safety performance criteria for their suppliers in order to be qualified for their “approved suppliers” list. For instance, BP, one of our largest customers in 2003, requires its suppliers to have an OSHA Recordable Incident Rate of 2.0 or less. If we fail to meet a client’s safety performance requirements, we may be removed from that client’s approved suppliers database and precluded from bidding on future business opportunities with that client.
      In response to our clients’ requirements regarding safety performance, we maintain a database to measure our monthly and annual safety performance and track our incident rates. Our incident rates help us identify and track accident trends, determine root causes, formulate corrective actions, and implement preventive initiatives. Within the past two years, we have been removed from one client’s approved supplier database for failure to meet the client’s safety performance requirements. We cannot assure you that we will be successful in maintaining or exceeding our clients’ requirements in this regard or that we will not lose the opportunity to bid on certain clients’ contracts.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.
      As of December 31, 2005, we had 5,277 employees worldwide. Of our employees, approximately 65% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements. A new collective bargaining agreement with IAM Moore Lodge #1580 that represents employees at our Wellsville, New York facility was recently ratified. None of our material collective bargaining agreements will expire through the end of 2006, and one will expire in each of 2007 and 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Our operations in the following locations are unionized: Le Havre, France; Oberhausen, Germany; Kongsberg, Norway; and Naroda, India. Additionally, approximately 35% of our employees outside of the United States belong to industry or national labor unions. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We are controlled by First Reserve, whose interests may not be aligned with yours.
      First Reserve has the ability to control our policies and operations including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and amendments to our certificate of incorporation and bylaws. For example, First Reserve could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, First Reserve is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. First Reserve may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as First Reserve continues to own a significant amount of our equity, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions.
      In addition, in connection with the Acquisition, we entered into a stockholders agreement with First Reserve and certain management stockholders, which was amended and restated in connection with our initial public offering. The stockholders agreement provides that for so long as First Reserve holds at least 5% of the outstanding shares of our common stock, it may designate all of the nominees for election to our board of directors other than any independent directors. All stockholders that are a party to the stockholders agreement are obligated to vote their shares in favor of such nominees. Independent directors will be designated for nomination by our board of directors, however such independent nominees must be reasonably acceptable to First Reserve for so long as it holds at least 5% of the outstanding shares of our common stock. For so long as First Reserve holds at least 20% of the outstanding shares of our common stock, many significant decisions involving us require the approval of a majority of our board of directors and at least one director designated for nomination by First Reserve who is also an officer of First Reserve Corporation. For example, the following transactions are subject to such approval requirements: any acquisition or sale of assets involving amounts in excess of one percent of sales during any twelve month period, or any acquisition of another business or any equity of another entity; any merger, consolidation, substantial sale of assets or dissolution involving us or any of our material subsidiaries; any declaration of dividends; the issuance of common stock or other securities of us or any of our material subsidiaries; and any amendment to our amended and restated certificate of incorporation or comparable organizational documents of our material subsidiaries.

If we continue to be a “controlled company” within the meaning of the New York Stock Exchange rules, we intend to rely on exemptions from certain corporate governance requirements.
      Upon completion of the potential secondary offering of our common stock by D-R Interholding, LLC, if First Reserve continues to control a majority of our outstanding common stock, we will continue to be a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are currently utilizing these exemptions. As a result, we do not have a majority of independent directors nor do our nominating and corporate governance and compensation committees consist entirely of independent directors. Assuming 20,000,000 shares are sold in the potential secondary offering, we will no longer be a “controlled company” because First Reserve will own less than 50% of our common stock.

Our historical financial information may not be comparable to future periods.
      The historical financial information included in this Form 10-K may not necessarily reflect our results of operations, financial position and cash flows in the future or the results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented. The historical financial information included in this Form 10-K does not reflect the many significant changes that have occurred in our capital structure, funding and operations as a result of the transactions or the additional costs we incur in operating as an independent company. For example, funds required for working capital and other cash needs historically were obtained from Ingersoll-Rand on an interest-free, intercompany basis without any debt service requirement. Furthermore, we were a limited partnership in the United States until October 29, 2004 and generally did not pay income taxes, but have since become subject to income taxes.

We did not have a recent operating history as a stand-alone company prior to the Acquisition.
      Although we have a substantial operating history, prior to the Acquisition we were not operating as a stand-alone company. As a result of the Acquisition, we no longer have access to the borrowing capacity, cash flow, assets and services of Ingersoll-Rand and its other affiliates as we did while under Ingersoll-Rand’s control. We are a significantly smaller company than Ingersoll-Rand, with significantly fewer resources and less diversified operations. Consequently, our results of operations are more susceptible than those of Ingersoll-Rand to competitive and market factors specific to our business.

We may be faced with unexpected product claims or regulations as a result of the hazardous applications in which our products are used.
      Because some of our products are used in systems that handle toxic or hazardous substances, a failure or alleged failure of certain of our products have resulted in and in the future could result in claims against our company for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products.

Third parties may infringe our intellectual property or we may infringe the intellectual property of third parties, and we may expend significant resources enforcing or defending our rights or suffer competitive injury.
      Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, we cannot assure you that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable. Also, others may develop technologies that are similar or superior to our technology, duplicate or reverse engineer our technology or design around the patents owned or licensed by us.
      Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition or results of operation. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products and require us to redesign or, in the case of trademark claims, rename our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our brand name may be subject to confusion.
      Our company’s name and principal mark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll-Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll-Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc., and an affiliate of First Reserve. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.
      The common stock and certain debt securities of Ingersoll-Rand and certain debt securities of Dresser, Inc. are publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the “Dresser” and “Rand” brand names or the trading price of our senior subordinated notes and our common stock. In addition, press and other third-party announcements or rumors relating to any of these unaffiliated companies may adversely affect the trading price of our senior subordinated notes and our common stock and the demand for our services and products, even though the events announced or rumored may not relate to us, which in turn could adversely affect our results of operations and financial condition.

Natural gas operations entail inherent risks that may result in substantial liability to us.
      We supply products to the natural gas industry, which is subject to inherent risks, including equipment defects, malfunctions and failures and natural disasters resulting in uncontrollable flows of gas or well fluids, fires and explosions. These risks may expose our clients to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We also may become involved in litigation related to such matters. If our clients suffer damages as a result of the occurrence of such events, they may reduce their orders from us. Our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected as a result of such risks.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.
      Our financial performance could be affected by our substantial indebtedness. As of December 31, 2005, our total indebtedness was approximately $598.2 million. In addition, we had $181.2 million of letters of credit outstanding and additional borrowings available under the revolving portion of our senior secured credit facility of $168.8 million. We may also incur additional indebtedness in the future.
      Our high level of indebtedness could have important consequences, including, but not limited to:

•	making it more difficult for us to pay interest and satisfy our debt obligations;

•	making it more difficult to self-insure and obtain surety bonds or letters of credit;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development or other general corporate or business requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in our industry; and

•	placing us at a competitive disadvantage.
      Our net cash flow generated from operating activities was $51.0 million, $57.7 million, $17.4 million and $212.4 million for the year ended December 31, 2003, the period January 1, 2004 through October 29, 2004, the period

October 30, 2004 through December 31, 2004 and for the year ended December 31, 2005, respectively. Our high level of indebtedness requires that we use a substantial portion of our cash flow from operating activities to pay principal of our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development or other general corporate or business activities, including future acquisitions.
      In addition, a substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow.
      If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
      Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We might be unable to refinance any of our debt, including our senior secured credit facility or our senior subordinated notes, on commercially reasonable terms.

The covenants in the senior secured credit facility and the indenture governing our senior subordinated notes impose restrictions that may limit our operating and financial flexibility.
      Our senior secured credit facility and the indenture governing our senior subordinated notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur liens;

•	borrow money, guarantee debt and, in the case of restricted subsidiaries, sell preferred stock;

•	issue redeemable preferred stock;

•	pay dividends;

•	make redemptions and repurchases of certain capital stock;

•	make capital expenditures and specified types of investments;

•	prepay, redeem or repurchase subordinated debt;

•	sell assets or engage in acquisitions, mergers, consolidations and asset dispositions;

•	amend material agreements;

•	change the nature of our business;

•	engage in affiliate transactions; and

•	restrict dividends or other payments from restricted subsidiaries.
      The senior secured credit facility also requires us to comply with specified financial ratios and tests, including but not limited to, a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio.
      These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior subordinated notes and/or the senior secured credit facility. If there were an event of default under the indenture governing our senior subordinated notes and/or the senior secured credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our senior secured credit facility when it becomes due, the lenders under the senior secured credit facility could proceed against the assets and capital stock which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may discourage a takeover attempt.
      Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 2.	PROPERTIES
      Our corporate headquarters are located in Houston, Texas. The following table describes the material facilities owned or leased by us and our subsidiaries as of March 15, 2006.

		Approx.
Location	Status	Square Feet	Type

Painted Post, New York	Owned/Leased	840,000	Manufacturing and services
Olean, New York	Owned/Leased	970,000	Manufacturing and services
Wellsville, New York	Owned/Leased	380,000	Manufacturing and services
Burlington, Iowa	Owned	185,000	Manufacturing and services
Millbury, Massachusetts	Owned	104,000	Manufacturing and services
Campinas, Brazil	Owned	36,870	Manufacturing and services
Kongsberg, Norway	Leased	104,000	Manufacturing and services
Le Havre, France	Owned/Leased	866,000	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Oberhausen, Germany	Owned	75,000	Manufacturing and services
Bielefeld, Germany	Owned	31,000	Manufacturing and services
Houston, Texas	Owned	115,800	Services
Houston, Texas	Owned	45,900	Controls
Houston, Texas	Owned	77,800	Warehouse and offices

ITEM 3.	LEGAL PROCEEDINGS
      In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes. In our opinion, pending legal matters, including the one described below, are not expected to have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
      Transactions by our Brazilian subsidiary. As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition of the Company from Ingersoll-Rand in October, 2004, we have discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4.0 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues for the years 2000 through 2005. Of the $4.0 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October, 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May, 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July, 2005, to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and are engaged in preliminary discussions with the Department. Our inquiry into these transactions is continuing and the Department’s review of this matter is in a preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these maters to have a material adverse effect on our financial results, cash flow or liquidity. In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a)
      Trading in our common stock commenced on the New York Stock Exchange on August 5, 2005, under the symbol “DRC”.
      The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape.

	High	Low

2005
Quarter ended September 30, 2005	$26.75	$20.10
Quarter ended December 31, 2005	$25.15	$19.05
      As of March 15, 2006, there were 32 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 12,850 as of March 15, 2006.
      We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and debt reduction. The amounts available to us to pay cash dividends are restricted by our senior secured credit facility and the indenture governing the senior subordinated notes. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant.
      Since our incorporation in October 2004, we have issued unregistered securities in the transactions described below. These securities were offered and sold in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering, Rule 506 of the Securities Act relating to sales to accredited investors and Rule 701 of the Securities Act relating to a compensatory benefit plan. The sales were made without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfer without registration or an applicable exemption.
      In October 2004, we were formed and issued 100 shares of our common stock to D-R Interholding, LLC for an aggregate price of $430.0 million. In November 2004, we received a capital contribution of $5.8 million from our indirect parent, Dresser-Rand Holdings, LLC, as a result of certain members of senior management purchasing common units in Dresser-Rand Holdings, LLC that permit such individuals to indirectly share in the value of the issuer’s shares. In December 2004, certain of our non-executive officers purchased a total of 321,924 shares of the issuer’s common stock for an aggregate price of $1.4 million (this purchase of shares reflects the issuer’s stock split described in the next sentence). In February 2005, we declared a 1,006,092.87-for-one stock split that resulted in D-R Interholding, LLC owning 100,609,287 shares of the issuer’s common stock.
      In May 2005, we issued 303,735 shares of our common stock to D-R Interholding, LLC for an aggregate price of $1.3 million as a result of certain members of senior management purchasing common units in Dresser-Rand Holdings, LLC that permit such individuals to indirectly share in the value of the our shares.
      In August 2005, we declared a 0.537314-for-one reverse stock split.
(b)
      On August 10, 2005, we completed an initial public offering of 31,050,000 shares of our common stock, including 4,050,000 shares sold pursuant to an underwriters’ option to purchase additional shares, at a price of $21.00 per share. The effective date of the Registrant Statement on Form S-1 (File number 333-124963) for registering the shares was August 4, 2005. Net proceeds from the offering, after deducting underwriting discounts of $39.1 million and related expenses, were $608.9 million.
      Approximately $557.8 million of the net proceeds was used to pay a dividend to our stockholders existing immediately prior to the initial public offering. The remaining $55.0 million of the net proceeds was used to redeem $50.0 million of the $420 million aggregate principal amount of our 7 3/8 % senior subordinated notes due 2014, including applicable early redemption premium of $3.7 million and accrued interest through the redemption date of $1.3 million.
(c)
      We did not repurchase any of our common stock in 2005 and have no plans to in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected financial information as of and for the periods indicated has been derived from consolidated or combined financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm. You should read the following information, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and the notes thereto included elsewhere in this Form 10-K.

	Predecessor				Successor

				Period from	Period from
				January 1	October 30
	Year Ended December 31,			through	through	Year Ended
				October 29,	December 31,	December 31,
	2001	2002	2003	2004	2004	2005

	(In thousands except share and per share data)
Statement of Operations Data:
Net sales, third parties	$873,885	$1,026,753	$1,332,242	$712,483	$199,907	$1,206,915
Net sales to affiliates	2,837	1,841	1,439	1,845	—	—
Other operating revenue	—	2,759	1,669	1,167	—	1,288

Total revenues	876,722	1,031,353	1,335,350	715,495	199,907	1,208,203
Cost of goods and services sold	714,093	865,858	1,132,047	538,042	149,564	920,964

Gross profit	162,629	165,495	203,303	177,453	50,343	287,239
Selling and administrative expenses	132,755	138,484	156,129	122,700	21,499	164,055
Research and development expenses	6,969	8,044	8,107	5,670	1,040	7,058
Write-off of purchased in-process research and development assets	—	—	—	—	1,800	—
Restructuring charges(1)	2,137	5,185	—	—	—	—

Operating income	20,768	13,782	39,067	49,083	26,004	116,126
Interest income (expense), net	(302)	(776)	1,938	3,156	(9,654)	(57,037)
Early redemption premium on debt	—					(3,688)
Other income (expense), net	3,150	15,000	(9,202)	1,882	(1,846)	(2,847)

Income from continuing operations before income taxes	23,616	28,006	31,803	54,121	14,504	52,554
Provision (benefit) for income taxes(2)	14,781	11,910	11,438	11,970	7,275	15,459

Income from continuing operations	8,835	16,096	20,365	42,151	7,229	37,095
Net income	$8,835	$16,096	$20,365	$42,151	$7,229	$37,095

Earnings per share, basic and diluted (3) and (4)					$0.13	$0.56
Cash flow data:
Cash flows provided by operating activities	$57,837	$42,029	$50,963	$57,729	$17,416	$212,422
Cash flows provided by (used in) investing activities	(15,896)	3,813	(7,089)	(4,907)	(1,126,939)	(59,483)
Cash flows provided by (used in) financing activities	(42,937)	(18,759)	(63,487)	(52,030)	1,217,631	(160,131)

	Predecessor			Successor

	As of December 31,			As of December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,377	$59,619	$41,537	$111,500	$98,036
Total assets	1,052,741	1,119,464	1,063,875	1,751,074	1,657,871
Debt:
Current portion of debt	52	2,631	3,716	6,749	67
Long-term debt, net of current maturities	260	1,254	213	816,664	598,137
Total debt	312	3,885	3,929	823,413	598,204
Partnership interest	588,450	526,710	565,035	—	—
Stockholders’ equity	—	—	—	452,897	514,660

(1)	Includes severance expenses and facility exit costs associated with our corporate restructuring activities.

(2)	The Successor is organized as a corporation while the Predecessor was organized in the United States as a partnership. The information presented does not give effect to the income taxes the Predecessor would have been required to recognize if it were organized as a corporation. Pro forma tax expense for the year ended December 31, 2004, was $15,997. Pro forma tax expense reflects income tax expense that would have been required to be recorded as a tax expense if organized as a corporation during these periods and also includes other pro forma adjustments related to the acquisition of Dresser-Rand Company by First Reserve on October 29, 2004.

(3)	Historical basic and diluted earnings per share data have not been presented for the Predecessor because the Predecessor did not operate as a separate legal entity from Ingersoll-Rand.

(4)	For the Successor, basic and diluted earnings per share is calculated by dividing net earnings by the weighted average shares outstanding adjusted to reflect the 0.537314-for-one reverse stock split effected in August, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995
      This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditure, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	material weaknesses in our internal control over financial reporting;

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	competition in our markets;

•	failure to complete, or achieve the expected benefits from, any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	our ability to operate as a stand-alone company;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this Form 10-K.
      Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.
Overview
      We are among the largest global suppliers of rotating equipment solutions to the worldwide oil, gas, petrochemical and industrial process industries. Our segments are new units and aftermarket parts and services. Our services and products are used for a wide range of applications, including oil and gas production, refinery processes, natural gas processing, pipelines, petrochemical production, high-pressure field injection and enhanced oil recovery. We also serve general industrial markets including paper, steel, sugar, distributed power and government markets.
      We operate globally with manufacturing facilities in the United States, France, Germany, Norway, India and Brazil. We provide a wide array of products and services to our worldwide client base in over 140 countries from our 57 global locations in 11 U.S. states and 24 countries. Our total combined revenues by geographic region for the year ended December 31, 2004, consisted of North America 39%, Latin America 18%, Europe 15%, Asia Pacific 13% and the Middle East and Africa 15%. For the year ended December 31, 2005, our revenue by geographic region consisted of North America 42%, Latin America 13%, Europe 19%, Asia Pacific 11% and the Middle East and Africa 15%.
Corporate History
      On December 31, 1986, Dresser Industries, Inc. and Ingersoll-Rand (collectively, the partners) entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll-Rand. The partners contributed substantially all of the operating assets and certain related liabilities, which comprised their worldwide reciprocating compressor, steam turbine and turbo-machinery businesses. The net assets contributed by the partners were recorded by Dresser-Rand Company at amounts approximating their historical values. Dresser-Rand Company commenced operations on January 1, 1987. On October 1, 1992, Dresser Industries, Inc. acquired a 1% equity interest from Dresser-Rand Company to increase its ownership to 51% of Dresser-Rand Company.
      In September 1999, Dresser Industries, Inc. merged with Halliburton Industries. Accordingly, Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries on that date. On February 2, 2000, a wholly-owned subsidiary of Ingersoll-Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company for a net purchase price of approximately $543 million. Dresser-Rand Company’s combined financial statements reflect Ingersoll-Rand’s additional basis in Dresser-Rand Company. Dresser-Rand Company formerly operated as an operating business unit of Ingersoll-Rand.
      On August 25, 2004, Dresser-Rand Holdings, LLC, our indirect parent and an affiliate of First Reserve, entered into an equity purchase agreement with Ingersoll-Rand to purchase all of the equity interests in the Dresser-Rand Entities for $1.13 billion. The acquisition closed on October 29, 2004. In connection with the acquisition, funds affiliated with First Reserve contributed $430 million in cash as equity to Dresser-Rand Holdings, LLC, which used this cash to fund a portion of the purchase price for the Dresser-Rand Entities. The remainder of the cash needed to finance the acquisition, including related fees and expenses, was provided by borrowings of $420 million in senior subordinated notes due 2014 and under a $695 million senior secured credit facility which consisted of a $395 million term loan portion and a $300 million revolving portion. On August 26, 2005, we increased the $300 million revolving portion of our senior secured credit facility to $350 million.
      The preparation of the Predecessor financial statements was based on certain assumptions and estimates, including allocations of costs from Ingersoll-Rand, which the Predecessor believed were reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if our Predecessor had been a separate, stand-alone entity during the periods presented.

      In connection with the transactions, we incurred substantial indebtedness, interest expense and repayment obligations. The interest expense relating to this debt will adversely affect our net income. In addition, we accounted for the acquisition under the purchase method of accounting, which resulted in an increase in depreciation and amortization above historical levels. As a result of the transactions, we incurred a number of one-time fees and expenses of approximately $33.5 million. See “The Transactions.”
Effects of Currency Fluctuations
      We conduct operations in over 140 countries. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into either a large purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related revenues and costs also being significant. The net appreciation of the euro against the U.S. dollar over the 2002 to 2004 period has had the impact of increasing sales, cost of sales and selling and administrative expenses, as reported in U.S. dollars in our historical consolidated and combined financial statements. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in hedging strategies going forward. These strategies do not qualify for hedge accounting treatment and therefore, significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the notes and borrowings under the senior secured credit facility.
Revenues
      Our revenues are primarily generated through the sale of new units and aftermarket parts and services. Revenues from the sale of new units and revamps (the overhauling of installed units) are recognized under the completed contract method. Under this method, revenue and profits on contracts are recognized when the contracts are completed or substantially complete. Revenues from aftermarket parts and services are recognized as the parts are shipped and services are rendered. Revenues have historically been driven by volume, rather than price, and are sensitive to foreign currency fluctuations.
Cost of Sales
      Cost of sales includes raw materials and plant and related work force costs, freight and warehousing, as well as product engineering.
Selling and Administrative Expenses
      Selling expenses consist of costs associated with marketing and sales. Administrative expenses are primarily management, accounting, corporate allocations and legal costs.
Research and Development Expenses
      Research and development expenses include payroll, employee benefits, and other labor related costs, facilities, workstations and software costs associated with product development. These costs are expensed as incurred. Expenses for major projects are carefully evaluated to manage return on investment requirements. We expect that our research and development spending will continue in line with historical levels.
Other Income (Expense)
      Other income (expense) includes those items that are non-operating in nature. Examples of items reported as other income (expense) are equity in earnings in partially-owned affiliates and the impact of currency fluctuations.
Depreciation and Amortization
      Property, plant and equipment is reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets primarily consist of amounts allocated to customer relationships, software and technology, trade names and other intangibles. All of the intangible assets are amortized over their estimated useful lives.
Income Taxes
      For the Predecessor periods presented, certain of the Dresser-Rand Entities were accounted for as a partnership and were not required to provide for income taxes, since all partnership income and losses were allocated to the partners for inclusion in their respective financial statements. In connection with the transactions, the assets of the former partnership are now subject to corporate income taxes. For income tax purposes, the former partnership assets have been recorded at, and will be depreciated based upon their fair market value at the time of the transaction instead of the historical amount. On October 29, 2004, our business became subject to income tax, which has impacted our results of operations for the year ended December 31, 2005 and for the period from October 30, 2004 through December 31, 2004 and will affect our results in the future.
      For the Predecessor periods presented and prior to the transactions, certain of our operations were subject to U.S. or foreign income taxes. After the transactions, all of our operations are subject to U.S. or foreign income taxes. In preparing our financial statements, we have determined the tax provision of those operations on a separate company basis.
Bookings and Backlog

New Units
      Bookings represent orders placed during the period, whether or not filled. The elapsed time from booking to completion of performance may be up to 15 months (or longer for less frequent major projects). The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of authorization which management has determined are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. In certain cases, cancellation of a contract provides us with the opportunity to bill for certain incurred costs and penalties. Backlog is adjusted to reflect project cancellations, deferrals, currency fluctuations and revised project scope.

Aftermarket Parts and Services
      Bookings represent orders placed during the period, whether or not filled. Backlog primarily consists of unfilled parts orders, with open repair and field service orders comprising a small part of the backlog. The cancellation of an order for parts can generally be made without penalty.
Letters of Credit, Bank Guarantees and Surety Bonds
      In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payments bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our senior secured credit facility, we are entitled to have up to $350 million of letters of credit outstanding at any time, subject to certain conditions.
Basis of Presentation
      The acquisition of the Dresser-Rand Entities was accounted for under the purchase method of accounting. As a result, the financial data presented for 2004 include a predecessor period from January 1, 2004 through October 29, 2004 and a successor period from October 30, 2004 through December 31, 2004. As a result of the acquisition, the consolidated statement of operations for the successor period includes interest and amortization expense resulting from the notes and senior secured credit facility, and depreciation of plant and equipment and amortization of intangible assets related to the acquisition. Further, as a result of purchase accounting, the fair values of our assets on the date of the acquisition became their new cost basis. Results of operations for the successor period is affected by the newly established cost basis of these assets. We allocated the acquisition consideration to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of the acquisition, which resulted in a significant change in our annual depreciation and amortization expenses.
      The accompanying financial information for the periods prior to the acquisition are labeled as “Predecessor” and the period subsequent to the acquisition are labeled as “Successor.”

Successor
      Our consolidated financial statements for the year ended December 31, 2005 and for the period from October 30, 2004 through December 31, 2004 include the accounts of Dresser-Rand Group Inc. and its wholly-owned subsidiaries. Included in these periods are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect that these adjustments had to cost of sales, depreciation and amortization expenses.

Predecessor
      The combined financial statements for the period from January 1, 2004 through October 29, 2004 and for the year ended December 31, 2003, include the accounts and activities of the Predecessor. Partially-owned companies have been accounted for under the equity method. Dresser-Rand’s financial statements reflect costs that have been allocated by Ingersoll-Rand prior to the consummation of the acquisition. As a result of recording these amounts, our predecessor’s combined financial statements for these periods may not be indicative of the results that would be presented if we had operated as an independent, stand-alone entity.
Results of Operations

Year ended December 31, 2005 (Successor) compared to the Period from October 30, 2004 through December 31, 2004 (Successor) and for the Period from January 1, 2004 through October 29, 2004 (Predecessor)

	Successor				Predecessor

			Period from		Period from
			October 30		January 1
	Year Ended		through		through
	December 31,		December 31,		October 29,
	2005		2004		2004

	(Dollars in millions)
Statement of Operations Data:
Total revenues	$1,208.2	100.0%	$199.9	100.0%	$715.5	100.0%
Cost of goods sold	921.0	76.2	149.6	74.8	538.0	75.2

Gross profit	287.2	23.8	50.3	25.2	177.5	24.8
Selling and administrative expenses	164.0	13.6	21.5	10.8	122.7	17.1
Research and development expenses	7.1	0.6	2.8	1.4	5.7	0.8

Operating income	116.1	9.6	26.0	13.0	49.1	6.9
Interest income (expense), net	(57.0)	(4.8)	(9.7)	(4.8)	3.1	0.4
Early redemption premium on debt	(3.7)	(0.3)	—	—	—	—
Other income (expense), net	(2.8)	(0.2)	(1.8)	(0.9)	1.9	0.3

Income before income taxes	52.6	4.3	14.5	7.3	54.1	7.6
Provision for income taxes	15.5	1.2	7.3	3.7	11.9	1.7

Net income	$37.1	3.1%	$7.2	3.6%	$42.2	5.9%

Bookings	$1,446.2		$218.0		$901.2

Backlog — ending	$884.7		$637.6		$613.4

      There were significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the Acquisition on October 29, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired.
      Total revenues. The worldwide market demand for oil and gas products continued to increase in 2005, which in turn increased the demand for our products and services. Total revenues were $1,208.2 million for the year ended December 31, 2005 compared to $199.9 million for the period October 30 through December 31, 2004 and $715.5 million for the period January 1 through October 29, 2004. The increase compared to the combined periods of 2004 was primarily in the new units segment.
      Cost of goods sold. Cost of goods sold was $921.0 million, $149.6 million and $538.0 million, respectively, for the year ended December 31, 2005, the period from October 30 through December 31, 2004 and the period from January 1 through October 29, 2004. Cost of goods sold increased compared to the combined periods of 2004. This was attributed to the combination of higher 2005 revenues, revenue mix change (the higher cost new units segment was 47.6% of total revenues in 2005 versus 38.8% for the period from October 30 through December 31, 2004 and 37.4% for the period from January 1 through October 29, 2004), and purchase accounting (including increased depreciation and amortization). As a percentage of revenues, cost of goods sold increased slightly to 76.2% for 2005 from 74.8% for the period from October 30 through December 31, 2004 and from 75.2% for the period from January 1 through October 29, 2004. The increase was primarily due to the adverse revenues mix change and purchase accounting expense (in the year ended December 31,2005 and in the period from October 30 through December 31, 2004).
      Gross profit. Gross profit was 23.8% for the year ended December 31, 2005 compared to 25.2% and 24.8%, respectively, for the period from October 30 through December 31, 2004 and for the period from January 1 through October 29, 2004. The decrease is attributable to the factors above.
      Selling and administrative expenses. Selling and administrative expenses of $164.0 million for the year ended December 31, 2005 increased from $21.5 million and $122.7 million, respectively, for the period from October 30 through December 31, 2004 and for the period from January 1 through October 29, 2004. Establishing corporate functions for the stand alone company was the principal cause of a $3.2 million increase in headquarters expenses during 2005 compared to administrative expenses allocated to us from Ingersoll-Rand during 2004. An additional $6.7 million of the increase was the result of the acquisition of TES. The remaining increase was due to the increased support costs associated with higher revenues. Selling and administrative expenses increased as a percentage of revenues to 13.6% for 2005 compared to 10.8% for the period from October 30 through December 31, 2004, but decreased compared to 17.1% for the period from January 1 through October 29, 2004.
      Research and development expenses. Total research and development expenses for the year ended December 31, 2005 were $7.1 million compared to $2.8 million and $5.7 million, respectively, for the period from October 30 through December 31, 2004 and for the period from January 1 through October 29, 2004. The decrease from the combined periods of 2004 was due to the increased booking rate that caused reassignment of some research and development resources to customer order engineering tasks.
      Operating income. Operating income was $116.1 million for the year ended December 31, 2005 compared to $26.0 million for the period from October 30 through December 31, 2004 and $49.1 million for the period from January 1 through October 29, 2004. The increase compared to the combined periods of 2004 was primarily from increased revenues and the operating leverage effect of higher revenues on fixed costs. As a percentage of revenues, operating income for the year ended December 31, 2005, was 9.6% compared to 13.0% and 6.9%, respectively, for the period from October 30 through December 31, 2004 and for the period January 1 through October 29, 2004.
      Interest income (expense), net. Net interest income (expense) was $(57.0) million for the year ended December 31, 2005, compared to $(9.7) million for the period from October 30 through December 31, 2004 and $3.1 million for the period January 1 through October 29, 2004. Interest expense is primarily on the outstanding principal of the senior secured credit facility and the senior subordinated notes issued in connection with the Acquisition. Interest expense for 2005 included $9.5 million in amortization of deferred financing fees, of which $5.5 million was accelerated amortization due to the payment of $211 million in long-term debt in the period. Deferred financing fees were $0.7 million for the period from October 30 through December 31, 2004.
      Early redemption premium on debt. We used a portion of the proceeds from our initial public offering to prepay $50 million of our notes incurring a premium payment of $3.7 million in 2005.
      Other income (expense), net. Other (expense) was $(2.8) million for the year ended December 31, 2005 compared to $(1.8) million for the period from October 30 through December 31, 2004 and income of $1.9 million for the period from January 1 through October 29, 2004. The increase in expense is primarily the result of greater currency losses in the year ended December 31, 2005 compared to the period from October 30 through December 31, 2004 and currency gains for the period from January 1 through October 29, 2004.
      Provision for income taxes. Provision for income taxes for the year ended December 31, 2005 was $15.5 million and differs from the U.S. Federal statutory rate of 35% principally because of extraterritorial income exclusion in the U.S. related to export sales, stock compensation and the removal of the valuation allowance related to the deferred tax asset in the U.S. because it is now considered to be more likely than not that the asset will be realized based on the weight of currently available evidence. This compares to the provision for taxes of $7.3 million for the period from October 30 through December 31, 2004 and $11.9 million for the period from January 1 through October 29, 2004. The effective tax rate for the two periods in 2004 differs from the U.S. Federal statutory rate of 35% primarily because of foreign operations taxed at different rates, state and local income taxes, valuation allowances, extraterritorial income exclusion and non-taxable partnership income.

      Bookings and backlog. Bookings for the year ended December 31, 2005 of $1,446.2 million compared to $218.0 million for the period from October 30 through December 31, 2004 and $901.2 million for the period from January 1 through October 29, 2004. Backlog at December 31, 2005 of $884.7 million compared to $637.6 million at December 31, 2004. The increase in both metrics was due to increased worldwide demand in the new units segment.
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
      Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included Ingersoll-Rand corporate allocations (Predecessor), corporate expenses (Successor) and research and development expenses.

	Successor				Predecessor

			Period from		Period from
	Year Ended		October 30		January 1
	December 31,		through		through
	2005		December 31,		October 29,
			2004		2004

	(Dollars in millions)
Statement of Segment Data:
Revenues
New units	$576.6	48%	$77.6	39%	$267.7	37%
Aftermarket parts and services	631.6	52%	122.3	61%	447.8	63%

Total revenues	$1,208.2	100%	$199.9	100%	$715.5	100%

Gross profit
New units	$70.9		$9.8		$32.3
Aftermarket parts and services	216.3		40.5		145.2

Total gross profit	$287.2		$50.3		$177.5

Operating income
New units	$20.8		$3.6		$(0.5)
Aftermarket parts and services	141.4		30.6		85.0
Unallocated corporate expense	(46.1)		(8.2)		(35.4)

Total operating income	$116.1		$26.0		$49.1

Bookings
New units	$771.9		$121.1		$415.8
Aftermarket parts and services	674.3		96.9		485.4

Total bookings	$1,446.2		$218.0		$901.2

Backlog — ending
New units	$688.1		$489.3		$439.7
Aftermarket parts and services	196.6		148.3		173.7

Total backlog	$884.7		$637.6		$613.4

New Units
      Revenues. New units revenues were $576.6 million for the year ended December 31, 2005 compared to $77.6 million for the period October 30 through December 31, 2004 and $267.7 million for the period January 1 through October 29, 2004. The increase compared to the combined periods of 2004 is primarily attributable to higher backlog at the beginning of the year ($489.3 million at December 31, 2004 versus $287.7 million at December 31, 2003). Customer orders typically have lead times from as little as three months to over twelve months depending on the engineering and manufacturing complexity of the configuration, and the lead-time for critical components. The increased booking rate also contributed to higher revenues in 2005.
      Gross profit. Gross profit of $70.9 million compared to $9.8 million for the period from October 30 through December 31, 2004, and $32.3 million for the period from January 1 through October 29, 2004. Gross profit as a percentage of segment revenues was 12.3% compared to 12.6% for the period from October 30 through December 31, 2004 and 12.1% for the period from January 1 through October 29, 2004.
      Operating income. Operating income (loss) was $20.8 million for the year ended December 31, 2005, compared to $3.6 million for the period October 30 through December 31, 2004, and $(0.5) million for the period January 1 through October 29, 2004. The increase compared to the combined periods of 2004 was due to the gross profit increase mentioned above less higher allocation of selling and administrative expense due to revenue mix. As a percentage of segment revenues, operating income at 3.6% decreased from 4.6% for the period from October 30 through December 31, 2004, but increased from (0.2)% for the period from January 1 through October 29, 2004.
      Bookings and backlog. New unit bookings for the year ended December 31, 2005 was $771.9 million compared to $121.1 million for the period from October 30 through December 31, 2004 and $415.8 million for the period from January 1 through October 29, 2004. New unit backlog at December 31, 2005 was $688.1 million compared to $489.3 million at December 31, 2004.

Aftermarket Parts and Services
      Revenues. Aftermarket parts and services revenues were $631.6 million for the year ended December 31, 2005 compared to $122.3 million for the period October 30 through December 31, 2004 and $447.8 million for the period from January 1 through October 29, 2004. The increase compared to the combined periods of 2004 is primarily attributable to the higher new order-booking rate. Customer orders typically have lead times from as little as one day to over nine months depending on the nature of product or service required. The higher backlog at the beginning of the year ($148.3 million at December 31, 2004 versus $132.2 million at December 31, 2003) also contributed to higher revenues in 2005.
      Gross profit. Gross profit of $216.3 million compared to $40.5 million for the period from October 30 through December 31, 2004 and $145.2 million for the period January 1 through October 29, 2004. Gross profit as a percentage of segment revenues was 34.3% compared to 33.1% for the period October 30 through December 31, 2004 and 32.4% for the period January 1 through October 29, 2004. The increase was attributed to lower allocations due to revenue mix (aftermarket parts and services segment was 52% of total revenues in 2005 versus 62% in 2004).
      Operating income. Operating income was $141.4 million for the year ended December 31, 2005 compared to $30.6 million for the period October 30 through December 31, 2004, and $85.0 million for the period January 1 through October 29, 2004. The increase compared to the combined periods of 2004 was due to the gross profit increase mentioned above less lower allocation of selling and administrative expense due to revenue mix. As a percentage of segment revenues, operating income at 22.4% compares to 25.0% for the period October 30 through December 31, 2004, and 19.0% for the period January 1 through October 29, 2004.
      Bookings and backlog. Aftermarket parts and services bookings for the year ended December 31, 2005 was $674.3 million compared to $96.9 million for the period from October 30 through December 31, 2004 and $485.4 million for the period from January 1 through October 29, 2004. Aftermarket parts and services backlog at December 31, 2005 was $196.6 million compared to $148.3 million at December 31, 2004.

Period from October 30, 2004 through December 31, 2004 (Successor) and the Period from January 1, 2004 through October 29, 2004 (Predecessor) Compared to the Year Ended December 31, 2003 (Predecessor)
      The following table presents selected historical financial information for the period from October 30, 2004 through December 31, 2004, for the period from January 1, 2004 through October 29, 2004 and for the year ended December 31, 2003. Amounts are also presented as a percentage of total revenues.

	Predecessor				Successor

			Period from		Period from
	Year Ended		January 1		October 30
	December 31,		through		through
	2003		October 29,		December 31,
			2004		2004

	(Dollars in millions)
Statement of Operations Data:
Total revenues	$1,335.4	100.0%	$715.5	100.0%	$199.9	100.0%
Cost of goods sold	1,132.1	84.8	538.0	75.2	149.6	74.8

Gross profit	203.3	15.2	177.5	24.8	50.3	25.2
Selling and administrative expenses	156.1	11.7	122.7	17.1	21.5	10.8
Research and development expenses	8.1	0.6	5.7	0.8	1.0	0.5
Write-off of purchased in-process research and development	—	—	—	—	1.8	0.9

Operating income	39.1	2.9	49.1	6.9	26.0	13.0
Interest income (expense), net	1.9	0.1	3.1	0.4	(9.7)	(4.8)
Other income (expense), net	(9.2)	(0.6)	1.9	0.3	(1.8)	(0.9)

Income before income taxes	31.8	2.4	54.1	7.6	14.5	7.3
Provision for income taxes	11.4	0.9	11.9	1.7	7.3	3.7

Net income	$20.4	1.5%	$42.2	5.9%	$7.2	3.6%

Bookings	$901.0		$901.2		$218.0

Backlog — ending	$419.9		$613.4		$637.6

      Total revenues. Total revenues were $199.9 million for the period from October 30, 2004 through December 31, 2004 and $715.5 million for the period from January 1, 2004 through October 29, 2004 compared to $1,335.4 million for the year ended December 31, 2003. The decrease in revenues of $420.0 million was primarily from the new units segment and was attributable to the following factors: (1) our decision to start charging customers a margin with respect to third-party equipment that we had been purchasing on their behalf on a cost only basis (we refer to such purchases as “buyouts”) resulting in certain customers purchasing such equipment directly; this led to reduction in revenues for buyouts of $12.4 million and $55.4 million for the period from October 30, 2004 through December 31, 2004 and for the period from January 1, 2004 through October 29, 2004, respectively, from $263.8 million for the year ended December 31, 2003 and (2) revenue decreases in other new units sold totaling $251.7 million due to an unusually high level of orders shipped in the prior year which was in part due to the large backlog of orders at the end of 2002. This backlog consisted of large orders for North Sea and Gulf of Mexico projects as well as large orders for the U.S. Government which were shipped in 2003. The invoicing of these projects in 2003 created a low backlog at the end of 2003, a 48% reduction from 2002, thereby reducing shipments in 2004. The shipments of orders is largely dependent on the timing of the completion of the order, and therefore this volume decrease in new units revenues in 2004 is not necessarily indicative of future trends. Additionally, the oil and gas industry can be cyclical with regard to sales of units caused by the price of oil and the buying cycles of our larger clients for major projects. The decrease in revenues from new units was offset by the aftermarket parts and services segment revenues which were $570.1 million in 2004 compared to $542.4 million in 2003. This increase in revenue reflects our continuing efforts to expand the breadth of aftermarket services available to our customers.
      Cost of goods sold. Cost of goods sold was $149.6 million, $538.0 million and $1,132.1 million for the period from October 30, 2004 through December 31, 2004, the period from January 1, 2004 through October 29, 2004, and the year ended December 31, 2003, respectively. Cost of goods sold as a percentage of revenues decreased 10.0 percentage points to 74.8% for the period from October 30, 2004 through December 31, 2004, and decreased 9.6 percentage points to 75.2% for the period from January 1, 2004 through October 29, 2004, from 84.8% for the year ended December 31, 2003. This improvement in 2004 was primarily due to three factors. First, we began charging customers a margin on third-party equipment referred to as buyouts. This change resulted in the cost of goods sold declining as a percentage of revenues. Second, higher-margin aftermarket parts and services revenues increased for the two periods in 2004 compared to the year ended December 31, 2003. Third, manufacturing efficiencies were achieved through workforce reductions, supply chain management initiatives and capacity rationalization efforts. As mentioned previously, we embarked on a series of headcount reductions since the fourth quarter of 2002. During 2004, total headcount decreased by 250, or 5.1%. Also impacting 2004 results were the workforce reductions initiated in 2003. These reductions amounted to 968 employees, from 5,849 to 4,881, or 16.5%. The year-over-year savings associated with workforce reductions are reflected in the financial statements beginning in the month following the reduction. Supply chain management efforts resulted in year-over-year savings of approximately 2.0%. Concerning capacity rationalization, our results reflect the closure of two under-performing repair centers as well as the continued improvement of the New York State factories now under common management. Our results also improved due to the settlement of a product liability lawsuit in an appellate court judgment reversing the initial ruling against us of $4.5 million, which was credited to cost of goods sold in the period from January 1, 2004 through October 29, 2004. Partially offsetting these factors were additional costs related to purchase accounting adjustments which increased costs of goods sold by $15.6 million for the period from October 30, 2004 through December 31, 2004, and an additional $2.1 million reserve for obsolete and slow moving inventory recognized in the period from January 1, 2004 through October 29, 2004, which was sold for scrap in the same period.
      Gross profit. Gross profit was 25.2% for the period from October 30, 2004 through December 31, 2004 and 24.8% for the period from January 1, 2004 through October 29, 2004 compared to 15.2% for the year ended December 31, 2003. The increase is attributable to the factors mentioned above.
      Selling and administrative expenses. Selling and administrative expenses of $21.5 million and $122.7 million, respectively, for the period from October 30, 2004 through December 31, 2004 and for the period from January 1, 2004 through October 29, 2004, decreased from $156.1 million in the year ended December 31, 2003 as a result of our efforts to streamline our administrative operations by reducing headcount and a reduction in third-party commissions due to decreased revenues. In addition, information technology costs allocated to selling and administrative expenses decreased in the period from October 30, 2004 through December 31, 2004 and the period from January 1, 2004 through October 29, 2004.
      Research and development expenses. Total research and development expenses were $1.0 million for the period from October 30, 2004 through December 31, 2004 and $5.7 million for the period from January 1, 2004 through October 29, 2004 compared to $8.1 million for the year ended December 31, 2003. This decrease was due to the allocation of resources to production jobs due to the increased incoming order activity during 2004.
      Write-off of purchased in-process research and development assets. As a result of the transactions, we wrote off $1.8 million of purchased in-process research and development assets in the period from October 30, 2004 through December 31, 2004. This write-off was a one-time event and is not comparable to past or future periods.
      Operating income. Operating income for the period from October 30, 2004 through December 31, 2004 and for the period from January 1, 2004 through October 29, 2004 increased as a percentage of revenues to 13.0% and 6.9%, respectively, compared to 2.9% the year ended December 31, 2003. The increase is primarily attributable to the factors contributing to the increased gross margin and decreased selling and administrative expenses, as discussed above.
      Interest income (expense), net. Net interest income (expense) was $(9.7) million for the period from October 30, 2004 through December 31, 2004 and $3.1 million for the period from January 1, 2004 through October 29, 2004 compared to $1.9 million for the year ended December 31, 2003. Interest expense of $10.0 million was incurred for the period from October 30, 2004 through December 31, 2004 on the outstanding principal of the senior secured credit facility and long-term debt. Interest income of $5.2 million and $4.8 million for the period from January 1, 2004 through October 29, 2004 and the year ended December 31, 2003, respectively, was earned on loans to the predecessor parent company, which was offset by interest expense on outstanding loans.
      Other income (expense), net. Other income (expense), net was $(1.8) million for the period from October 30, 2004 through December 31, 2004, $1.9 million for the period from January 1, 2004 through October 29, 2004, and $(9.2) million for the year ended December 31, 2003. The decrease in expense for the two periods in 2004 was primarily the result of $2.8 million of casualty losses in 2003 (which did not occur in 2004), related to a fire at a warehouse in Nigeria, and lower currency losses for the period from October 30, 2004 through December 31, 2004 and a currency gain for the period from January 1, 2004 through October 29, 2004.

      The following table depicts the components of other income (expense), net for the periods presented.

	Predecessor		Successor

	Year Ended	Period from	Period from
	December 31,	January 1 through	October 30 through
	2003	October 29, 2004	December 31, 2004

	(Dollars in millions)
Foreign currency gains (losses)	$(4.4)	$2.1	$(1.0)
Equity earnings	(0.1)	(1.0)	0.2
Casualty losses	(2.8)	—	—
New York State Grant	(1.3)	—	—
All other	(0.6)	0.8	(1.0)

Total other income (expense), net	$(9.2)	$1.9	$(1.8)

      Provision for income taxes. The provision for income taxes was $7.3 million for the period from October 30, 2004 through December 31, 2004, $11.9 million for the period from January 1, 2004 through October 29, 2004, and $11.4 million for the year ended December 31, 2003, resulting in an effective rate of 50.2%, 22.1% and 36.0%, respectively. For the period from October 30, 2004 through December 31, 2004, the effective tax rate of 50.2% differed from the statutory U.S. rate of 35% primarily due to the valuation allowance recorded by U.S. operations, the extraterritorial income exclusion available in the U.S. for export sales, state and local income taxes and foreign tax rate differences. For the period from January 1, 2004 through October 29, 2004 and the year ended December 31, 2003, the effective tax rate differed from the statutory U.S. rate of 35% primarily due to partnership income or loss not taxed, foreign tax rate differences, and changes in the valuation allowance recorded by certain foreign operations. The change in the effective tax rate was primarily due to the relationship of nontaxable partnership income or loss to total income in each period.
      Bookings and backlog. Bookings represent orders placed during the period, whether or not filled. Backlog as of any date represents the number of orders left unfilled as of that date. Bookings during the year ended December 31, 2004 were $1,119.2 million, 24.2% above bookings for the year ended December 31, 2003, and backlog at December 31, 2004 was $637.6 million compared to $419.9 million at December 31, 2003, a 51.8% increase. The bookings increase was seen in revenue components and was driven by strong oil and gas market activity.

Segment Information
      The following table presents selected historical financial information regarding both of our segments for the period from October 30, 2004 through December 31, 2004, for the period from January 1, 2004 through October 29, 2004 and for the year ended December 31, 2003. Amounts are also presented as a percentage of total revenues.

	Predecessor				Successor

			Period from		Period from
			January 1		October 30
	Year Ended		through		through
	December 31,		October 29,		December 31,
	2003		2004		2004

	(Dollars in millions)
Revenues
New units	$793.0	59.4%	$267.7	37.4%	$77.6	38.8%
Aftermarket parts and services	542.4	40.6%	447.8	62.6%	122.3	61.2%

Total revenues	$1,335.4	100.0%	$715.5	100.0%	$199.9	100.0%

Gross profit
New units	$39.4		$32.3		$9.8
Aftermarket parts and services	163.9		145.2		40.5

Total gross profit	$203.3		$177.5		$50.3

Operating income (loss)
New units	$(11.4)		$(0.5)		$3.6
Aftermarket parts and services	98.1		85.0		30.6
Unallocated corporate expense	(47.6)		(35.4)		(8.2)

Total operating income	$39.1		$49.1		$26.0

Bookings
New units	$388.5		$415.8		$121.1
Aftermarket parts and services	512.5		485.4		96.9

Total bookings	$901.0		$901.2		$218.0

Backlog — ending
New units	$287.7		$439.7		$489.3
Aftermarket parts and services	132.2		173.7		148.3

Total backlog	$419.9		$613.4		$637.6

New Units
      Revenues. Revenues in the new units segment were $77.6 million, $267.7 million and $793.0 million for the period from October 30, 2004 through December 31, 2004, for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, respectively, and were 38.8%, 37.4% and 59.4%, respectively, as a percentage of total revenues. The decreases in revenues as a percentage of total revenues for the two periods in 2004 were primarily due to (1) our decision to start charging customers a margin on buyouts, resulting in certain customers purchasing such equipment directly; this led to reduction in buyout revenue of $12.4 million in the period from October 30, 2004 through December 31, 2004, and $55.4 million in the period from January 1, 2004 through October 29, 2004, from $263.8 million for the year ended December 31, 2003, and (2) revenue decreases in other new units sold totaling $251.7 million due to an unusually high level of orders shipped in the prior year, which was in part due to the large backlog of orders at the end of 2002. This backlog consisted of large orders for North Sea and Gulf of Mexico projects as well as large orders for the U.S. Government which were shipped in 2003. The invoicing of these projects in 2003 created a low backlog at the end of 2003, a 48% reduction from 2002, thereby reducing shipments in 2004. The shipments of orders is largely dependent on the timing of the completion of the order, and therefore this volume decrease in new units revenues in 2004 is not necessarily indicative of future trends. Additionally, the oil and gas industry can be cyclical with regard to sales of units caused by the price of oil and the buying cycles of our larger clients for major projects. Invoicings in any given year are typically highly dependent on the beginning of the year backlog. See “Bookings and backlog” discussions below for current trends.

      Gross profit. Gross profit for new units as a percentage of new unit segment revenues increased to 12.6% for the period from October 30, 2004 through December 31, 2004 and to 12.1% for the period from January 1, 2004 through October 29, 2004 from 5.0% for the year ended December 31, 2003. This improvement was primarily due to the two factors discussed above. First, we began charging customers a margin on third-party equipment referred to as buyouts. Second, manufacturing efficiencies were achieved through productivity initiatives, workforce and capacity rationalization efforts including a reduction in headcount and cost reductions in supply chain management.
      Operating income. Operating income (loss) was $3.6 million, $(0.5) million and $(11.4) million for the period from October 30, 2004 through December 31, 2004, for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, respectively. As a percentage of segment revenues, operating income (loss) improved compared to the year ended December 31, 2003 primarily due to the increase in the gross profit percentage over 2003 and was partially offset by higher selling and administrative expenses as a percentage of revenues for the period from January 1, 2004 through October 29, 2004. Selling and administrative expenses increased as a percentage of revenues due to the decline in revenues.
      Bookings and backlog. Bookings for the twelve months ended December 31, 2004 were $536.9 million, 38.2% above the bookings in 2003, and backlog at December 31, 2004 was $489.3 million, or 70.1% above the backlog at December 31, 2003. As previously mentioned, bookings were favorably impacted by the strong oil and gas market. This fact, coupled with the low invoicings level during 2004, resulted in a large increase in backlog.

Aftermarket Parts & Services
      Revenues. Revenues were $122.3 million, $447.8 million and $542.4 million for the period from October 30, 2004 through December 31, 2004, for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, respectively, and were 61.2%, 62.6% and 40.6%, respectively, as a percentage of total revenues. Total combined revenues in 2004 increased by $27.7 million, or 5.1%, from $542.4 million for the year ended December 31, 2003 primarily due to an increase in parts sales, which accounted for $24.2 million of the increase. Services revenue increased slightly by $3.6 million; however, after discounting the affect of the $20.2 million turn-key project in 2003 (see 2003 compared to 2002 below), services increased approximately 12.6%. This segment’s revenues are primarily generated through the large installed base of equipment worldwide and, therefore, are not subject to the fluctuations in volume to the same extent as the new units segment, which is dependent on new projects from major oil and gas clients. The increase in revenues was driven by a combination of factors including (i) annual price increases; (ii) proactive marketing of new aftermarket solutions; and (iii) improved on-line delivery performance and reduced lead times to delivery.
      Gross profit. Gross profit as a percentage of aftermarket parts and services segment revenues increased to 33.1% for the period from October 30, 2004 through December 31, 2004 and to 32.4% for the period from January 1, 2004 through October 29, 2004, from 30.2% for the year ended December 31, 2003, as a result of the increase in sales volume and the improvement in gross margins partially achieved through price increases, and due to a more favorable product mix (as parts has a greater margin than services), the price realizations mentioned above and the headcount reductions previously discussed.
      Operating income. Operating income was $30.5 million, $85.0 million and $98.1 million for the period from October 30, 2004 through December 31, 2004, for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, respectively. Operating income as a percentage of aftermarket parts and services segment revenues increased to 24.9% for the period from October 30, 2004 through December 31, 2004 and to 19.0% for the period from January 1, 2004 through October 29, 2004 from 18.1% for the year ended December 31, 2003 due to improvements in gross profit in both periods in 2004, in addition to reduced selling and administrative expenses. The majority of selling and administrative expenses are fixed and, as revenue decreases, the expenses increase as a percentage of revenue.
      Bookings and backlog. Bookings during the twelve months ended December 31, 2004 were $582.3 million, 13.6% above bookings for the same period in 2003, and backlog at December 31, 2004 was $148.3 million, or 12.2% above the backlog at December 31, 2003. This increase in bookings in 2004 was a result of our increased emphasis on aftermarket parts and services sales and the impact of economic and political unrest in Nigeria, Venezuela and the Middle East, which depressed bookings in this segment in the 2003 period. During 2004, the spare parts business in Venezuela and the Middle East returned to normal levels. Civil unrest continues to depress the repairs business in Nigeria.

Liquidity and Capital Resources
      Historically, our primary source of cash has been from operations. Prior to the closing of the transactions, our Predecessor participated in Ingersoll-Rand’s centralized treasury management system whereby, in certain countries, our Predecessor’s cash receipts were remitted to Ingersoll-Rand and Ingersoll-Rand funded our Predecessor’s cash disbursements. Our Predecessor’s primary cash disbursements were for capital expenditures and working capital. Following the consummation of the transactions, we initially relied upon a transition services agreement with Ingersoll-Rand to provide these services until we could establish our own cash management system. As of April 2, 2005, we were no longer reliant upon Ingersoll-Rand for any cash management services.
      Net cash provided by operating activities for year ended December 31, 2005, was $212.4 million, compared to $17.4 million for the period from October 30 through December 31, 2004 (Successor) and $57.7 million for the period January 1 through October 29, 2004 (Predecessor). The improved net cash provided by operating activities for 2005 was mainly from profitable operations, which included non-cash charges for higher depreciation and amortization due to purchase accounting being applied to the Acquisition, a reduction in inventories and an increase in customer advance payments. Depreciation and amortization was $61.4 million for the year ended December 31, 2005, compared to $16.3 million for the period from October 30 through December 31, 2004 and $22.7 million for the period from January 1 through October 29, 2004. Inventories-net declined $28.7 million and customer advance payments increased $49.9 million from December 31, 2004, a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. The change over the periods in other assets and liabilities is primarily attributable to accrued interest on new debt and other accruals and prepayments related to being a stand-alone company compared to being a division of Ingersoll-Rand.
      Net cash flow used by investing activities for the year ended December 31, 2005 was $59.5 million. Capital expenditures for the year ended December 31, 2005, were $15.5 million. We sold our investment in a partially owned entity in the first quarter of 2005 for $10 million. For the period from October 30, 2004 through December 31, 2004, and the period from January 1, 2004 through October 29, 2004, net cash flows used in investing activities were $1,126.9 million and $4.9 million, respectively, partly as a result of capital expenditures of $1.8 million and $7.7, respectively. The cost of the Acquisition was $1,125.1 million in the period from October 30, 2004 through December 31, 2004.
      On September 8, 2005, we acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems (TES). TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES is approximately $54.6 million, net of $4.0 million cash acquired. We have preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as follows:

(Dollars in millions)
Accounts receivable	$12.5
Inventory — net	7.7
Prepaid expenses and other current assets	0.5

Total current assets	20.7
Property, plant and equipment, net	19.8
Intangible assets and goodwill	25.5

Total assets acquired	66.0

Accounts payable and accruals	9.4
Other liabilities	2.0

Total liabilities assumed	11.4

Cash paid — net	$54.6

      The above amounts are estimates as final appraisals and other required information to determine final cost and assign fair values have not been received. Also, on February 22, 2006, we announced a restructuring of certain operations to obtain appropriate synergies in the combined steam turbine business. Such plan includes ceasing manufacturing operations at our Millbury, Massachusetts, facility and shifting production to our other facilities around the world, maintaining a commercial and technology center in Millbury, implementing a new competitive labor agreement at our Wellsville, New York, facility and rationalizing product offerings, distribution and sales channels. Accordingly, the above amounts will be revised when all required information is obtained and the restructuring plan is finalized which is expected to be accomplished during the first half of 2006. The initial estimate of the costs related to ceasing manufacturing operations at the Millbury facility is included in other liabilities. Pro forma financial information, assuming that TES had been acquired at the beginning of each period for which an income statement is presented, has not been presented because the effect on our results for these periods was not considered material. TES results have been included in our financial results since September 8, 2005, and were not material to the results of operations for the year ended December 31, 2005.
      During 2005, we purchased the other 50% of our Multiphase Power and Processing Technologies (MppT) joint venture for a payment of $200,000 and an agreement to pay $300,000 on April 1, 2006, and $425,000 on April 1, 2007. The net present value of the total consideration is $876,000, bringing our total investment in MppT to $2.9 million at the date of purchase. MppT owns patents and technology for inline, compact, gas-liquid scrubbers. We also acquired certain technology for $200,000.
      Net cash used by financing activities was $160.1 million for the year ended December 31, 2005, related primarily to our initial public offering and payments on long-term debt and dividends. For the period from October 30 through December 31, 2004, net cash flow provided by financing activities was $1,217.6 million, $420.0 million of which was from the proceeds of the senior subordinated notes, $395.0 million from the senior secured credit facility, and $437.1 million of which was from proceeds from the issuance of common stock. Net cash used in financing activities of $52.0 million for the period January 1, 2005 though October 29, 2005, related primarily to the impact of the net change in intercompany accounts with Ingersoll-Rand.
      On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of approximately $608.9 million. On September 12, 2005, we used approximately $55.0 million of the net proceeds to redeem $50.0 million face value amount of our senior subordinated notes due 2014, including the payment of $3.7 million applicable redemption premium and $1.3 million accrued interest to the redemption date. Our board of directors approved the payment of a dividend on August 11, 2005, of the remaining net proceeds, excluding certain costs, of approximately $557.7 million ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve and certain members of senior management. In addition, we paid $211.2 million in long-term debt and $1.6 million in short-term debt during 2005.
      During 2005, we increased the availability under the revolving credit portion of our senior credit facility from $300 million to $350 million. As of December 31, 2005, we had a cash balance of $98.0 million and the ability to borrow $168.8 million under our $350 million senior secured revolving credit facility, as $181.2 million was used for outstanding letters of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
      Net cash flows provided by operating activities were $17.4 million, $57.7 million, and $51.0 million for the period from October 30, 2004 through December 31, 2004, the period from January 1, 2004 through October 29, 2004 and the year ended December 31, 2003, respectively, mainly due to profitable results of operations and changes in working capital. Changes in working capital were primarily affected by accounts receivable, inventories, predecessor affiliated loans and receivables, customer advance payments, and accounts payable and accrued liabilities.
      Accounts receivable increased $23.5 million to $265.5 million at December 31, 2004 from $242.0 million at December 31, 2003 primarily due to pension and other receivables from Ingersoll-Rand of $32.9 million recorded as a result of the transactions. The offsetting decrease in accounts receivable is primarily due to lower revenues in the fourth quarter of 2004 compared to 2003 for the Norway operations, and due to a reduction in the year-end accounts receivable balance for Nigeria. Inventories increased by $42.5 million, or 31.9%, to $175.9 million at December 31, 2004 compared to $133.4 million at December 31, 2003 for the following reasons: (1) finished goods and work-in-progress inventories on hand at year-end were $209.2 million at December 31, 2004 compared to $142.1 million at December 31, 2003, an increase of $67.1 million, or 47.2%, primarily due to the large increase in backlog; and (2) raw materials inventories decreased $6.6 million as a result of our continued efforts to reduce slow moving inventories and dispose of obsolete inventories. Loans and receivables due from Ingersoll-Rand of $228.2 million and loans payable to Ingersoll-Rand of $14.8 million at December 31, 2003 were extinguished as a result of the transactions. Accounts payable and accruals decreased $20.6 million from December 31, 2003 to December 31, 2004, primarily due to the retention by Ingersoll-Rand of a portion of the liability for post retirement benefits for those employees who were retired and retirement-eligible employees.

      For the period from October 30, 2004 through December 31, 2004, the period from January 1, 2004 through October 29, 2004 and the year ended December 31, 2003, net cash flows used in investing activities were $1,126.9 million, $4.9 million, and $7.1 million, respectively, partly as a result of capital expenditures of $1.8 million, $7.7 million and $7.6 million, respectively. The cost of the acquisition was $1,125.1 million in the period from October 30, 2004 through December 31, 2004.
      For the period from October 30 through December 31, 2004, net cash flow provided by financing activities was $1,217.6 million, $420.0 million of which was from the proceeds of the senior subordinated notes, $395.0 million of which was from senior secured credit facilities, and $437.1 million of which was from proceeds from the issuance of common units and common stock. For the period from January 1 through October 29, 2004 and the year ended December 31, 2003, net cash flows used in financing activities were $52.0 million and $63.5 million, respectively, primarily relating to the impact of the net change in intercompany accounts with Ingersoll-Rand. Additionally, dividends of $5.1 million were paid in the period from January 1 through October 29, 2004.
      Our Predecessor had approximately $44.3 million of cash on the closing date, subject to closing adjustments. Our primary cash uses will be to fund principal and interest payments on our debt, and for working capital and capital expenditures. We expect to fund these cash needs with operating cash flow and borrowings under the revolving credit portion of our senior secured credit facility.
      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We are currently not aware of any significant restrictions on the ability of the Company’s subsidiaries to distribute cash to the Company. As of December 31, 2005, we had cash of $98.0 million, working capital, including cash, of $156.2 million, and the ability to borrow approximately $168.8 million. From time to time based on market conditions, we may repurchase a portion of the senior subordinated notes at market prices which may result in purchase prices in excess of par. Although we cannot assure you that we will continue to generate comparable levels of cash and working capital from operations, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
Contractual Obligations
      The following is a summary of our significant future contractual obligations by year as of December 31, 2005:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long-term debt obligations	$598,023	$—	$—	$—	$598,023
Operating lease obligations	6,670	1,696	4,248	726	—
Loans payable	114	0	114	—	—
License agreement	3,556	444	889	889	1,334

Total	$608,363	$2,140	$5,251	$1,615	$599,357

      Future expected obligations under our pension and postretirement benefit plans have not been included in the above contractual obligations table. We anticipate funding the plans in 2006 in accordance with contributions required by funding regulations or laws of each jurisdiction. We currently project to contribute approximately $9.2 million to defined benefit pension plans worldwide in 2006. Our postretirement benefit plans, excluding pensions, are not required to be funded in advance and are principally funded on a pay-as-you-go basis. We currently project to make payments, net of plan participants’ contributions and Medicare Part D Subsidy, of approximately $.08 million in 2006 for postretirement benefits.

Critical Accounting Policies
      The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what we believe are the critical accounting policies and methods we use:

•	Revenue recognition — We use the completed contract method for recognizing revenue for our long-term contracts. This method recognizes revenue when the contract is substantially completed as opposed to the percentage-of-completion method which recognizes revenue as the contract progresses. If we use the percentage-of-completion method to recognize revenue, revenue would be recognized in periods prior to substantial completion of the contract.

The completed contract method requires the use of estimates as to the future costs that will be incurred related to the contract. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers.

•	Inventories — We purchase materials for the manufacture of components for use in our contracts and for use by our aftermarket parts and services business. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; existing and projected contracts to produce certain items; and the estimated needs for our aftermarkets parts and services business. We value our inventory at the lower of cost or market value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories as necessary.

•	Employee benefit plans — We provide a range of benefits to employees and retired employees, including pensions, postretirement, postemployment and health care benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health care cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on then current rates and trends if appropriate to do so. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. The discount rate is established and based primarily on the yields of high quality fixed-income investments available and expected to be available during the period to maturity of the pension and postretirement benefits. We also review the yields reported by Moody’s on AA corporate bonds as of the measurement date. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. We review each plan and its returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. At the end of 2002, we believed a revision to our long-term expectations for returns was necessary based upon the market performance experienced in 2001 and 2002. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects for the year ended December 31, 2005, and at December 31, 2005, respectively:

	1% Increase	1% Decrease

	(In thousands of dollars)
Effect on total service and interest cost components	$1,000	$(800)
Effect of postretirement benefit obligations	$10,900	$(8,700)

•	Commitments and contingencies — We are involved in various litigations, claims and administrative proceedings, including environmental matters, arising in the normal course of business. We have recorded reserves in the financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve. We provide for environmental reserves when, in conjunction with our internal and external counsel, we determine that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when we first record a liability for a particular site. Factors that affect the recorded amount of the liability in future years include: our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation. We have property and casualty insurance to cover such liabilities, but there is no guarantee that the coverage will be sufficient.

We have accrued liabilities for product liability claims, including workers’ compensation matters and product warranty issues. We have recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve. We believe our estimated reserves are reasonable. If the level of claims changes or if the cost to provide the benefits related to these claims should change, our estimate of the underlying liability may change.

•	Goodwill and other intangible assets — We have significant goodwill and other intangible assets on our balance sheet. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangible assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. These estimated fair market values are based on estimates of future cash flows of our businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by our businesses; the development of new products and services by our businesses and the underlying cost of development; the future cost structure of our businesses; and future technological changes. Our goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

      The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.
New Accounting Standards
      In December 2004, the FASB released SFAS No. 123R, “Share-Based Payment,” that is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company elected to early adopt the provisions of SFAS No. 123R as of October 30, 2004. The Company recognized compensation cost in relation to share-based compensation arrangements of $4.1 million for the year ended December 31, 2005, and $75,000 for the period from October 30, 2004 through December 31, 2004.
      In May 2004, the FASB released Staff Position No. 106-2 (FSP FAS 106-2) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act).” The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations. The Predecessor adopted FSP FAS 106-2 as of April 1, 2004, the beginning of its second quarter. The Predecessor and its actuarial advisors determined that most benefits provided by its plan were at least actuarially equivalent to Medicare Part D. The Predecessor re-measured the effects of the Act on the accumulated projected benefit obligation as of April 1, 2004. The effect of the federal subsidy to which the Company was entitled was accounted for as an actuarial gain of $13.7 million in April 2004. The subsidy had no effect on postretirement expense for 2003. The Successor continued this accounting.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact to the Company’s financial reporting and disclosures.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial reporting and disclosures.
      In March 2005, the FASB issued Interpretation No. 47, an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective for our December 31, 2005, financial statements.
      Interpretation No. 47 requires the Company, for example, to record an asset retirement obligation for plant site restoration and reclamation costs upon retirement and asbestos reclamation costs upon retirement of the related equipment if the fair value of the retirement obligation can be reasonably estimated. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement as potential methods of settlement and, (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.
      In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Net foreign currency losses (gains) were $2.2 million for the year ended December 31, 2005, compared to $1.0 million, $(2.1) million, and $4.4 million for the periods from October 30, 2004 through December 31, 2004, and January 1, 2004 through October 29, 2004, and the year ended December 31, 2003, respectively.
      We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
      We have interest rate risk related to the term loan portion of our senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the effect of increasing interest expense by $2.3 million annually (based on the outstanding principal balance at December 31, 2005).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under “Part IV, Item 15, Exhibits and Financial Statement Schedules” and are set forth on pages F-1 through F-48 immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2005. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weakness described below, we believe our consolidated financial statements included in this annual report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
      In preparing our Exchange Act filings, including this Annual Report on Form 10-K, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.
Material Weaknesses in Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have previously disclosed in our filings with the SEC that we have identified significant deficiencies which, when taken in the aggregate, amount to material weaknesses in internal control over financial reporting. We believe that many of these are attributable to our transition from a subsidiary of a multinational company to a standalone entity. In connection with the preparation of our 2005 consolidated financial statements and our assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2005 to be included in this, our first Annual Report on Form 10-K to be filed under the Exchange Act, we identified the following specific control deficiencies, which represent material weaknesses in our internal control over financial reporting as of December 31, 2005:

1. We did not have an effective control environment because of the following material weaknesses.

a) We did not have a sufficient complement of personnel to have an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, we did not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of GAAP commensurate with our financial reporting requirements.

b) We did not have an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having appropriate controls designed and in place or not achieving operating effectiveness over systems development, software change management, computer operations and security, which are referred to as “information technology general controls.” Additionally, we lacked a sufficient complement of personnel with a level of knowledge and experience to have an appropriate information technology organizational structure.

The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. These control environment material weaknesses contributed to the material weaknesses discussed in 2 and 3 below.

2. We did not have effective controls over certain of our accounts and disclosures because of the following material weaknesses.

a) We did not have effective controls over the preparation and review of the interim and annual consolidated financial statements and disclosures. Specifically, effective controls were not designed and in place over the process related to identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures including the required guarantor subsidiary financial statement disclosures as required by Rule 3-10 of Regulation S-X. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements.

b) We did not have effective controls over the completeness and accuracy of foreign currency translations related to our foreign affiliates. Specifically, our controls over the translation of the step-up basis in property, plant and equipment recorded as a result of the acquisition of certain foreign subsidiaries and the related cumulative translation adjustment were not effectively designed to ensure that the translated amounts were determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements.

c) We did not have effective controls over the valuation of accounts receivable. Specifically, effective controls were not in place to ensure the proper determination and review of the allowance for doubtful accounts.

d) We did not have effective controls over the valuation of inventory. Specifically, effective controls were not designed and in place to ensure the proper determination and review of the obsolete and slow-moving inventory reserve at period-end.

e) We did not have effective controls over the timely preparation, review and approval of certain account analyses and reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules and underlying data supporting account reconciliations prepared for certain accounts related to accounts receivable, payroll, inventory, property, plant and equipment and accruals. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements.

f) We did not have effective controls over intercompany accounts. Specifically, we did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements.

g) We did not have effective controls over revenue recognition. Specifically, our controls were not adequate to ensure the completeness and accuracy of revenues recorded for contracts with non-standard terms and conditions. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements.

3. We did not design or have effective controls over segregation of duties, including access to financial applications and data. Specifically, certain financial accounting and information technology personnel had unrestricted and unmonitored access to critical financial applications and data, which are significant to the financial statements, and that could lead to the creation, approval or processing of financial transactions, changes to financial data or changes to application controls and processing, without appropriate review and authorization.
      Additionally, these control deficiencies could result in a misstatement of substantially all accounts and disclosures which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected.
Remediation of Material Weaknesses
      As discussed above, management has identified certain material weaknesses that exist in our internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting. During the fourth quarter of 2005, we hired additional accounting personnel, began improving our documentation of worldwide accounting policies and procedures, pushed down purchase accounting entries and other entries previously recorded in consolidation to the appropriate reporting unit and established a general ledger for Dresser-Rand Group Inc.
      While we have taken certain actions to address the material weaknesses identified, additional measures will be necessary and these measures, along with other measures we expect to take to improve our internal control over financial reporting, may not be sufficient to address the material weaknesses identified to provide reasonable assurance that our internal control over financial reporting is effective. In addition, we may in the future identify additional material weaknesses in our internal control over financial reporting.
      Beginning with the year ending December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to audit and report on our assessment of and the effectiveness of our internal control over financial reporting. We have substantial effort ahead of us to complete the documentation and testing of our internal control over financial reporting and remediate any additional material weaknesses identified during that activity. Accordingly, we may not be able to complete the required management assessment by our reporting deadline. An inability to complete this assessment would result in receiving something other than an unqualified report from our auditors with respect to our internal control over financial reporting. In addition, if material weaknesses are not remediated, we would not be able to conclude that our internal control over financial reporting was effective, which would result in the inability of our external auditors to deliver an unqualified report on our internal control over financial reporting.
Change in Internal Control Over Financial Reporting
      Except for the changes described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The sections of our 2006 Proxy Statement entitled “Nominees for Directors”, “The Board of Directors and its Committees” and “Code of Business Conduct” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The sections of our 2006 Proxy Statement entitled “Director Compensation”, “Executive Compensation and Related Information”, “Certain Related Party Transactions” and “Stock Ownership” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The section of our 2006 Proxy Statement entitled “Executive Compensation and Related Information” and “Stock Ownership” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The section of our 2006 Proxy Statement entitled “Certain Related Party Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The section of our 2006 Proxy Statement entitled “Fees of Independent Certified Public Accountants” is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a) Documents filed as part of this Form 10-K:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-3
Consolidated Financial Statements and Predecessor Combined Financial Statements
	Consolidated Statement of Operations (Successor) for the year ended December 31, 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Operations (Predecessor) for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003	F-4
	Consolidated Balance Sheet (Successor) at December 31, 2005 and 2004	F-5
	Consolidated Statement of Cash Flows (Successor) for the year ended December 31, 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003	F-6
	Consolidated Statement of Changes in Stockholders’ Equity (Successor) for the year ended December 31, 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Changes in Ingersoll-Rand Company Limited Partnership Interest (Predecessor) for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003	F-7
	Notes to Consolidated and Combined Financial Statements	F-8 to F-48

(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the year ended December 31, 2003, the period from January 1, 2004 through October 29, 2004, the period from October 30, 2004 through December 31, 2004, and the year ended December 31, 2004.
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

(3)	Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc.
3.2(a)	Amended and Restated By-Laws of Dresser-Rand Group Inc.
4.1(a)	Form of certificate of Dresser-Rand Group Inc. common stock

4.2(a)	Indenture dated as of October 29, 2004 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee
4.3(b)	First Supplemental Indenture, dated as of December 22, 2005 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee
4.4(a)	Registration Rights Agreement, dated as of October 29, 2004, among Dresser-Rand Group Inc., Dresser-Rand LLC, Dresser-Rand Company, Dresser-Rand Power LLC, Dresser-Rand Global Services, LLC and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Natexis Bleichroeder Inc., Sovereign Securities Corporation, LLC and Daiwa Securities America Inc. as representatives of the placement agents
10.1(a)	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited
10.2(a)	Credit Agreement dated as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., D-R Holdings (UK) LTD, D-R Holdings S.A.S., the lenders party thereto, Citicorp North America, Inc. as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, each as co-syndication agent, Citigroup Global Markets Inc., Morgan Stanley Senior Fundings, Inc. and UBS Securities LLC, as joint lead arrangers and joint book managers and Bear Stearns Corporate Lending Inc. and Natexis Banques Populaires as co-documentation agents
10.3(a)	Amendment No. 1 and Consent to the Credit Agreement, dated as of January 4, 2005, among D-R Interholding, LLC, Dresser-Rand Group Inc., D-R Holdings (UK) Limited, D-R Holdings (France) S.A.S. and the lenders party thereto
10.4(a)	Form of Amendment No. 2 and Consent to the Credit Agreement and Amendment No. 1 to the Domestic Guarantee and Collateral Agreement among D-R Interholding, LLC, Dresser Rand Group Inc., D-R Holdings (UK) Limited, D-R Holdings (France) S.A.S. and the lenders party thereto
10.5(c)	Commitment Increase Supplement dated as of August 26, 2005, to the Credit Agreement dated as of October 29, 2004, among Dresser-Rand Group Inc., the Foreign Borrowers party thereto from time to time, the lenders party thereto, Citicorp North America, Inc. as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, each as co-syndication agent, Citigroup Global Markets Inc., Morgan Stanley Senior Fundings, Inc. and UBS Securities LLC, as joint lead arrangers and joint book managers, and Natexis Banques Populaires and Bear Stearns Corporate Lending Inc., as co-documentation agents
10.6(a)	Domestic Guarantee and Collateral Agreement, dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent
10.7(b)	Supplement No. 1 dated as of December 22, 2005, to the Domestic Guarantee and Collateral Agreement dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent
10.8(a)	Supply Agreement, dated October 31, 2004, by and between Dresser-Rand Company and Ingersoll-Rand Company
10.9(a)	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc.
10.10(a)	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company
10.11(a)	Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of October 29, 2004
10.12(a)	Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of June 24, 2005
10.13(a)	Employment Agreement, dated October 27, 2004, by and among Vincent R. Volpe, Dresser-Rand Holdings, LLC and Dresser-Rand Group Inc.
10.14(a)	Employment Agreement, dated July 25, 1990, by and between Jean-Francois Chevrier and Dresser-Rand S.A.
10.15(a)	Amended and Restated Stockholder Agreement, effective as of July 15, 2005, by and among Dresser-Rand Group Inc., D-R Interholding, LLC, Dresser-Rand Holdings, LLC and certain management employees, together with any other stockholder who may be made party to this agreement
10.16(a)	Dresser-Rand Group Inc. Stock Incentive Plan

10.17(a)	Dresser-Rand Group Inc. 2005 Stock Incentive Plan
10.18(a)	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan
10.19(a)	Form of Subscription Agreement
10.20(a)	Form of Management Stock Subscription Agreement
10.21(a)	Annual Incentive Plan
10.22(d)	Form of Indemnification Agreement
10.23(e)	Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett
10.24(e)	Performance Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett
10.25(e)	Restricted Shares Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett
21.1(e)	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney (included in signature page of this Form 10-K)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(a)	Incorporated by reference to the Registration Statement on Form S-1 of Dresser-Rand Group Inc. (File No. 333-124963)

(b)	Incorporated by reference to the Registration Statement on Form S-4 of Dresser-Rand Group Inc. filed with the SEC on January 23, 2006

(c)	Incorporated by reference to the Quarterly Report on Form 10-Q of Dresser-Rand Group Inc. filed with the SEC on November 14, 2005

(d)	Incorporated by reference to the Current Report on Form 8-K of Dresser-Rand Group Inc. filed with the SEC on December 9, 2005

(e)	Incorporated by reference to the Registration Statement on Form S-1 of Dresser-Rand Group Inc. (File No. 333-131300)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Olean, State of New York, on April 4, 2006.

DRESSER-RAND GROUP INC.

By:	/s/ VINCENT R. VOLPE, JR.

Name: Vincent R. Volpe Jr.

Title:	President, Chief Executive

Officer and Director
      Each person whose signature appears below authorizes Lonnie A. Arnett and Randy D. Rinicella and each of them, as his attorney-in-fact and agent, with full power of substitution and resubstitution, to execute, in his name and on his behalf, in any and all capacities, this Form 10-K and any and all amendments thereto necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in respect thereof, which amendments may make such changes in such Form 10-K as such attorney-in-fact may deem appropriate, and with full power and authority to perform and do any and all acts and things, whatsoever which any such attorney-in-fact or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above-described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney-in-fact or substitute.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	April 4, 2006

/s/ LEONARD M. ANTHONY Leonard M. Anthony	Executive Vice President and Chief Financial Officer	April 4, 2006

/s/ LONNIE A. ARNETT Lonnie A. Arnett	Vice President, Controller and Chief Accounting Officer	April 4, 2006

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	April 4, 2006

/s/ THOMAS J. SIKORSKI Thomas J. Sikorski	Director	April 4, 2006

/s/ MARK A. MCCOMISKEY Mark A. McComiskey	Director	April 4, 2006

/s/ KENNETH W. MOORE Kenneth W. Moore	Director	April 4, 2006

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	April 4, 2006

/s/ PHILIP R. ROTH Philip R. Roth	Director	April 4, 2006

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	April 4, 2006

DRESSER-RAND GROUP INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) AND COMBINED FINANCIAL STATEMENTS (PREDECESSOR)

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Financial Statements and Predecessor Combined Financial Statements
 Consolidated Statement of Operations (Successor) for the year ended December 31, 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Operations (Predecessor) for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003
F-4
Consolidated Balance Sheet (Successor) at December 31, 2005 and 2004	F-5
 Consolidated Statement of Cash Flows (Successor) for the year ended December 31, 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003
F-6
 Consolidated Statement of Changes in Stockholders’ Equity (Successor) for the year ended December 31, 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Changes in Ingersoll-Rand Company Limited Partnership Interest (Predecessor) for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003
F-7
Notes to Consolidated and Combined Financial Statements	F-8 to F-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of
Dresser-Rand Group Inc.
      In our opinion, the consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. (Successor) at December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the year ended December 31, 2005, and for the period from October 30, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005, and for the period from October 30, 2004 through December 31, 2004, listed in the index appearing under item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of
Dresser-Rand Group Inc.
      In our opinion, the combined statements of operations, changes in Ingersoll-Rand Company Limited partnership interest and cash flows present fairly, in all material respects, the combined results of Dresser-Rand Company’s (Predecessor), a wholly owned partnership of Ingersoll-Rand Company Limited, operations and cash flows for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, listed in the index appearing under item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
May 12, 2005, except as to the information contained in Note 26 for which the date is January 16, 2006

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS (SUCCESSOR)
AND COMBINED STATEMENTS OF OPERATIONS (PREDECESSOR)

	Successor		Predecessor

		Period from	Period from
		October 30	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars, except per share information)
Net sales of products	$974,679	$155,993	$544,794	$1,124,267
Net sales of services	232,236	43,914	167,689	207,975
Net sales to affiliates	—	—	1,845	1,439
Other operating revenue	1,288	—	1,167	1,669

Total revenues	1,208,203	199,907	715,495	1,335,350

Cost of products sold	749,678	117,991	411,665	971,893
Cost of services sold	171,286	31,573	125,088	159,236
Cost of products sold to affiliates	—	—	1,289	918

Total cost of products and services sold	920,964	149,564	538,042	1,132,047

Gross profit	287,239	50,343	177,453	203,303
Selling and administrative expenses	164,055	21,499	122,700	156,129
Research and development expenses	7,058	1,040	5,670	8,107
Write-off of purchased in-process research and development assets	—	1,800	—	—

Income from operations	116,126	26,004	49,083	39,067
Interest income (expense), net	(57,037)	(9,654)	3,156	1,938
Early redemption premium on debt	(3,688)	—	—	—
Other income (expense), net	(2,847)	(1,846)	1,882	(9,202)

Income before income taxes	52,554	14,504	54,121	31,803
Provision for income taxes	15,459	7,275	11,970	11,438

Net income	$37,095	$7,229	$42,151	$20,365

Net income per common share — basic and diluted	$0.56	$0.13

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET (SUCCESSOR)

	December 31,	December 31,
	2005	2004

	(In thousands of dollars)
Assets
Current assets
Cash and cash equivalents	$98,036	$111,500
Accounts receivable, less allowance for doubtful accounts of $8,649 and $14,569 at 2005 and 2004	268,831	265,479
Inventories, net	145,762	175,873
Prepaid expenses	25,887	14,256
Deferred income taxes, net	10,899	7,445

Total current assets	549,415	574,553
Investments in and advances to equity companies	—	12,448
Property, plant and equipment, net	228,671	226,764
Goodwill	393,300	423,330
Intangible assets, net	460,919	479,587
Other assets	25,566	34,392

Total assets	$1,657,871	$1,751,074

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$303,430	$271,275
Customer advance payments	84,695	38,661
Accrued income taxes payable	4,988	12,977
Loans payable	67	2,734
Current maturities of long-term debt	—	4,015

Total current liabilities	393,180	329,662
Deferred income taxes	22,586	27,287
Postemployment and other employee benefit liabilities	113,861	111,640
Long-term debt	598,137	816,664
Other noncurrent liabilities	15,447	12,924

Total liabilities	1,143,211	1,298,177

Commitments and contingencies (Notes 12, 14 through 20)
Stockholders’ Equity
Common stock, $0.01 par value, 250,000,000 and 101,200,000 shares authorized, 85,476,283 and 54,219,297 shares issued and outstanding, respectively	855	542
Additional paid-in capital	493,163	436,642
Retained earnings	44,324	7,229
Accumulated other comprehensive income (loss)	(23,682)	8,484

Total stockholders’ equity	514,660	452,897

Total liabilities and stockholders’ equity	$1,657,871	$1,751,074

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOW (SUCCESSOR) AND
COMBINED STATEMENTS OF CASH FLOW (PREDECESSOR)

	Successor		Predecessor

	Year Ended	Period from	Period from	Year Ended
	December 31,	October 30 through	January 1 through	December 31,
	2005	December 31, 2004	October 29, 2004	2003

	(In thousands of dollars)
Cash flows from operating activities
Net income	$37,095	$7,229	$42,151	$20,365
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	61,435	16,269	22,715	29,109
(Gain) loss on sale of property, plant and equipment	(10)		(1,031)	(31)
Amortization of debt financing costs	9,545	738	—	—
Employee stock compensation	4,076	75	—	—
Provision for losses on inventory	920	1,780	6,953	5,581
Write off of purchased in-process research and development assets	—	1,800	—	—
Minority interest, net of dividends	(513)	51	(1,247)	(110)
Equity in undistributed (earnings) losses	325	(194)	1,013	(1,150)
Deferred income taxes	(2,199)	(974)	633	(4,901)
Other	1,989	377	—	—
Working capital and other
Accounts receivable	(183)	(30,050)	54,213	(12,323)
Inventories	28,682	600	(37,818)	127,410
Accounts payable	20,310	4,664	(12,976)	(36,835)
Customer advances	49,904	8,461	11,048	(82,097)
Other	1,046	6,590	(27,925)	5,945

Net cash provided by operating activities	212,422	17,416	57,729	50,963

Cash flows from investing activities
Capital expenditures	(15,534)	(1,791)	(7,701)	(7,590)
Acquisitions	(54,970)	(1,125,148)
Proceeds from equity investment dispositions	10,000	—	—	—
Proceeds from sales of property, plant and equipment	1,021	—	1,757	560
(Increase) decrease in marketable securities	—	—	1,037	(59)

Net cash provided by (used in) investing activities	(59,483)	(1,126,939)	(4,907)	(7,089)

Cash flows from financing activities
Proceeds from short-term borrowings	—	—	—	462
Payments of short-term borrowings	(1,627)	—	(993)	—
Proceeds from long-term debt	—	815,033	43	—
Cash paid for debt issuance costs	—	(33,498)	—	—
Proceeds from revolver	—	5,000	—	—
Payments of revolver	—	(5,000)	—	—
Payments of long-term debt	(211,162)	(1,013)	(65)	(520)
Issuance of common stock	1,419	437,109	—	—
Change in due to (from) unconsolidated affiliates	—	—	(45,918)	(63,429)
Proceeds from initial public offering, net	608,925	—	—	—
Dividends paid	(557,686)	—	(5,097)	—

Net cash provided by (used in) financing activities	(160,131)	1,217,631	(52,030)	(63,487)

Effect of exchange rate changes on cash and cash equivalents	(6,272)	3,392	1,930	1,531

Net increase (decrease) in cash and cash equivalents	(13,464)	111,500	2,722	(18,082)
Cash and cash equivalents, beginning of the period	111,500	—	41,537	59,619

Cash and cash equivalents, end of period	$98,036	$111,500	$44,259	$41,537

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (SUCCESSOR)
AND COMBINED STATEMENTS OF CHANGES IN INGERSOLL-RAND COMPANY LIMITED
PARTNERSHIP INTEREST (PREDECESSOR)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total

	(In thousands of dollars)
Successor
At October 30, 2004	—	—	—	—	—	—
Sale of common stock to D-R Interholdings LLC	$540	$435,273	—	—	—	$435,813
Sale of common stock to employees	2	1,294	—	—	—	1,296
Stock based employee compensation	—	75	—	—	—	75
Net income	—	—	$7,229	—	$7,229	—
Other comprehensive income (loss) Minimum pension liability, net of $590 tax	—	—	—	(922)	(922)	—
Currency translation	—	—	—	9,406	9,406	—

Total comprehensive income					$15,713	15,713

At December 31, 2004	542	436,642	7,229	8,484		452,897
Stock based employee compensation	3	5,592	—	—	—	5,595
Initial public offering net proceeds	310	608,615	—	—	—	608,925
Cash dividends	—	(557,686)	—	—	—	(557,686)
Net income	—	—	37,095	—	$37,095	—
Other comprehensive income (loss) Minimum pension liability, net of $2,665 tax	—	—	—	(5,080)	(5,080)	—
Currency translation	—	—	—	(27,086)	(27,086)	—

Total comprehensive income					$4,929	4,929

At December 31, 2005	$855	$493,163	$44,324	$(23,682)		$514,660

		Accumulated
		Other	Total
	Partnership	Comprehensive	Comprehensive
	Interest	Income (Loss)	Income (Loss)	Total

	(In thousands of dollars)
Predecessor
Balances at January 1, 2003	$611,275	$(84,565)	—	$526,710
Net income	20,365	—	$20,365	—
Other comprehensive income (loss)
Minimum pension liability, net of tax of $1,199	—	939	939	—
Currency translation	—	17,074	17,074	—
Derivatives qualifying as cash flow hedges, net of tax of $16	—	(53)	(53)	—

Total comprehensive income	—	—	$38,325	38,325

Balances at December 31, 2003	631,640	(66,605)	—	565,035
Dividends	(5,097)			(5,097)
Net income	42,151	—	$42,151	—
Other comprehensive income (loss)
Minimum pension liability, net of tax of $577	—	(4,973)	(4,973)	—
Currency translation	—	11,582	11,582	—
Derivatives qualifying as cash flow hedges, net of tax of $230	—	(694)	(694)	—

Total comprehensive income	—	—	$48,066	48,066

Balances at October 29, 2004	$668,694	$(60,690)		$608,004

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Business Activities and Basis of Presentation

Successor
      Dresser-Rand Group Inc., a company incorporated on October 1, 2004 in the State of Delaware and its subsidiaries (the “Company” or the “Successor”), commenced operations on October 30, 2004. The Company is engaged in the design, manufacture, services, sale and servicing of gas compressors, gas and steam turbines, gas expanders and associated control panels.
      The Company is a majority-owned subsidiary of D-R Interholding, LLC, which is a wholly-owned subsidiary of Dresser-Rand Holdings, LLC. Dresser-Rand Holdings, LLC is owned by First Reserve Fund IX, L.P., and First Reserve Fund X, L.P. (collectively “First Reserve”), funds managed by First Reserve Corporation, and certain members of management.

Predecessor
      Dresser-Rand Company (the “Predecessor”) was initially formed on December 31, 1986, when Dresser Industries, Inc. and Ingersoll-Rand entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll-Rand. On October 1, 1992, Dresser Industries, Inc. purchased a 1% equity interest from Dresser-Rand Company. In September 1999, Dresser Industries, Inc. merged with Halliburton Industries. On February 2, 2000, a wholly owned subsidiary of Ingersoll-Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company.

The Acquisition
      On October 29, 2004, pursuant to a purchase agreement with Dresser-Rand Holdings, LLC, dated August 25, 2004 (the “Equity Purchase Agreement”), the Company acquired Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH from Ingersoll-Rand Company Limited (“IR”) for cash consideration of $1,125.1 million (the “Acquisition”), including estimated direct costs of the Acquisition of $10.4 million relating to investment banking, legal and other directly related charges. As of December 31, 2004, the Company had recorded on its balance sheet an account receivable of $32.9 million from IR relating to purchase price and working capital adjustments and had an accounts payable and other accruals of $3.4 million relating to transaction costs. Subsequent to December 31, 2004, the Company collected all of the receivable and paid all of the accrued liability.
      The purchase price was financed by (1) a $430 million equity investment from the Company’s parent company, Dresser-Rand Holdings, LLC, (2) $395 million of term loans (see Note 13) and (3) $420 million of senior subordinated notes (see Note 13).

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Company accounted for the Acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and accordingly, the Acquisition resulted in a new basis of accounting for the Successor. The Company allocated the estimated purchase price based on the fair value of the assets acquired and liabilities assumed at the Acquisition date as follows:

(In thousands
of dollars)
Assets acquired:
Accounts receivable, net	$193,944
Accounts receivable, trade — other	32,863
Inventories	173,313
Prepaid expenses and other current assets	14,387
Property, plant and equipment	225,654
Goodwill	408,424
Intangible assets	490,519
Other assets	14,156

Total assets acquired	1,553,260

Liabilities assumed:
Accounts payable	94,898
Other current liabilities	159,984
Short term loans	2,731
Tax liabilities	44,920
Other non-current liabilities	125,579

Total liabilities assumed	428,112

Cash paid for Acquisition	$1,125,148

      The excess of the cost of the Company’s Acquisition of the Predecessor over the fair value of the net tangible and intangible assets acquired of $408.4 million has been allocated to goodwill, of which $136.2 million related to operations in the United States and will be deductible for income tax purposes. In accordance with SFAS No. 142, goodwill will not be amortized for financial reporting purposes but will be reviewed annually for impairment.
      The Company used expectations of future cash flows and other methods to estimate the fair values and the estimated useful lives of the acquired intangible assets. The appraisal was completed in the second quarter of 2005. Of the $490.5 million of acquired intangible assets, (1) $224.8 million was assigned based on earnings yield by customer to customer relationships that have an estimated weighted average useful life of 40 years; (2) $119.1 million was assigned using the relief from royalty method to existing technologies that have an estimated weighted average useful life of 25 years; (3) $82.7 million was assigned using the relief from royalty method to trademarks that have an estimated weighted average useful life of 40 years; (4) $30.6 million was assigned based on replacement cost to internally developed software that has an estimated weighted average useful life of 10 years; (5) $24.8 million was assigned using the income approach to order backlog that has an estimated weighted average useful life of 15 months; (6) $4.4 million was assigned to a non-compete agreement that has an estimated weighted average useful life of 2 years by estimating the potential income losses that would result from the employee diverting sales to competitors; (7) $2.3 million was allocated based on future income to a royalty agreement that has an estimated weighted average useful life of 14 months; and (8) $1.8 million was assigned using a discounted future earnings analysis to purchased in-process research and development that was written off immediately after the Acquisition. The estimated useful lives are based on the period on which the intangible assets are expected to contribute to the future cash flows. The fair value of inventory was determined by the Company to exceed the Predecessor’s historical basis by $7.4 million, which has been reflected in the purchase price allocation and was charged to cost of products sold over the first eight months following the acquisition.
      The relief from royalty method used to value existing technologies and trademarks is an income approach based on the assumption that the Company is relieved from paying a royalty to obtain the use of these intangibles. Specific

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
technologies acquired relate to the Company’s highly-engineered turbo and reciprocating compression equipment and steam turbines, including the DATUM turbo compressor platform.

IR Transition Services Agreement
      In connection with the Acquisition, the Company and IR entered into a transition services agreement as of the closing to facilitate the delivery of consistent services. In conjunction with the agreement, IR provided services as requested by the Company, including, among others, compensation delivery services, health and welfare administration, pension administration, legal services and other services, as agreed upon between the parties. All third party costs associated with the services are the Company’s responsibility, whether paid by IR or paid directly by the Company. The provision of services commenced on October 30, 2004, and terminated in August, 2005. IR charged the Company $652,000 for transition services during the period of this agreement. Certain balances with IR are expected to be resolved during 2006.

Supply Agreement
      The Company entered into a supply agreement with IR, expiring on December 31, 2009, whereby the Company supplies IR with certain assembly units (an “FRG”) for IR’s “PET Star 4” product. There are no minimum order quantities under this agreement.

License Agreement
      As contemplated by the equity purchase agreement, the Company and its subsidiary in France agreed to certain covenants with and granted intellectual property rights related to the development of IR’s 250-kilowatt micro-turbine to IR Energy Systems Corporation and the Energy Systems Division of IR. Pursuant to the terms of the license agreement, Energy Systems was granted a perpetual, fully paid up, non-exclusive, worldwide right and license (without the right to sublicense) to practice and use any intellectual property owned by the Company or Dresser-Rand S.A. relating to the 250 kilowatt micro-turbines, and to manufacture, use, market and sell micro-turbines with a generating capacity of 1,000 kilowatts or less.

Basis of Presentation
      The accompanying financial statements for the periods prior to the Acquisition are labeled as “Predecessor” and the period subsequent to the Acquisition is labeled as “Successor”.
      The Successor consolidated financial statements include the accounts of the following entities:

Legal Entities	Jurisdiction

D-R Central Service GmbH & Co. KG	Germany
D-R Holdings (France) S.A.S.	France
D-R Holdings (Germany) GmbH	Germany
D-R Holdings (Netherlands) B.V.	Netherlands
D-R Holdings Norway AS	Norway
D-R Management GmbH	Germany
D-R Nadrowski Holdings GmbH	Germany
D-R Steam LLC	United States of America
Dresser-Rand & Enserv Services Sdn. Bhd.	Malaysia
Dresser-Rand (Nigeria) Ltd.	Nigeria
Dresser-Rand (SEA) Pte. Ltd.	Singapore
Dresser-Rand (SEA) Pte. Ltd.	Australia
Dresser-Rand (U.K.) Ltd.	United Kingdom
Dresser-Rand AS	Norway
Dresser-Rand Asia Pacific Sdn. Bhd.	Malaysia
Dresser-Rand Asia Pacific Sdn. Bhd.	Singapore

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Legal Entities	Jurisdiction

Dresser-Rand B.V.	Netherlands
Dresser-Rand Canada, Inc.	Canada
Dresser-Rand CIS	Moscow
Dresser-Rand Comercio e Industria Ltda.	Brazil
Dresser-Rand Company	United States of America
Dresser-Rand Company Ltd.	United Kingdom
Dresser-Rand Compressor (Suzhou) Ltd.	China
Dresser-Rand Compressor Co., Ltd. Shanghai (60% owned)	China
Dresser-Rand de Mexico S.A. de C.V.	Mexico
Dresser-Rand de Venezuela, S.A.	Venezuela
Dresser-Rand do Brasil, Ltda. (75% owned)	Brazil
Dresser-Rand Global Services, LLC	United States of America
Dresser-Rand GmbH	Germany
Dresser-Rand Holding (Delaware) LLC	United States of America
Dresser-Rand Holding Company	Venezuela
Dresser-Rand Holdings (U.K.) Ltd.	United Kingdom
Dresser-Rand India Private Limited	India
Dresser-Rand International B.V.	Netherlands
Dresser-Rand Italia S.r.1	Italy
Dresser-Rand Japan Ltd.	Japan
Dresser-Rand LLC	United States of America
Dresser-Rand Machinery Repair Belgie N.V.	Belgium
Dresser-Rand Nadrowski Turbinen GmbH	Germany
Dresser-Rand Overseas Sales Company Ltd.	United States of America
Dresser-Rand Power LLC	United States of America
Dresser-Rand S.A.	France
Dresser-Rand S.A. Representative Office (Moscow)	Moscow
Dresser-Rand S.A. Representative Office (Uzbekistan)	Uzbekistan
Dresser-Rand s.r.o.	Czech Republic
Dresser-Rand Sales Company S.A.	Switzerland
Dresser-Rand Services B.V.	Netherlands
Dresser-Rand Services, S. de R.L. de C.V.	Mexico
Dresser-Rand Services, S.a.r.1	Switzerland
Multiphase Power and Processing Technologies, LLC	United States of America
Paragon Engineers Services, Inc.	United States of America
PT Dresser-Rand Services Indonesia	Indonesia
Turbodyne Electric Power Corporation	United States of America
UZ-DR Service Center (51% owned)	Uzbekistan
      The accompanying consolidated financial statements include fair value adjustments as required by purchase accounting to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these fair value adjustments had to cost of sales, depreciation and amortization expenses.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Predecessor
      The Predecessor combined financial statements include the accounts of all wholly-owned and majority-owned subsidiaries of Dresser-Rand Company, as well as the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH, which were owned by IR, but were managed and operated by the Predecessor.

Legal Entities	Jurisdiction

Dresser-Rand Company	United States of America
Dresser-Rand Canada, Inc.	Canada
Dresser-Rand Compressor Co., Ltd. Shanghai (60% owned)	China
Dresser-Rand de Mexico, S.A.	Mexico
Dresser-Rand Global Services, LLC	United States of America
Dresser-Rand Holding Company	United States of America
Dresser-Rand Asia Pacific Sdn. Bhd.	Malaysia
Dresser-Rand B.V.	Netherlands
Dresser-Rand Compressor (Suzhou) Ltd.	China
Dresser-Rand de Venezuela, S.A.	Venezuela
Dresser-Rand Japan, Ltd.	Japan
Dresser-Rand Overseas Sales Company	United States of America
Dresser-Rand Company Ltd.-UK	United Kingdom
Dresser-Rand (UK) Ltd.	United Kingdom
Dresser-Rand Sales Company S.A.	Switzerland
Dresser-Rand Services, S.a.r.l.	Switzerland
Turbodyne Electric Power Corporation	United States of America
Dresser-Rand India Private Limited	India
Dresser-Rand International B.V.	Netherlands
Dresser-Rand Italia S.r.l.	Italy
Dresser-Rand Machinery Repair Belgie N.V.	Belgium
Dresser-Rand Power, Inc.	United States of America
Dresser-Rand A/ S	Norway
Dresser-Rand Comercio e Industria Ltda.	Brazil
Dresser-Rand (SEA) Pte. Ltd.	Singapore
Dresser-Rand S.A.-France	France
Dresser-Rand Services B.V.	Netherlands
Dresser-Rand s.r.o.	Czech Republic
PT Dresser-Rand Services Indonesia	Indonesia
Dresser-Rand Services S.de R.L.	Mexico
Dresser-Rand do Brasil, Ltda. (75% owned)	Brazil
Dresser-Rand Ltd.	Nigeria
UZ-DR Service Center Uzneftegazmash (51% owned)	Uzbekistan
Dresser-Rand GmbH	Germany
      The Predecessor combined financial statements include all revenues, costs, assets and liabilities directly attributable to the Predecessor, along with the equity investments in Multiphase Power and Processing Technologies, LLC (USA) and Dresser-Rand & Enserv Services Sdn. Bhd. (Malaysia). Allocation of costs for facilities, functions and certain services performed by IR on behalf of the Predecessor, including environmental and other risk management, internal audit, transportation services, administration of benefit and insurance programs and certain tax, legal, accounting and treasury functions have been made on the basis described in Note 3. All of the allocations and estimates in the combined financial statements are based on assumptions that the management of the Company and IR believe are reasonable.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies
      A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation
      The consolidated financial statements include the accounts and activities of the Company and its subsidiaries. 50% or less owned equity companies are accounted for under the equity method. All material intercompany transactions between entities included in the consolidated financial statements have been eliminated.

Principles of Combination
      The combined financial statements include the accounts and activities of the Predecessor, its subsidiaries and certain subsidiaries owned by IR but managed by the Predecessor. Partially owned equity companies are accounted for under the equity method. All material intercompany transactions between entities included in the combined financial statements have been eliminated. Transactions between the Predecessor and IR and its affiliates are herein referred to as “related party” or “affiliated” transactions. Such transactions have not been eliminated.

Use of Estimates
      In conformity with accounting principles generally accepted in the United States of America, management has used estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant estimates include allowance for doubtful accounts, depreciation and amortization, inventory adjustments related to lower of cost or market, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, post employment benefits, contract losses, penalties, environmental contingencies, product liability, self insurance programs and other contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Allowance for Doubtful Accounts
      The Company establishes an allowance for estimated bad debts by applying specified percentages to the adjusted receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 360 days past due are generally fully reserved. In addition, the allowance is periodically reviewed for specific customer accounts identified as known collection problems due to insolvency, disputes or other collection issues.

Inventories
      Inventories are stated at the lower of cost (FIFO) or market (estimated net realizable value). Provision is made for slow-moving, obsolete or unusable inventory.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. The useful lives of buildings range from 30 years to 50 years; the useful lives of machinery and equipment range from 5 years to 12 years. Maintenance and repairs are expensed as incurred.

Capitalized Software
      The Company capitalizes computer software for internal use following the guidelines established in Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
      The Company and the Predecessor account for impairments in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Intangible Assets
      Under the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not subject to amortization but are tested for impairment at least annually. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. SFAS No. 142 requires the carrying value of nonamortizable intangible assets to be compared to their fair value, with any excess of carrying value over fair value to be recognized as an impairment loss in continuing operations.
      The Company amortizes its intangible assets with finite lives over their estimated useful lives. See Note 8 for additional details regarding the components and estimated useful lines of intangible assets.

Income Taxes

Successor:
      The Successor is a U.S. corporation holding 100% of the interest in the partnership. The Successor determines the consolidated provision for income for its operations on a country-by-country basis. Deferred taxes are provided for operating loss and credit carryforwards and temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets when it is more likely than not that a portion or all of the asset will not be realized.

Predecessor:
      The Predecessor was a partnership and generally did not provide for U.S. incomes taxes since all partnership income and losses were allocated to IR for inclusion in its income tax returns; however, a substantial portion of the Predecessor’s operations were subject to U.S. or foreign income taxes. In preparing its combined financial statements, the Predecessor determined the tax provision for those operations on a separate return basis. Deferred taxes were provided on operating loss and credit carryforwards and temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance was established for deferred tax assets when it was more likely than not that a portion or all of the asset will not be realized.

Product Warranty
      Warranty accruals are recorded at the time the products are sold and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Environmental Costs
      Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, that have no significant future economic benefit, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company commitment to a plan of action. The Company determines any required liability based on existing technology without reflecting any offset for possible recoveries from insurance companies and discounting. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized.

Revenue Recognition
      A significant portion of the Company’s sales are made pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products to the specifications of its customers, or to provide services related to the performance of such contracts. These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for the Performance of Construction-Type and certain Production-Type Contracts,” and revenues and profits recognized using the completed contract method of accounting. Under this method, revenue and profits on contracts are recorded when the contracts are complete, delivery occurs in accordance with terms of the arrangement and risk of ownership transfers to the customer. Provisions for anticipated losses on contracts are recorded in the period in which they become probable. Contracts normally take between nine and twelve months to complete.
      Revenue from field services is recognized as the service is performed. Revenue from repair services and parts are recognized when the repaired unit or part is delivered under the terms of the purchase order and title and risk of loss are transferred to the customer.
      The Company recognizes revenue and related cost of goods sold on a gross basis for equipment purchased as specified by the customer that is installed into the Company’s new units in accordance with Emerging Issues Task Force No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”
      Customer progress payments in excess of the related investment in inventory are recorded as customer advance payments in current liabilities.

Research and Development Costs
      Research and development expenditures, including qualifying engineering costs, are expensed when incurred.

Distribution and Shipping Costs
      Amounts billed to customers for shipping and handling are classified as sales of products with the related costs incurred included in costs of products sold.

Comprehensive Income (Loss)
      Comprehensive income (loss) includes net income and other comprehensive income (loss), which includes, foreign currency translation adjustments, amounts relating to qualifying cash flow hedges, net of tax, and additional minimum pension liability adjustments, net of tax, as appropriate.

Foreign Currency
      Assets and liabilities of non-U.S. consolidated or combined entities that use local currency as the functional currency are translated at year-end exchange rates while income and expenses are translated using average-for-the-year exchange rates. Adjustments resulting from translation are recorded in accumulated other comprehensive income and are included in net earnings only upon sale or liquidation of the underlying foreign investment.
      Inventory and property balances and related income statement accounts of non-U.S. entities that use the U.S. dollar as the functional currency, are translated using historical exchange rates. The resulting gains and losses are credited or charged to the statement of operations.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Financial Instruments
      The Company and the Predecessor manage exposure to changes in foreign currency exchange rates through their normal operating and financing activities, as well as through the use of financial instruments, principally forward exchange contracts.
      The purpose of the Company’s and the Predecessor’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company and the Predecessor attempted to hedge transaction exposures through natural offsets. To the extent that this was not practicable, major exposure areas considered for hedging included foreign currency denominated receivables and payables, firm committed transactions, and forecasted sales and purchases.
      The Company and Predecessor account for derivatives used in hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. The effective portion of the hedging instruments’ gain or loss is reported as a component of Other Comprehensive Income in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses reclassified from Stockholders’ Equity are classified in accordance with income treatment of the hedged transaction. The ineffective portion of a hedging derivatives fair value change, where that derivative is used in a cash flow hedge, is recorded to the Statement of Operations. Classification in the Statement of Operations of the ineffective portion of the hedging instruments’ gain or loss is based on the income statement classification of the transaction being hedged. If a derivative instrument does not qualify as a hedge under the applicable guidance, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Operations.

Stock-based Compensation
      In connection with, but shortly after, the closing of the Acquisition, several of the Company’s executive officers acquired common units in Dresser-Rand Holdings, LLC at the same price paid per unit by funds affiliated with First Reserve in connection with the Acquisition. Executives who purchased common units were also issued profit units (see Note 19) in Dresser-Rand Holdings, LLC, which permit them to share in appreciation in the value of the Company’s shares. The accounting for the profit units is defined and described more fully in Note 19, Incentive Stock Plans.
      The Company recognizes compensation cost for awards with only service conditions that have graded vesting schedule on a straight-line basis over the requisite service period for the entire award. However, the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.
      The Predecessor participated in several of IR’s stock-based employee compensation plans, which are described more fully in Note 16. IR accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income of the Predecessor if IR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to stock-based employee compensation. Stock options granted by the Predecessor to employees were for the purchase of Class A common stock of IR and remained obligations solely of IR following the transaction.

	Predecessor

	Period from
	January 1 through	Year Ended
	October 29,	December 31,
	2004	2003

	(In thousands of dollars)
Net income, as reported	$42,151	$20,365
Add: Stock-based employee compensation expense included in reported net income, net of tax	446	1,502
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,640)	(4,885)

Pro forma net income	$37,957	$16,982

New Accounting Standards
      In December 2004, the FASB released SFAS No. 123R, “Share-Based Payment,” that is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company elected to early adopt the provisions of SFAS No. 123R as of October 30, 2004. The Company recognized compensation cost in relation to share-based compensation arrangements of $4.1 million for the year ended December 31, 2005, and $75 thousand for the period from October 30, 2004 through December 31, 2004.
      In May 2004, the FASB released Staff Position No. 106-2 (FSP FAS 106-2) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act).” The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations. The Predecessor adopted FSP FAS 106-2 as of April 1, 2004, the beginning of its second quarter. The Predecessor and its actuarial advisors determined that most benefits provided by its plan were at least actuarially equivalent to Medicare Part D. The Predecessor re-measured the effects of the Act on the accumulated projected benefit obligation as of April 1, 2004. The effect of the federal subsidy to which the Company was entitled was accounted for as an actuarial gain of $13.7 million in April 2004. The subsidy had no effect on postretirement expense for 2003. The Successor continued this accounting.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact to the Company’s financial reporting and disclosures.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial reporting and disclosures.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      In March 2005, the FASB issued Interpretation No. 47, an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective for our December 31, 2005, financial statements.
      Interpretation No. 47 requires the Company, for example, to record an asset retirement obligation for plant site restoration and reclamation costs upon retirement and asbestos reclamation costs upon retirement of the related equipment if the fair value of the retirement obligation can be reasonably estimated. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement as potential methods of settlement and, (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.
      In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005.

3.	Related Party Transactions

Successor

Dresser-Rand Name
      The Company’s name and principal mark is a combination of the names of the Company’s founder companies, Dresser Industries, Inc. and IR. The Predecessor acquired rights to use the “Rand” portion of our principal mark from IR as part of the sale agreement. The rights to use the “Dresser” portion of the name in perpetuity were acquired from Dresser, Inc. (the successor company to Dresser Industries, Inc.), an affiliate of First Reserve in October 2004. Total consideration is $5.0 million of which $1.0 million was paid in October 2004. The remaining balance will be paid in equal annual installments of $0.4 million through October 2013. Expense is recognized ratably over the life of the agreement.

Predecessor

Intercompany Activities
      IR provided the Predecessor with certain environmental and other risk management services, internal audit, legal, tax, accounting, pension fund management, transportation services, cash management and other treasury services. Many of these activities had been transferred over time from the Predecessor to IR since IR acquired 100% ownership in the Predecessor. In addition, as discussed below and in Notes 14, 15 and 19, most of the Company’s employees were eligible to participate in certain IR employee benefit programs that were sponsored and/or administered by IR or its affiliates.
      The Predecessor’s use of these services and its participation in these employee benefit plans generated costs to the Predecessor. Costs and benefits relating to the services and benefit plans were charged/credited to the Predecessor and were included in cost of goods sold, and selling and administrative expenses. Costs were allocated to the Predecessor using allocation methods that management of IR and the Predecessor believe were reasonable.
      The combined financial statements reflect these costs through a corporate overhead allocation. These costs amounted to $15.3 million for the period from January 1, 2004 through October 31, 2004, and $15.1 million for the year ended December 31, 2003. Some of the allocations were based on specifically classified expenses of IR while others were allocated based on a multi-part formula utilizing common business measures such as headcount, total payroll dollars and total assets.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      As mentioned above, IR provided centralized treasury functions and financing, including substantially all investing and borrowing activities for the Predecessor. As part of this practice, surplus cash was remitted to IR and IR advanced cash, as necessary, to the Predecessor. No interest was charged or paid on the net IR investment amount. Interest was charged or credited on certain notes receivable and notes payable from/to IR affiliates.

Employee Benefit Administration
      The Predecessor’s employees participated in tax-qualified defined benefit pension plans and defined contribution savings plans sponsored and/or administered by IR or its affiliates. IR charged to the Predecessor its pro-rata share of administration and funding expenses incurred by IR in the operation of these plans for the benefit of employees of the Predecessor. The Predecessor is responsible for the cost of funding pension and savings plan benefits accrued by its employees. Welfare benefit programs were generally self-insured and experience-rated on the basis of Predecessor employees without regard to the claims experience of employees of other affiliated companies.

Other Related Party Transactions
      The Predecessor recorded sales of $1.8 million to IR and its affiliates in the period from January 1, 2004 through October 29, 2004, and $1.4 million for the year ended December 31, 2003. For the period from January 1, 2004 through October 29, 2004, the Predecessor paid dividends of $5.1 million to IR by Dresser-Rand GmbH. This amount was recorded against IR’s investment included in the Predecessor’s equity.

4.	Acquisitions
      On September 8, 2005, the Company acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”). TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $54.6 million, net of $4.0 million cash acquired. We have preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as follows:

(In thousands
of dollars)
Accounts receivable	$12,454
Inventory	7,691
Prepaid expenses and other current assets	515

Total current assets	20,660

Property, plant and equipment, net	19,833
Amortizable intangible assets	19,600
Goodwill	5,933

Total assets acquired	66,026

Accounts payable and accruals	9,435
Other liabilities	2,016

Total liabilities assumed	11,451

Cash paid — net	$54,575

      Cash paid includes transaction costs for legal and other fees of $896,000 and is net of $2,474,000 working capital adjustment received subsequent to closing.
      The above amounts are estimates as final appraisals and other required information to determine and assign fair values have not been received. Also, on February 22, 2006, we announced a restructuring of certain operations to obtain appropriate synergies in the combined steam turbine business. Such plan includes ceasing manufacturing operations at our Millbury, Massachusetts, facility and shifting production to our other facilities around the world, maintaining a commercial and technology center in Millbury, implementing a new competitive labor agreement at our Wellsville, New York, facility and rationalizing product offerings, distribution and sales channels. Accordingly, the above amounts will be revised when all required information is obtained and the restructuring plan is finalized

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
which is expected to be accomplished during the first half of 2006. The initial estimate of the costs related to ceasing manufacturing operations at the Millbury facility is included in other liabilities. Pro forma financial information, assuming that TES had been acquired at the beginning of each period for which an income statement is presented, has not been presented because the effect on our results for these periods was not considered material. TES results have been included in our consolidated financial results since September 8, 2005, and were not material to the results of operations for the year ended December 31, 2005.
      The amount assigned to goodwill will be deductible in our consolidated U.S. income tax returns.
      Amortizable intangible assets and their weighted average lives are as follows:

	(In thousands
	of dollars)
Customer relationships	$9,100	15 years
Trade names	4,900	40 years
Technology	4,200	25 years
Backlog	1,400	0.5 year

Total	$19,600

      In July 2005, we purchased the other 50% of our Multiphase Power and Processing Technologies (MppT) joint venture for a payment of $200,000 and an agreement to pay $300,000 on April 1, 2006, and $425,000 on April 1, 2007. The net present value of the total consideration is $876,000, bringing our total investment in MppT to $2.9 million at the date of the purchase. MppT owns patents and technology for inline, compact, gas-liquid scrubbers. MppT’s results have been included in our consolidated results since the acquisition and were not material to our results of operations for the year.

5.	Sale of common stock
      On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of $608.9 million. On September 12, 2005, we used $55.0 million of the net proceeds to redeem $50.0 million face value amount of our 7 3/8 % senior subordinated notes due 2014 and to pay the applicable redemption premium of $3.7 million and accrued interest of $1.3 million to the redemption date. Our Board of Directors approved the payment of a dividend on August 11, 2005, of the remaining net proceeds, excluding certain related issuance costs, of $557.7 million ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management.
      In conjunction with the public offering, our Board of Directors approved a 0.537314-for-one reverse common stock split. The share related information in these financial statements give retroactive effect to this reverse stock split.

6.	Earnings per share

Successor
      Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares of 66,547,448 and 53,793,188 were used to calculate earnings per share for the year ended December 31, 2005, and for the period from October 30, 2004 through December 31, 2004.

Predecessor
      Earnings per share for the Predecessor periods is not presented, as the Predecessor did not operate as a separate legal entity of IR with its own legal structure.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7.	Inventories
      Inventories were as follows:

	Successor

	December 31,

	2005	2004

	(In thousands of dollars)
Raw materials and supplies	$83,355	$60,728
Work-in-process and finished goods	257,488	209,247

	340,843	269,975
Less:
Progress payments	(195,081)	(94,102)

Total	$145,762	$175,873

      The Progress payments represent payments from customers based on milestone completion schedules. Any payments in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities’ section of the balance sheet.

8.	Investments In Partially Owned Equity Companies
      The Company had two investments in partially owned equity companies that operated in similar lines of business at December 31, 2004. The total investments in and advances to these partially owned equity companies amounted to $10.0 million and $3.0 million, respectively, at December 31, 2004. The equity in the net earnings (losses) of partially owned equity companies was not material during the periods of these statements of operations. The Company sold its ownership interest in one entity and purchased, as disclosed in Note 4, Acquisitions, the remaining interest in the other entity during 2005.
      Summarized financial information for these partially owned equity companies follows:

	Successor	Predecessor

	Period from	Period from
	October 30 through	January 1 through	Year Ended
	December 31,	October 29,	December 31,
	2004	2004	2003

	(In thousands of dollars)
Net sales	$13,460	$56,271	$53,337
Gross profit	3,725	17,857	18,890
Net income/(loss)	596	(1,849)	310
      Amounts for 2005 prior to the sale and acquisition are not material.

9.	Property, Plant and Equipment
      Property, plant and equipment were as follows:

	Successor

	December 31,

	2005	2004

	(In thousands of dollars)
Cost:
Land	$9,645	$8,156
Buildings and improvements	70,698	64,599
Machinery and equipment	174,300	157,969

	254,643	230,724
Less: Accumulated depreciation	(25,972)	(3,960)

Property plant and equipment, net	$228,671	$226,764

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense was $24.7 million year ended December 31, 2005, $4.0 million for the period from October 30, 2004 through December 31, 2004, $16.6 million for the period from January 1, 2004 through October 29, 2004, and $21.8 million for the year ended December 31, 2003.

10.	Intangible Assets and Goodwill
      The following table sets forth the weighted average useful life, gross amount and accumulated amortization of intangible assets:

	Successor

	December 31, 2005			December 31, 2004
			Weighted
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

	(In thousands of dollars)
Trade names	$87,600	$2,448	40 years	$82,700	$344
Customer Relationships	232,219	6,806	40 years	227,746	936
Software	30,553	3,571	10 years	30,553	510
Existing technology	126,577	5,800	25 years	119,100	794
Order backlog	26,325	25,561	15 months	25,095	8,824
Non-compete agreement	4,382	2,551	2 years	4,413	366
Royalty agreement	2,320	2,320	14 months	2,320	566

Total amortizable intangible assets	$509,976	$49,057		$491,927	$12,340

      Intangible asset amortization expense was $36.7 million for the year ended December 31, 2005, $12.3 million for the period from October 30, 2004 through December 31, 2004, $6.1 million for the period from January 1, 2004 through October 29, 2004, and $7.3 million for the year ended December 31, 2003. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $19.5 million in 2006 and $16.9 million for each year from 2007 through 2010.
      The following table represents the change in goodwill:

	Successor		Predecessor

		Period from	Period from
		October 30 through	January 1 through
	December 31,	December 31,	October 29,
	2005	2004	2004

	(In thousands of dollars)
Beginning balance	$423,330	$408,424	$10,214
Additions	—	—	—
Dispositions	(1,989)	(377)	—
TES acquisition	5,933	—	—
Translation adjustments	(33,974)	15,283	—

Ending balance	$393,300	$423,330	$10,214

      The disposition of goodwill represents adjustments related to the recognition of acquired tax benefits for which a valuation allowance was recorded at the acquisition date. The TES goodwill is subject to change when all required information is obtained to properly assign fair values to assets and liabilities acquired.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.	Accounts Payable and Accruals
      Accounts payable and accruals were as follows:

	Successor

	December 31,
	2005	2004

	(In thousands of
	dollars)
Accounts payable	$128,414	$103,822
Accruals:
Payroll and benefits	34,980	31,289
Pension and postretirement benefits	9,735	9,706
Contract reserves	26,309	30,702
Warranties	21,511	21,078
Taxes other than income	20,485	25,749
Legal, audit and consulting	5,257	3,718
Interest	6,789	6,216
Third party commissions	9,961	7,961
Insurance and claims	8,631	7,679
Other	31,358	23,355

Total accounts payable and accruals	$303,430	$271,275

12.	Income Taxes
      Earnings before income taxes were generated within the following jurisdictions:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
United States	$4,884	$(3,562)	$34,058	$(7,619)
Foreign	47,670	18,066	20,063	39,422

Total	$52,554	$14,504	$54,121	$31,803

      The provision for income taxes was as follows:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
Current tax expense (benefit)
United States	$—	$883	$(933)	$1,314
Foreign	17,658	7,366	12,270	15,025

Total current	17,658	8,249	11,337	16,339

Deferred tax expense (benefit)
United States	2,083	—	(2,707)	(404)
Foreign	(4,282)	(974)	3,340	(4,497)

Total deferred	(2,199)	(974)	633	(4,901)

Total provision for income taxes	$15,459	$7,275	$11,970	$11,438

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory income tax rate to pretax income as a result of the following differences:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
Statutory U.S. rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Foreign operations	0.8%	3.5%	9.9%	5.5%
State and local income taxes, net of U.S. tax	0.6%	6.0%	(0.2)%	1.1%
Valuation allowances	(1.8)%	11.0%	7.2%	(10.7)%
Extraterritorial income exclusion	(7.7)%	(4.8)%	—	—
Stock-based compensation	2.6%	—	—	—
Nontaxable partnership income	—	—	(18.7)%	9.6%
Other	(0.1)%	(0.5)%	(11.1)%	(4.5)%

Effective tax rate	29.4%	50.2%	22.1%	36.0%

      A summary of the temporary differences that create the deferred tax accounts follows:

	Successor

	December 31,
	2005	2004

	(In thousands
	of dollars)
Deferred tax liabilities
Depreciation and amortization	$45,733	$37,343

Deferred tax (assets)
Inventories and receivables	(2,052)	(3,199)
Other accrued expenses	(11,594)	(4,246)
Tax net operating loss carryforwards	(12,877)	(9,216)
Pension contributions	(15,719)	(12,833)

Total deferred tax assets	(42,242)	(29,494)
Valuation allowances	8,196	11,993

Net deferred tax assets	(34,046)	(17,501)

Total net deferred tax liabilities	$11,687	$19,842

Presented in the balance sheet as:
Current deferred tax (assets)	$(10,899)	$(7,445)
Non-current deferred tax liabilities	22,586	27,287

Total net deferred tax liability	$11,687	$19,842

      As of December 31, 2005, net operating loss carryforwards (NOL’s) of approximately $36.2 million consisting of $14.8 million in the U.S. and $21.4 million foreign are available to offset taxable income in future years. If not previously utilized, a portion of the foreign NOL’s will begin to expire in 2007 and the U.S. portion will begin to expire in 2024. During 2005, the valuation allowance on the U.S. deferred tax assets was reversed since, based upon the weight of the available evidence, it was determined that it is more likely than not that those U.S. tax benefits will be realized. Valuation allowances continue to be recorded in certain foreign jurisdictions for NOLs and other deferred tax assets since it is more likely than not that certain foreign tax benefits will not be realized.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      As a result of the purchase of the Successor, deferred taxes have been recorded to reflect the difference between the purchase price allocation to the foreign reporting entities and their underlying tax basis. If operating loss carryforwards and other acquired tax benefits for which a valuation allowance was established at the acquisition date are subsequently realized, the acquired tax benefit will reduce goodwill in the period recognized. Acquired tax benefits not recognized at the acquisition date amounted to $7.2 million. During the period October 30, 2004 through December 31, 2004, the reduction in goodwill related to the recognition of such acquired tax benefits was $0.4 million and for the year ended December 31, 2005, was $2.0 million.
      As a result of the 2004 sale of the Predecessor, all previously undistributed foreign earnings up to the sale date were deemed distributed to IR. Subsequent to the Acquisition, management has decided to continue to permanently reinvest the earnings of its foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any foreign earnings were distributed, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. As of December 31, 2005, accumulated undistributed foreign earnings amount to $25.3 million.
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
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. On December 21, 2004, the FASB issued guidance regarding the accounting implications of the Act related to the deduction for qualified domestic production activities which should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The guidance applies to financial statements for periods ending after the date the Act was enacted. In years in which there is U.S. taxable income starting in 2005, this essentially results in a one percentage point reduction in the statutory rate. The Act also created a temporary incentive through 2005 for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. As part of the sale of the Predecessor, all previously undistributed foreign earnings were deemed distributed to IR. Accordingly, the Company concluded that it would not repatriate any foreign earnings during 2005.
      For the predecessor periods, the tax expense reflected in the Combined Statement of Income related to Dresser-Rand UK Ltd., a United Kingdom (UK) incorporated entity, has been presented on a separate company basis as though Dresser-Rand UK Ltd. had filed stand-alone income tax returns. Under operation of UK tax law, tax losses incurred by IR subsidiaries may be surrendered to Dresser-Rand UK Ltd. since they are part of a UK affiliated group. No formal tax sharing agreement existed between the Predecessor and IR.

13.	Long-Term Debt

Senior Secured Credit Facility
      In connection with the Acquisition, the Company and certain of its foreign subsidiaries entered into the Senior Secured Credit Facility with a syndicate of lenders. The obligations of the Company under the Senior Secured Credit Facility are collateralized by mortgages on certain real property and have been guaranteed by the direct material domestic subsidiaries of the Company and the Company’s direct parent, D-R Interholding, LLC and the obligations of each foreign subsidiary borrower under the Senior Secured Credit Facility have been guaranteed by the Company, the Company’s direct parent, D-R Interholding, LLC, the direct material subsidiaries of such foreign subsidiary borrower and the direct material domestic subsidiaries of the Company. The Senior Secured Credit Facility consists of a $395.0 million term loan facility (€ 78.5 million of which is denominated in Euros) and a $350.0 million revolving credit facility. The term loan facility requires interest to be paid not less frequently than quarterly. The principal amount outstanding under the revolving credit facility is due and payable in full at maturity, at October 29, 2009. The

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
term loan facility carried an average interest rate of 5.789% at December 31, 2005. There were no borrowings under the revolving credit facility at December 31, 2005.
      Dollar-denominated revolving borrowings under the Senior Secured Credit Facility bear interest, at the Company’s election, at either (x) a rate equal to an applicable margin ranging from 2.0% to 2.5%, depending on the Company’s leverage ratio, plus a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (y) a rate equal to an applicable margin ranging from 1.0% to 1.5%, depending on the Company’s leverage ratio plus a base rate determined by reference to the highest of (1) the rate that the administrative agent announces from time to time as its prime or base commercial lending rate, (2) the three month certificate of deposit rate plus 1/2 of 1% and (3) the federal funds rate plus 1/2 of 1%. Euro-denominated revolving borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin ranging from 2.0% to 2.5%, depending on the Company’s leverage ratio, plus a EURIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowings for the interest period relevant to such borrowings adjusted for certain additional costs. As of December 31, 2005, the Company had issued $181.2 million of letters of credit under the revolver.
      In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the un-utilized commitments at a rate ranging from 0.375% to 0.5% per annum depending on the Company’s leverage ratio. The Company will also pay letter of credit fees equal to the applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each such letter of credit.
      In general, the Senior Credit Facility requires that certain net proceeds related to the asset sales, incurrence of additional debt, casualty settlements and condemnation awards and excess cash flow may be required to be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial tests, (including maximum net leverage and a minimum interest coverage ratio) and certain other limitations governing, among others, such matters as Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to corporate documents that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Company was temporarily out of compliance of its obligation under the senior credit facility to provide financial statements to lenders for the years ended December 31, 2004 and 2005, no later than 120 days and 90 days, respectively, after the end of those years. This was remedied by delivery of the financial statements within the 30-day cure period as provided for in the terms and conditions of the Senior Secured Credit Facility.
      To fund part of the Acquisition, the Company and the foreign subsidiary borrowers borrowed the entire $395.0 million under the term loan facility. At the time of the acquisition, the Company issued $127.7 million of letters of credit under the revolver pursuant to its obligations under the Acquisition Agreement to indemnify IR with respect to any liability incurred in connection with certain letters of credit issued by IR on behalf of the Company.

Senior Subordinated Notes
      In conjunction with the Acquisition, the Company issued $420.0 million of 7 3/8% senior subordinated notes. The Senior Subordinated Notes mature on November 1, 2014, and bear interest at a rate of 7 3/8 % per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem any of the notes beginning on November 1, 2009, at a redemption price of 103.688% of their principal amount, plus accrued interest. The redemption price will decline each year after 2009 and will be 100% of their principal amount, plus accrued interest, beginning on November 1, 2012. The Company may also redeem any of the notes at any time prior to November 1, 2009, at a redemption price equal to 100% of the principal amount of notes to be redeemed, plus a premium (based on a formula set forth in senior subordinate indenture) and accrued interest. In addition, at any time prior to November 1, 2007, the Company may redeem up to 35% of the notes at a redemption price of 107.375% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of capital stock. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of notes originally issued under the indenture governing the notes remains outstanding.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. The Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. The Senior Subordinated Notes also contain covenants requiring the Company to submit to the Trustee or holders of the notes certain financial reports that would be required to be filed with the SEC.
      The Company was obligated to use commercially reasonable efforts to register the senior subordinated notes under the Securities Act and consummate an exchange offer no later than August 19, 2005. The Company was unable to meet this requirement. Under the indenture, the annual interest on the Senior Subordinated Notes increased by (1) 0.25% per annum for the first 90 days following August 19, 2005, and (2) increased or will increase 0.25% per annum at the beginning of each subsequent 90-day period, up to a maximum of 1.0% per annum until the exchange offer is consummated. The Company filed a registration statement with the Securities and Exchange Commission to register the notes and effect the exchange offer. The increased interest rate will cease upon effecting the exchange.
      Long-term debt consisted of the following:

	Successor

	December 31,

	2005	2004

	(In thousands of
	dollars)
Senior Subordinated Notes	$370,000	$420,000
Senior Secured Credit Facility	228,023	400,474
Other Debt	114	205

Total long term debt	598,137	820,679
Less: current maturities	—	(4,015)

Total non current long term debt	$598,137	$816,664

      At December 31, 2005, the Company’s total long-term debt principal maturities were as follows:

	Senior	Senior Secured
	Subordinated	Credit Facility
	Notes	and Other Debt	Other Debt	Total

(In thousands of dollars)
2006	$—	$—	$—	$—
2007	—	—	114	114
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—
2011 and after	370,000	228,023	—	598,023

	$370,000	$228,023	$114	$598,137

      Intercompany interest expense charges recognized by the Predecessor, paid to IR, for the period from January 1, 2004 through October 29, 2004, and for the year ended December 31, 2003, of $1.2 million are included in interest expense (income) reflected on the Statement of Operations.

14.	Pension Plans
      The defined benefit plan covering salaried and non-union hourly employees was frozen effective March 31, 1998. The plan was replaced with a defined contribution plan. The benefits for certain bargaining unit employees included in the defined benefit plan were not frozen. The Company’s U.S. salaried plans generally provide benefits based on a final average earnings formula. The Company’s hourly pension plans provide benefits under flat

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
formulas. Non-U.S. plans provide benefits based on earnings and years of service. Most of the non-U.S. plans require employee contributions based on the employee’s earnings.
      Information regarding the Company’s and the Predecessor’s pension plans is as follows:

	Successor

	December 31,

	2005	2004

	(In thousands of
	dollars)
Change in projected benefit obligations
Benefit obligation at beginning of the period	$317,498	$308,712
Service cost	5,112	870
Interest cost	17,119	2,884
Employee contributions	221	62
Expenses paid	(395)	—
Actuarial losses	12,132	3,035
Benefits paid	(13,831)	(2,464)
Foreign exchange impact	(11,072)	4,399

Benefit obligation at end of the period	$326,784	$317,498

Change in plan assets
Fair value at beginning of the period	$243,132	$240,025
Actual return on assets	20,433	2,460
Company contributions	10,155	495
Employee contributions	221	62
Expenses paid	(395)	—
Benefits paid	(13,831)	(2,464)
Foreign exchange impact	(6,858)	2,554

Fair value of assets at end of the period	$252,857	$243,132

	Successor

	December 31,

	2005	2004

	(In thousands of
	dollars)
Funded status
Plan assets less than benefit obligations	$(73,927)	$(74,366)
Unrecognized
Net transition obligation	—	—
Prior service costs	—	—
Plan net losses (gains)	14,276	3,816
Contributions after measurement date	108	—

Net amount recognized	$(59,543)	$(70,550)

Costs included in the balance sheet
Prepaid benefit cost	$—	$—
Accrued benefit liability	(68,908)	(72,062)
Accumulated other comprehensive income	9,257	1,512
Contributions after measurement date	108	—

Net amount recognized	$(59,543)	$(70,550)

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Increases in accumulated other comprehensive income of $7,745 for the year ended December 31, 2005 and $1,512 for the period from October 30 through December 31, 2004 were charged to Accumulated Other Comprehensive Income in the Balance Sheet net of taxes of $2,665 and $590, respectively.

	Successor

	December 31,

	2005	2004

Weighted-average assumptions used, benefit obligations
Discount rate
U.S. plans	5.65%	5.75%
Non-U.S. plans	4.89%	5.31%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	3.66%	3.75%
      The Company develops the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow requirements of the pension plan.
      The components of the pension related expense include the following:

	Successor		Predecessor

		Period from	Period from
		October 30	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
Service cost	$5,112	$870	$3,801	$4,643
Interest cost	17,119	2,884	16,903	19,704
Expected return on plan assets	(19,377)	(3,207)	(21,173)	(19,329)
Net amortization of unrecognized
Transition amount	—	—	1	—
Prior Service Cost	—	—	453	1
Plan net losses	—	—	3,375	5,257

Net pension expense (income)	$2,854	$547	$3,360	$10,276

	Successor		Predecessor

		Period from	Period from
		October 30	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

Weighted-average assumptions used, net periodic pension cost
Discount rate
U.S. plans	5.75%	5.75%	6.00%	6.75%
Non-U.S. plans	5.31%	5.31%	5.75%	5.75%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A	4.00%
Non-U.S. plans	3.75%	3.75%	3.75%	3.00%
Expected return on plan assets
U.S. plans	8.50%	8.50%	8.75%	8.75%
Non-U.S. plans	7.09%	7.09%	7.50%	7.50%

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The accumulated benefit obligation for pension plans was $313.5 million at December 31, 2005, and $306.2 million as of December 31, 2004.
      The Company uses an annual measurement date of November 30 for substantially all of its pension plans for the years presented. The expected long-term rates of return on plan assets are determined as of the measurement date. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five years. The actual rate of return for plan assets over the last ten- and fifteen-year periods have exceeded the expected rate of return used. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.
      The weighted average asset allocations of the Company’s pension plans by asset category are as follows:

	Successor

	December 31,

	2005	2004

Asset category*
Equity securities	62.6%	58.1%
Debt securities	36.1%	35.0%
Other (including cash)	1.3%	6.9%

Total	100.0%	100.0%

*	Reflects weighted average percentage allocations of U.S. and non-U.S. plans.
      The Company’s investment objectives in managing its defined benefit plan assets are to provide reasonable assurance that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies requirements. Key investment decisions reviewed regularly are asset allocations, investment manager structure, investment managers, investment advisors and trustees or custodians. An asset/liability modeling study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. The Company’s current strategic global asset allocation for its pension plans is 60% in equities securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The rebalancing strategy is reviewed quarterly if cash flows are not sufficient to rebalance the plans and appropriate action is taken to bring the plans within the strategic allocation ranges.
      The Company’s policy is to contribute the minimum required amount, as defined by law, and additional discretionary amounts up to the limitations imposed by the applicable tax codes. The Company currently projects that it will contribute approximately $9.2 million to its funded plans worldwide in 2006. Most of the non-U.S. plans require employee contributions based on the employees’ earnings.
      Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $14.1 million in 2006, $14.6 million in 2007, $15.7 million in 2008, $16.9 million in 2009, $18.0 million in 2010 and $101.5 million for the years 2011 to 2015.

Defined Contribution Plans
      Most of the Company’s and Predecessor’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and amounted to approximately $10.6 for the year ended December 31, 2005, $1.9 million for the period from October 30, 2004 through December 31, 2004, $7.9 million for the period from January 1, 2004 through October 29, 2004, and $8.8 million for the year ended December 31, 2003. The Company’s and Predecessor’s costs relating to non-U.S. defined contribution plans,

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
insured plans and other non-U.S. benefit plans were approximately $0.7 million for the year ended December 31, 2005, $0.1 million for the period from October 30, 2004 through December 31, 2004, $0.3 million for the period from January 1, 2004 through October 29, 2004, and $0.9 million the year ended December 31, 2003.

15.	Postretirement Benefits other than Pensions
      The Company sponsors postretirement plans that cover certain eligible U.S. employees. These plans provide for health care benefits and in some instances, life insurance benefits. Postretirement health plans generally are contributory and adjusted annually. Life insurance plans are non-contributory. In 1997, the Predecessor amended its postretirement benefit plans for salaried and hourly employees to eliminate medical benefit coverage for all future retirees except for grandfathered employees. An eligible retiree’s health care benefit coverage is coordinated with Medicare. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.
      Summary information on the Company’s and the Predecessor’s plans was as follows:

	Successor

	December 31,

	2005	2004

	(In thousands of
	dollars)
Change in benefit obligations
Benefit obligation at beginning of the period	$47,568	$46,818
Service cost	1,998	301
Interest cost	2,735	449
Actuarial losses (gains)	1,828	—
Acquisitions	786	—
Benefits paid	(11)	—

Benefit obligation at end of the period	$54,904	$47,568

Funded status
Plan assets less than benefit obligations	$(54,904)	$(47,568)
Unrecognized
Plan net losses	1,828	—
Contributions after measurement date	4	—

Accrued costs in the balance sheet	$(53,072)	$(47,568)

      The components of net periodic postretirement benefits cost were as follows:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
Service cost	$1,998	$301	$1,599	$1,935
Interest cost	2,735	449	9,323	11,907
Net amortization of unrecognized prior service gains	—	—	(861)	(258)
Net amortization of loss	—	—	3,011	949

Net periodic postretirement benefits cost	$4,733	$750	$13,072	$14,533

      Benefit payments for postretirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $0.08 million in 2006, $0.21 million in 2007,

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
$0.50 million in 2008, $0.85 million in 2009, $1.25 million in 2010 and $13.84 million for the years 2011 to 2015. As a result of the Medicare Part D subsidy, we expect our 2011 to 2015 retiree medical benefit payments to be approximately $0.19 million lower than they otherwise would have been as a result of the Medicare Act.
      The Company uses an annual measurement date of November 30 for substantially all of its postretirement benefit plans for all years presented.

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

Weighted-average discount rate assumption used to determine
Benefit obligations at end of period	5.80%	5.75%	6.00%	6.00%
Net periodic benefit cost for the period ended February 15, 2003	N/A	N/A	N/A	6.75%
Net periodic benefit cost for the remaining period	5.75%	5.75%	6.00%	6.50%
Assumed health care cost trend rates
Current year trend rate	10.00%	11.00%	11.00%	11.00%
Ultimate trend rate	5.00%	5.00%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2011	2010	2010	2010
      The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.
      A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects as of and for the year ended December 31, 2005:

	1%	1%
	Increase	Decrease

	(In thousands
	of dollars)
Effect on total service and interest cost components	$1,000	$(800)
Effect of postretirement benefit obligations	10,900	(8,700)

16.	Financial Instruments
      The Company and the Predecessor maintained significant operations in countries other than the United States. As a result of these global activities, the Company and the Predecessor were exposed to changes in foreign currency exchange rates which affected the results of operations and financial condition. The Company and the Predecessor managed exposure to changes in foreign currency exchange rates through their normal operating and financing activities, as well as through the use of financial instruments. Generally, the only financial instruments the Company and the Predecessor utilized were forward exchange contracts. At December 31, 2005 and 2004, all forward exchange contracts are recorded in the balance sheet at estimated fair value with the net change in fair value recorded in the statement of operations.
      The carrying value of cash, accounts receivable, short-term borrowings and accounts payable were a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of debt obligations at fair value as of December 31, 2005, is approximately $608 million.

17.	Commitments and Contingencies
      In late 2000, the Predecessor entered into a contract with Shell Petroleum Development Corporation (SPDC) for the refurbishment of 20-year old compressor stations for the Nigerian Gas Company (NGC). These stations are located in the Warri district in the western part of Nigeria.
      In August 2003, for the safety of personnel, all of the Predecessor’s employees were evacuated from Warri following consultation with independent security advisors, and as such, exercised a force majure clause in the contract with SPDC, effectively canceling the project. As a result, the Predecessor and SPDC entered into

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
negotiations to settle all claims and costs associated with the contract. The settlement process was brought forth to the SPDC Main Tender Board. At December 31, 2004, the gross outstanding accounts receivable balance with SPDC related to the NGC contract was $15.8 million. In April 2005, Shell confirmed that the SPDC Major Tender Board had approved the Company’s claim. The receivable is classified as a current asset in trade accounts receivable at December 31, 2004, as the Company liquidated the receivable in 2005.
      In July 2005, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues for the years 2000 through 2005. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October, 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May, 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and have had preliminary discussions with the Department. The Department’s review of this matter is in a very preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity. In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.
      The Company is involved in various litigation, claims and administrative proceedings, including environmental matters, arising in the normal course of business. In assessing its potential environmental liability, the Company bases its estimates on current technologies and does not discount its liability or assume any insurance recoveries. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that recovery or liability with respect to these matters would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company or Predecessor for any year.
      The Equity Purchase Agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, IR will remain responsible without time limitations for known environmental conditions as of the Closing Date that meet certain requirements set forth in the Equity Purchase Agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination. The Company and IR have agreed on all significant matters for which IR will remain responsible.
      Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was approximately $8.1 million for the year ended December 31, 2005, $1.5 million for the period from October 30, 2004 through December 31, 2004, $10.8 million for the period from January 1, 2004 through October 29, 2004, and $11.9 million in 2003. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter are as follows: $7.2 million in 2006, $5.2 million in 2007, $2.1 million in 2008, $0.5 million in 2009, $0.3 million in 2010 and thereafter.

18.	Warranties
      The product warranty liability represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty accrual is provided for at the time of revenue recognition based on historical experience. Accruals are adjusted as required.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table represents the changes in the product warranty accrued liability:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through
	December 31,	December 31,	October 29,
	2005	2004	2004

	(In thousands of dollars)
Beginning balance	$21,078	$20,319	$23,699
Provision for warranties issued during period	13,502	1,194	6,811
Adjustments to warranties issued in prior periods	1,733	389	1,813
Payments during period	(13,131)	(1,732)	(12,633)
Translation	(1,671)	908	629

Ending balance	$21,511	$21,078	$20,319

      Certain 2004 amounts in the above table have been reclassified to conform to their 2005 classification.

19.	Incentive Plans

Successor incentive plan
      The amended and restated limited liability company agreement of Dresser-Rand Holdings, LLC (“Dresser-Rand Holdings, LLC Agreement”) permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition, several of the Company’s executives, including the Chief Executive Officer and four other of the most members highly compensated executive officers, purchased common units in Dresser-Rand Holdings, LLC for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Dresser-Rand Holdings, LLC, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Dresser-Rand Holdings, LLC at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below the market price resulting in a “cheap stock” charge to expense at that time of $2.4 million for the sale of the units. The Company accounts for the transactions between Dresser-Rand Holdings, LLC and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
      The service units were granted without any remuneration. The service units vest over a period of 5 years and have 10 year contractual terms. The service units provide for accelerated vesting if there is a change in control, as defined in the Dresser-Rand Holdings, LLC Agreement. Vested service units convert to common units of Dresser-Rand Holdings, LLC upon termination for any reason, death or disability. In certain circumstances, unvested service units will also convert into common units of Dresser-Rand Holdings, LLC.
      The fair value of each service unit is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions described in the following table. Expected volatilities are based on historical volatilities of several comparable guideline companies in the oil and gas compressor and turbine manufacturing industries. The Company utilized First Reserve’s historical experience to estimate the expected term within the valuation model. The risk-free interest rate is based on the rate currently available for zero coupon U.S. Government issues in effect at the time of grant for the term equal to the expected life of the service units being valued.

	2005	2004

Expected volatility	36.20%	36.20%
Expected dividend yield	0%	0%
Expected average term (in years)	4.0	4.0
Risk-free interest rate	3.80%	3.18%

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The compensation cost that has been charged against income for these arrangements was approximately $1.6 million for the year ended December 31, 2005, and $75,000 for the period from October 30, 2004 through December 31, 2004. No income tax benefit was recognized in the income statement for these share-based compensation arrangements.
      The estimated fair value of service units granted in 2005 and 2004 was $2.6 million and $3.4 million, respectively. At December 31, 2005, there was $4.9 million of total unrecognized compensation cost related to the service units. The cost is expected to be recognized over the remaining vesting period.
      The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Dresser-Rand Holdings, LLC Agreement, including (i) funds affiliated with First Reserve receiving an amount of cash in respect of their ownership interest in Dresser-Rand Holdings, LLC that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Dresser-Rand Holdings, LLC. The Company will recognize a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units at the grant date when the exit units vest.
      During 2005, our Board of Directors approved the Dresser-Rand Group Inc. 2005 Stock Incentive Plan under which stock based compensation in the form restricted shares or options may be awarded. The fair value of grants made during 2005 was $0.9 million. Expense for grants under the plan for 2005 was about $0.1 million. At December 31, 2005, 4,208,698 shares were available for future grants and unrecognized deferred compensation to be recognized over the vesting period for existing grants was about $0.8 million.

Predecessor stock incentive plan
      Certain employees of the Predecessor were eligible to participate in stock option plans of IR. The plans granted employees options to purchase Class A common shares of IR at prices not less than the fair market value at the date of the grant. Options become exercisable ratably over a three-year period from their date of grant and expire at the end of ten years. The plans, approved in 1998, also authorized stock appreciation rights (SARs) and stock awards, which resulted in compensation expense.
      Under SFAS No. 123, compensation cost for the applicable provisions of the Predecessor incentive stock plans would be determined based upon the fair value at the grant date for awards issued. The average fair values of the options granted during the period from January 1, 2004 to October 29, 2004, and the year ended December 31, 2003, were estimated at $22.74 and $13.10, respectively, on the date of grant, using the Black-Scholes option-pricing model, which included the following assumptions:

	Predecessor

	Period from
	January 1 through	Year Ended
	October 29,	December 31,
	2004	2003

Dividend yield	1.19%	1.75%
Volatility	39.34%	39.83%
Risk-free interest rate	3.28%	3.12%
Expected life	5 years	5 years

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Changes in options outstanding under the plans were as follows:

	Shares Subject	Option Price	Weighted Average
	to Option	Range per Share	Exercise Price

January 1, 2003	592,058	33.67 - 53.03	45.04
Granted	162,220	39.05	39.05
Exercised	(117,634)	33.67 - 53.03	45.35
Cancelled	(23,222)	39.05 - 53.05	42.91

December 31, 2003	613,422	39.05 - 53.03	44.25
Granted	136,610	64.37	46.96
Exercised	(82,299)	39.05 - 53.03	46.14
Cancelled	(107,272)	39.05 - 64.37	47.84

October 29, 2004	560,461	$39.05 - 64.37	$47.77

      Stock options granted to employees were for the purchase of Class A common stock of IR and remained obligations solely of IR following the Acquisition.

20.	Significant Customers and Concentration of Credit Risk
      The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the year ended December 31, 2005, and the periods from October 30, 2004 through December 31, 2004, and from January 1, 2004 through October 29, 2004, no one customer comprised more than 10% of the sales volume. In 2003, the Predecessor had one customer, BP, whose sales were approximately 11% of total sales.
      The Company has operations and or does business in various non-U.S. countries. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company. The Company believes that it has controls and processes in place to minimize the impact such events, should they occur in the future.

21.	Other Income (Expense)
      Other income (expense) includes the following:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
New York State Grant	$—	$—	$—	$(1,289)
Equity on earnings (losses) of partially owned affiliates	(560)	194	(1,013)	(133)
Foreign currency gains (losses)	(2,165)	(1,023)	2,069	(4,406)
Casualty losses	—	—	—	(2,750)
Other	(122)	(1,017)	826	(624)

Total other income/(expense), net	$(2,847)	$(1,846)	$1,882	$(9,202)

      Casualty losses in 2003 primarily represent a loss the Predecessor experienced as a result of a fire at a warehouse in Nigeria.
      In 2002, the Predecessor received $10.0 million of grant funds from the New York State Empire Development Corporation (ESDC). The grants were designated to provide resources for workforce development and capital equipment. The Predecessor recorded $8.0 million of these grants as income in other income (expense) and $2.0 million as a reduction in basis of acquired property and equipment in the 2002 accounts. The grant vests over a

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
five-year period beginning in 2001 based on three criteria. First, the Predecessor was required to keep three factories open in New York State. Second, the Predecessor was required to relocate its headquarters to Olean, New York. Third, the Predecessor would commit to certain employment levels at each year end. The grant vested ratably over a five year period commencing in 2001 (a retroactive component of the grant) and concluding in 2005. Prior to the end of 2003, the Predecessor and ESDC restructured the grant to reflect the then existing business environment. As a result of this negotiation, the committed employment levels were adjusted from 2,500 to 2,200 and the grant was reduced from the original $10.0 million to $8.4 million. On the basis of the adjusted grant level, the Predecessor agreed to reimburse ESDC in the amount of $1.6 million, ratably, over a three-year period, beginning in December 2003. The Predecessor has recorded in the 2003 accounts $1.3 million of this reimbursement as a component of other income (expense) and $0.3 million as an adjustment to the related property and equipment. At December 31, 2005, the Company’s New York State employment level was adequate to meet the requirements of the grant.

22.	Royalty Agreement
      In September of 2000, the Predecessor sold to Volvo Aero Corporation (“Volvo”) the rights to provide aftermarket support for certain gas turbine engines, and certain related equipment, inventory and know-how needed for Volvo to operate the acquired aftermarket business. Under the purchase agreement, Volvo pays royalties based on revenues Volvo earns from operation of aftermarket business until December 31, 2005. The royalty agreement states that Volvo shall pay 25% of the net revenues of Volvo’s “990” aftermarket business, commencing January 1, 2002. A similar royalty was paid for 2003 (25%), 2004 (30%) and 2005 (30%). Due to the nature of this agreement, an intangible was recorded on the Successor accounts in the amount of $2.3 million at the acquisition date. Pursuant to the agreement, the Predecessor recorded approximately $1.3 million revenue and income for the year ended December 31, 2005, $1.2 million in the period from January 1, 2004 through October 29, 2004, and $1.7 million in the year ended December 31, 2003. This revenue is recorded within the caption “Other operating revenue” in the accompanying combined income statements.

23.	Segment Information:
      The Company has two reportable segments based on the engineering and production processes, and the products and services provided by each segment, identified as follows:

1) New Units — are highly engineered solutions to new customer requests. The segment includes engineering, manufacturing, sales and administrative support.

2) Aftermarket Parts and Services — consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
      We evaluate performance based on the operating income from each segment. Operating income excludes interest, other expense such as currency and equity losses, and taxes.
      A third category, “unallocable” is also disclosed. This category is for expenses and assets that do not belong to either reportable segment because of the nature of the expense or asset. Expenses included as “unallocable” are all IR allocations, shared services, research and development expenses, and restructuring charges, none of which are directly allocable to either of the two reportable segments. The only assets that are directly allocable to either of the two reportable segments are trade accounts receivable, net inventories, and goodwill. All other assets such as cash, prepaid expenses, deferred taxes, and long term assets are not directly allocable to either of the two reportable segments.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Predecessor had one customer with sales amounting to 10.8% of 2003 revenues. Revenues were in both New Units and Aftermarket Parts and Services. Supplemental information on geographic sales and long-lived assets is also provided.

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
Revenues
New units	$576,612	$77,607	$267,691	$792,974
Aftermarket parts and services	631,591	122,300	447,804	542,376

Total Revenues	$1,208,203	$199,907	$715,495	$1,335,350

Operating Income
New units	$20,847	$3,567	$(464)	$(11,445)
Aftermarket parts and services	141,374	30,571	85,039	98,159
Unallocable	(46,095)	(8,134)	(35,492)	(47,647)

Total Operating Income	$116,126	$26,004	$49,083	$39,067

Depreciation and Amortization
New units	$29,496	$5,775	$9,201	$16,678
Aftermarket parts and services	31,939	10,494	13,514	12,431

Total Depreciation and Amortization	$61,435	$16,269	$22,715	$29,109

Goodwill
New units	$114,829	$123,831		$506
Aftermarket parts and services	278,471	299,499		9,708

Total Goodwill	$393,300	$423,330		$10,214

Total Assets (including Goodwill)
New units	$253,696	$270,563		$144,292
Aftermarket parts and services	541,605	564,253		246,166
Unallocable	862,570	916,258		673,417

Total Assets	$1,657,871	$1,751,074		$1,063,875

Revenues by Destination(a)
North America	$498,620	$77,700	$275,941	$547,777
Latin America	156,923	30,660	139,898	106,635
Europe	231,393	26,591	113,461	331,366
Asia-Pacific	135,594	21,482	94,291	128,945
Middle East, Africa	185,673	43,474	91,904	220,627

Total Revenues	$1,208,203	$199,907	$715,495	$1,335,350

Long-Lived Assets by Geographic Area
North America	$169,031	$159,060		$75,783
Latin America	3,065	2,531		1,617
Europe	49,681	58,860		18,006
Asia-Pacific	6,890	6,313		6,028
Middle East, Africa	4	—		4

Total Long-Lived Assets	$228,671	$226,764		$101,438

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2005, the sales to customers in Norway and Venezuela comprised 6.2% and 5.3%, respectively, of total revenues. For the period October 30, 2004 through December 31, 2004, the sales to customers in, Canada, Venezuela and Russia comprised 6.0%, 8.5% and 5.5%, respectively, of total revenues. For the period from January 1, 2004 through October 29, 2004, sales to customers in Brazil and Venezuela comprised 6.7% and 6.8%, respectively, of total revenues. For the year ended December 31, 2003, sales to customers in Norway and Libya comprised 9.6% and 5.3%, respectively, of total revenues. No other sales within individual countries exceeded 5% of the total revenues in any year presented.

24.	Selected Unaudited Quarterly Financial Data:

	Predecessor

	Three Months Ended
				Period from
	March 31,	June 30,	September 30,	October 1 through
	2004	2004	2004	October 29, 2004

	(In thousands of dollars)
Total revenues	$170,348	$269,883	$217,263	$58,001
Gross profit	47,583	53,637	57,066	19,167
Net income	3,310	13,370	21,052	4,419

	Successor

		Three Months Ended
	Period from
	October 30 through	March 31,	June 30,	September 30,	December 31,
	December 31, 2004	2005	2005	2005	2005

	(In thousands, except per share data)
Total revenues	$199,907	$234,000	$302,478	$309,759	$361,966
Gross profit	50,343	47,709	63,778	76,905	98,847
Net income (loss)	7,229	(4,018)	(1,525)	10,434	32,204
Net income (loss) per share basic and diluted	0.13	(0.07)	(0.03)	0.15	0.38

25.	Supplemental Cash Flow Information:

	Successor		Predecessor

		Period from	Period from
	Year Ended	October 30 through	January 1 through	Year Ended
	December 31,	December 31,	October 29,	December 31,
	2005	2004	2004	2003

	(In thousands of dollars)
Cash paid during the period for interest	$50,475	$2,930	$888	$2,195
Income taxes paid, net of refunds	26,992	3,337	7,566	8,554
      Interest income includes $2.6 million and $1.7 million of net interest income from IR affiliates in the period from January 1,2004 through October 29, 2004, and the year ended December 31, 2003, respectively. The amounts shown as cash paid for interest include payments on third-party borrowings only.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

26.	Supplemental Guarantor Financial Information:
      In connection with the Acquisition, the Company issued $420 million of senior subordinated notes. The following subsidiaries, all of which are wholly owned, guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company and Dresser-Rand Global Services, LLC. The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

D-R Central Service GmbH & Co. KG	Germany
D-R Holdings (France) S.A.S.	France
D-R Holdings (Germany) GmbH	Germany
D-R Holdings (Netherlands) B.V.	Netherlands
D-R Holdings Norway AS	Norway
D-R Management GmbH	Germany
D-R Nadrowski Holdings GmbH	Germany
Dresser-Rand & Enserv Services Sdn. Bhd.	Malaysia
Dresser-Rand (Nigeria) Ltd.	Nigeria
Dresser-Rand (SEA) Pte. Ltd.	Singapore
Dresser-Rand (SEA) Pte. Ltd.	Australia
Dresser-Rand (U.K.) Ltd.	United Kingdom
Dresser-Rand AS	Norway
Dresser-Rand Asia Pacific Sdn. Bhd.	Malaysia
Dresser-Rand Asia Pacific Sdn. Bhd.	Singapore
Dresser-Rand B.V.	Netherlands
Dresser-Rand Canada, Inc.	Canada
Dresser-Rand CIS	Moscow
Dresser-Rand Comercio e Industria Ltda.	Brazil
Dresser-Rand Company Ltd.	United Kingdom
Dresser-Rand Compressor (Suzhou) Ltd.	China
Dresser-Rand Compressor Co., Ltd. Shanghai (60% owned)	China
Dresser-Rand de Mexico S.A. de C.V.	Mexico
Dresser-Rand de Venezuela, S.A.	Venezuela
Dresser-Rand do Brasil, Ltda. (75% owned)	Brazil
Dresser-Rand GmbH	Germany
Dresser-Rand Holding (Delaware) LLC	Delaware
Dresser-Rand Holding Company	Venezuela
Dresser-Rand Holdings (U.K.) Ltd.	United Kingdom
Dresser-Rand India Private Limited	India
Dresser-Rand International B.V.	Netherlands
Dresser-Rand Italia S.r.1.	Italy
Dresser-Rand Japan Ltd.	Japan
Dresser-Rand Machinery Repair Belgie N.V.	Belgium
Dresser-Rand Nadrowski Turbinen GmbH	Germany
Dresser-Rand Overseas Sales Company Ltd.	Delaware
Dresser-Rand S.A.	France
Dresser-Rand S.A. Representative Office (Moscow)	Moscow
Dresser-Rand S.A. Representative Office (Uzbekistan)	Uzbekistan
Dresser-Rand s.r.o.	Czech Republic

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Non-Guarantor Subsidiaries	Jurisdiction

Dresser-Rand Sales Company S.A.	Switzerland
Dresser-Rand Services B.V.	Netherlands
Dresser-Rand Services, S. de R.L. de C.V.	Mexico
Dresser-Rand Services, S.a.r.1	Switzerland
Multiphase Power and Processing Technologies, LLC	Delaware
PT Dresser-Rand Services Indonesia	Indonesia
Turbodyne Electric Power Corporation	United States of America
UZ-DR Service Center (51% owned)	Uzbekistan
      The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents the balance sheets as of December 31, 2005 and 2004 (Successor) and statements of operations and cash flows, for the year ended December 31, 2004, and the period from October 30, 2004 through December 31, 2004, (Successor) and the period from January 1, 2004 through October 29, 2004, and the year ended December 31, 2003 (Predecessor). For the Successor periods condensed consolidating financial statements, the column titled “Issuer” represents Dresser-Rand Group, Inc. and such presentation has been applied to the Predecessor condensed combining financial statements. The condensed consolidating and combining financial information presents investments in consolidated subsidiaries using the equity method of accounting.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (SUCCESSOR)
For the Year ended December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

	(In thousands of dollars)
Net sales	$—	$815,607	$506,342	$(113,746)	$1,208,203
Cost of goods sold	—	654,302	381,288	(107,568)	928,022

Gross profit	—	161,305	125,054	(6,178)	280,181
Selling and administrative expenses	6,108	103,053	57,954	(3,060)	164,055

Income from operations	(6,108)	58,252	67,100	(3,118)	116,126
Equity earnings (losses) in affiliates (net of tax)	96,520	12,168	—	(108,688)	—
Interest (expense) income, net	(52,844)	372	(4,565)	—	(57,037)
Intercompany interest and fees	5,479	3,392	(8,871)	—	—
Other income (expense), net	(3,869)	(794)	(1,872)	—	(6,535)

Income (loss) before income taxes	39,178	73,390	51,792	(111,806)	52,554
Provision for income taxes	2,083	—	13,376	—	15,459

Net (loss) income	$37,095	$73,390	$38,416	$(111,806)	$37,095

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

	(In thousands of dollars)
ASSETS
Cash and cash equivalents	$—	$41,587	$56,449	$—	$98,036
Accounts and notes receivables net	100	129,285	139,446	—	268,831
Inventories, net (excluding advance payments)	—	99,697	51,970	(5,905)	145,762
Prepaids expenses and deferred income taxes	4,868	5,767	26,151	—	36,786

Total current assets	4,968	276,336	274,016	(5,905)	549,415
Investment in affiliates	1,042,089	50,658	—	(1,092,747)	—
Property, plant, and equipment, net	—	168,434	60,237	—	228,671
Intangible assets, net	—	523,020	331,199	—	854,219
Other assets	17,146	5,360	3,060	—	25,566

Total assets	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,652	$155,322	$230,139	$—	$393,113
Loans payable	—	—	67	—	67

Total current liabilities	7,652	155,322	230,206	—	393,180
Long-term debt	532,160	—	65,977	—	598,137
Intercompany accounts	5,750	(104,901)	99,151	—	—
Other noncurrent liabilities	3,981	105,066	42,847	—	151,894

Total liabilities	549,543	155,487	438,181	—	1,143,211

Common Stock	855	—	—	—	855
Other stockholders’ equity	513,805	868,321	230,331	(1,098,652)	513,805

Total stockholders’ equity	514,660	868,321	230,331	(1,098,652)	514,660

Total liabilities and stockholders’ equity	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
For the year ended December 31, 2005

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

	(In thousands of dollars)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(27,841)	$169,627	$68,898	$1,738	$212,422

Cash flows from investing activities:
Capital expenditures	—	(11,003)	(4,531)	—	(15,534)
Proceeds from sale of property, plant and equipment	—	287	734	—	1,021
Proceeds from sale of equity investment	—	10,000	—	—	10,000
Acquisitions, net of cash	(54,970)	—	—	—	(54,970)

Net cash provided by (used in) investing activities	(54,970)	(716)	(3,797)	—	(59,483)

Cash flows from financing activities:
Net change in debt	(167,140)	—	(45,649)	—	(212,789)
Change in intercompany accounts	197,293	(190,665)	(4,890)	(1,738)	—
Issuance of common units	1,419	—	—	—	1,419
Proceeds from initial public offering	608,925	—	—	—	608,925
Dividends paid	(557,686)	—	—	—	(557,686)

Net cash provided by (used in) financing activities	82,811	(190,665)	(50,539)	(1,738)	(160,131)

Effect of exchange rate changes	—	—	(6,272)	—	(6,272)

Net increase (decrease) in cash & cash equivalents	—	(21,754)	8,290	—	(13,464)
Cash and cash equivalents, beginning of period	—	63,341	48,159	—	111,500

Cash and cash equivalents, end of period	$—	$41,587	$56,449	$—	$98,036

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME (SUCCESSOR)
For the Period from October 30, 2004 through December 31, 2004

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

	(In thousands of dollars)
Net sales	$—	$123,431	$88,181	$(11,705)	$199,907
Cost of goods sold	56	98,234	65,819	(11,705)	152,404

Gross Profit	(56)	25,197	22,362	—	47,503
Selling and administrative expenses	19	13,170	8,310	—	21,499

Income from operations	(75)	12,027	14,052	—	26,004
Equity earnings (losses) in affiliates (net of tax)	15,817	1,517	—	(17,334)	—
Interest (expense) income, net	(8,649)	(199)	(806)	—	(9,654)
Intercompany interest and fees	1,019	(2,984)	1,965	—	—
Other income (expense), net	—	32	(1,878)	—	(1,846)

Income (loss) before income taxes	8,112	10,393	13,333	(17,334)	14,504
Provision for income taxes	883	—	6,392	—	7,275

Net (loss) income	$7,229	$10,393	$6,941	$(17,334)	$7,229

CONDENSED COMBINING STATEMENT OF INCOME (PREDECESSOR)
For the Period from January 1 through October 29, 2004

			Subsidiary
		Subsidiary	Non-	Combining
	Issuer	Guarantors	Guarantors	Adjustments	Total

	(In thousands of dollars)
Net sales	$—	$429,542	$285,953	$—	$715,495
Cost of goods sold	—	332,931	210,781	—	543,712

Gross Profit	—	96,611	75,172	—	171,783
Selling and administrative expenses	—	61,864	60,836	—	122,700

Income from operations	—	34,747	14,336	—	49,083
Equity earnings (losses) in affiliates (net of tax)	42,151	(8,691)	—	(33,460)	—
Interest (expense) income, net	—	1,419	1,737	—	3,156
Other income (expense), net	—	14,096	(12,214)	—	1,882

Income (loss) before income taxes	42,151	41,571	3,859	(33,460)	54,121
Provision for income taxes	—	3,721	8,249	—	11,970

Net (loss) income	$42,151	$37,850	$(4,390)	$(33,460)	$42,151

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
December 31, 2004

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

	(In thousands of dollars)
ASSETS
Cash and cash equivalents	$—	$63,341	$48,159	$—	$111,500
Accounts and notes receivables net	32,863	99,831	132,785	—	265,479
Inventories, net (excluding advance payments)	—	112,984	62,889	—	175,873
Prepaid expenses and deferred income taxes	—	4,222	17,479	—	21,701

Total current assets	32,863	280,378	261,312	—	574,553
Investment in affiliates	919,711	43,720	—	(963,431)	—
Property, plant, and equipment, net	—	158,342	68,422	—	226,764
Intangible assets, net	—	532,843	370,074	—	902,917
Other Assets	23,560	19,676	3,604	—	46,840

Total Assets	$976,134	$1,034,959	$703,412	$(963,431)	$1,751,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,015	$105,437	$210,461	$—	$322,913
Loans payable	2,800	—	3,949	—	6,749

Total current liabilities	9,815	105,437	214,410	—	329,662
Long-term debt	696,500	—	120,164	—	816,664
Intercompany accounts	(183,078)	45,090	137,988	—	—
Other non-current liabilities	—	95,229	56,622	—	151,851

Total liabilities	523,237	245,756	529,184	—	1,298,177

Common stock	542	—	—	—	542
Other stockholders’ equity	452,355	789,203	174,228	(963,431)	452,355

Total stockholders’ equity	452,897	789,203	174,228	(963,431)	452,897

Total liabilities and stockholders’ equity	$976,134	$1,034,959	$703,412	$(963,431)	$1,751,074

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
For the period from October 30, 2004 through December 31, 2004

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

	(In thousands of dollars)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,422)	$1,439	$12,870	$7,529	$17,416

Cash flows from investing activities:
Capital expenditures	—	(929)	(862)	—	(1,791)
Acquisitions, net of cash	(1,125,148)	—	—	—	(1,125,148)

Net cash provided by (used in) investing activities	(1,125,148)	(929)	(862)	—	(1,126,939)

Cash flows from financing activities:
Net change in debt	699,300	—	114,720	—	814,020
Change in intercompany accounts	17,168	69,668	(79,307)	(7,529)	—
Cash paid for debt issuance costs	(24,007)	(6,837)	(2,654)	—	(33,498)
Issuance of common units	437,109	—	—	—	437,109

Net cash provided by (used in) financing activities	1,129,570	62,631	32,427	(7,529)	1,217,631

Effect of exchange rate changes	—	—	3,392	—	3,392

Net increase in cash & cash equivalents	—	63,341	48,159	—	111,500
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$63,341	$48,159	$—	$111,500

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED COMBINING STATEMENT OF CASH FLOWS (PREDECESSOR)
For the period from January 1 through October 29, 2004

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Combining
	Issuer	Entities	Entities	Adjustments	Total

	(In thousands of dollars)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$155,340	$(97,611)	$—	$57,729

Cash flows from investing activities:
Capital expenditures	—	(4,607)	(3,094)	—	(7,701)
Proceeds from sale of property, plant, and equipment	—	1,764	(7)	—	1,757
Proceeds from sale of marketable securities	—	1,037	—	—	1,037

Net cash provided by (used in) investing activities	—	(1,806)	(3,101)	—	(4,907)

Cash flows from financing activities:
Net change in debt	—	—	(1,015)	—	(1,015)
Change in due to (from) unconsolidated affiliates	—	(161,320)	115,402	—	(45,918)
Dividends paid	—	10,610	(15,707)	—	(5,097)

Net cash provided by (used in) financing activities	—	(150,710)	98,680	—	(52,030)

Effect of exchange rate changes	—	—	1,930	—	1,930

Net increase (decrease) in cash & cash equivalents	—	2,824	(102)	—	2,722
Cash and cash equivalents, beginning of period	—	(156)	41,693	—	41,537

Cash and cash equivalents, end of period	$—	$2,668	$41,591	$—	$44,259

CONDENSED COMBINING STATEMENT OF INCOME (PREDECESSOR)
For the Year ended December 31, 2003

			Subsidiary
		Subsidiary	Non-	Combining
	Issuer	Guarantors	Guarantors	Adjustments	Total

	(In thousands of dollars)
Net sales	$—	$648,904	$686,446	$—	$1,335,350
Cost of goods sold	—	565,595	574,559	—	1,140,154

Gross profit	—	83,309	111,887	—	195,196
Selling and administrative expenses	—	92,783	63,346	—	156,129

Income from Operations	—	(9,474)	48,541	—	39,067
Equity earnings (losses) in affiliates (net of tax)	20,365	(28,959)	—	8,594	—
Interest (expense) income, net	—	219	1,719	—	1,938
Other income (expense), net	—	20,969	(30,171)	—	(9,202)

Income (loss) before income taxes	20,365	(17,245)	20,089	8,594	31,803
Provision for income taxes	—	2,197	9,241	—	11,438

Net (loss) income	$20,365	$(19,442)	$10,848	$8,594	$20,365

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CONDENSED COMBINING STATEMENT OF CASH FLOWS (PREDECESSOR)
For the year ended December 31, 2003

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Combining
	Issuer	Entities	Entities	Adjustments	Total

	(In thousands of dollars)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$26,630	$24,333	$—	$50,963

Cash flows from investing activities:
Capital expenditures	—	(3,216)	(4,374)	—	(7,590)
Proceeds from sale of property, plant, and equipment	—	149	411	—	560
Proceeds from sale of marketable securities	—	(227)	168	—	(59)

Net cash provided by (used in) investing activities	—	(3,294)	(3,795)	—	(7,089)

Cash flows from financing activities:
Net change in debt	—	—	(58)	—	(58)
Change in due to (from) unconsolidated affiliates	—	(28,362)	(35,067)	—	(63,429)

Net cash provided by (used in) financing activities	—	(28,362)	(35,125)	—	(63,487)

Effect of exchange rate changes	—	—	1,531	—	1,531

Net increase (decrease) in cash & cash equivalents	—	(5,026)	(13,056)	—	(18,082)
Cash and cash equivalents, beginning of period	—	4,870	54,749	—	59,619

Cash and cash equivalents, end of period	$—	$(156)	$41,693	$—	$41,537

DRESSER-RAND GROUP INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the year ended December 31, 2005, the period from October 29 through December 31, 2004 (Successor), the period from January 1 through October 29, 2004 and the year ended December 31, 2003 (Predecessor)
($ in thousands)
Successor

		Additions

	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/05	Expenses	Other Accounts		Deductions		12/31/2005

Allowance for Doubtful Accounts	$14,569	$(242)	$792	(a)	$6,470	(b)	$8,649
Valuation Allowance for Deferred Tax Asset	11,993	(1,674)	(2,123	)(c)	—		8,196

Notes:

(a) —	Acquisitions

(b) —	Impact of translation of 502 and write-off of Bad Debts of 5,968.

(c) —	Impact of translation of (134) and reduction of goodwill of (1,989).

		Additions

	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	10/30/2004	Expenses	Other Accounts		Deductions		12/31/2004

Allowance for Doubtful Accounts	$14,483	$327	—		$241	(a)	$14,569
Valuation Allowance for Deferred Tax Asset	10,002	1,595	396	(b)	—		11,993

Notes:

(a) —	Impact of translation of (420), write-off of Bad Debts of 120 and reclassification of allowance related to a partially owned equity company of 541.

(b) —	Impact of translation of 773 and reduction of goodwill of (377).

Predecessor

		Additions

	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/2004	Expenses	Other Accounts		Deductions		10/29/2004

Allowance for Doubtful Accounts	$12,427	$3,139	—		$1,083	(a)	$14,483
Valuation Allowance for Deferred Tax Asset	6,091	3,897	14	(b)	—		10,002

Notes:

(a) —	Impact of translation of (175) and write-off of Bad Debts of 1,258.

(b) —	Impact of translation.

		Additions

	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/2003	Expenses	Other Accounts		Deductions		12/31/2003

Allowance for Doubtful Accounts	$9,790	$3,001	—		$364	(a)	$12,427
Valuation Allowance for Deferred Tax Asset	9,487	(3,403)	7	(b)	—		6,091

Notes:

(a) —	Impact of translation of (787) and write-off of Bad Debts of 1,151.

(b) —	Impact of translation.

S-1