Form 10-Q
period 2006-03-31
Dresser-Rand Group Inc.
filed 2006-05-15
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from to
Commission file number 001-32586
Dresser-Rand Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 West Sam Houston Parkway, No. Houston, TX	77043

(Address of principal executive offices)	(Zip Code)
(713) 467-2221

(Registrant’s telephone number, including area code)
Paul Clark Drive, Olean, NY 14760

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]                                         Accelerated filer [ ]                                          Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
The number of shares of common stock, $.01 par value, outstanding as of May 1, 2006, was 85,479,959.

DRESSER-RAND GROUP INC.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)
PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	Three months ended March 31,
	2006	2005
Net sales of products	$229,668	$178,448
Net sales of services	61,887	55,552

Total revenues	291,555	234,000

Cost of products sold	180,283	143,815
Cost of services sold	44,249	42,476

Total cost of products and services sold	224,532	186,291

Gross Profit	67,023	47,709
Selling and administrative expenses	46,496	37,361
Research and development expenses	2,083	1,632
Curtailment gain	(11,796)	—

Income from operations	30,240	8,716

Interest expense, net	(13,673)	(15,233)
Other income (expense), net	1,900	(180)

Income (loss) before income taxes	18,467	(6,697)
Provision (benefit) for income taxes	6,151	(2,679)

Net income (loss)	$12,316	$(4,018)

Net income (loss) per common share — basic and diluted	$0.14	$(0.07)

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$58,719	$98,036
Accounts receivable, less allowance for doubtful accounts of $9,981 and $8,649 at 2006 and 2005	223,660	268,831
Inventories, net	184,297	145,762
Prepaid expenses	28,154	25,887
Deferred income taxes, net	11,058	10,899

Total current assets	505,888	549,415
Property, plant and equipment, net	224,810	228,671
Goodwill	401,170	393,300
Intangible assets, net	457,380	460,919
Other assets	23,650	25,566

Total assets	$1,612,898	$1,657,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$300,205	$303,430
Customer advance payments	78,781	84,695
Accrued income taxes payable	6,210	4,988
Loans payable	68	67

Total current liabilities	385,264	393,180
Deferred income taxes	25,649	22,586
Postemployment and other employee benefit liabilities	101,675	113,861
Long-term debt	549,780	598,137
Other noncurrent liabilities	14,955	15,447

Total liabilities	1,077,323	1,143,211

Commitments and contingencies (Notes 7 through 11)
Stockholders’ Equity
Common stock, $0.01 par value, 250,000,000 and 101,200,000 shares authorized; and, 85,479,959 and 85,476,283 shares issued and outstanding, respectively	855	855
Additional paid-in capital	493,603	493,163
Retained earnings	56,640	44,324
Accumulated other comprehensive loss	(15,523)	(23,682)

Total stockholders’ equity	535,575	514,660

Total liabilities and stockholders’ equity	$1,612,898	$1,657,871

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$12,316	$(4,018)
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	13,054	16,951
Curtailment gain	(11,796)	—
Deferred income taxes	2,447	(5,766)
Amortization of debt financing costs	2,007	2,827
Employee stock compensation	440	168
(Net adjustment) provision for losses on inventory	(121)	1,403
Minority interest, net of dividends	(234)	(326)
Equity in undistributed losses	—	411
Loss on sale of property, plant and equipment	85	87
Working capital and other
Accounts receivable	49,006	81,060
Inventories	(36,365)	(1,178)
Accounts payable	(2,606)	5,112
Customer advances	(7,455)	40,947
Other	(8,307)	(19,786)

Net cash provided by operating activities	12,471	117,892

Cash flows from investing activities
Capital expenditures	(3,198)	(1,643)
Proceeds from equity investment disposition	—	10,000

Net cash (used in) provided by investing activities	(3,198)	8,357

Cash flows from financing activities
Payments of long-term debt	(50,000)	(85,685)

Net cash used in financing activities	(50,000)	(85,685)

Effect of exchange rate changes on cash and cash equivalents	1,410	(747)

Net (decrease) increase in cash and cash equivalents	(39,317)	39,817
Cash and cash equivalents, beginning of the period	98,036	111,500

Cash and cash equivalents, end of period	$58,719	$151,317

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, and other filings with the Securities and Exchange Commission. Operating results for the 2006 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
2.	Recently issued accounting standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, and Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial reporting.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, that is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We have elected to early adopt the provisions of SFAS 123R as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $440,000 and $168,000 for the three months ended March 31, 2006 and 2005, respectively.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. SFAS No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005. The adoption of this statement did not have a material effect on our financial reporting.
3.	Curtailment gain
On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain of $11,796,000 ($7,868,000 after tax; $.09 per share — basic and diluted) in the first quarter of 2006 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.
4.	Earnings per share
Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares of 85,445,000 and 54,319,000 were used to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.	Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	March 31, 2006		Weighted	December 31, 2005
		Accumulated	Average		Accumulated
(In thousands of dollars)	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$87,600	$2,995	40 years	$87,600	$2,448
Customer relationships	233,993	8,325	40 years	232,219	6,806
Software	30,553	4,336	10 years	30,553	3,571
Existing technology	126,577	7,128	25 years	126,577	5,800
Order backlog	26,325	26,166	15 months	26,325	25,561
Non-compete agreement	4,382	3,100	2 years	4,382	2,551

Total amortizable intangible assets	$509,430	$52,050		$507,656	$46,737

Amortization of intangible assets for the three months ended March 31, 2006 and 2005, was $5.3 million and $11.1 million, respectively.
The changes in goodwill for the three months ended March 31, 2006, were:

March 31,
(In thousands of dollars)	2006
Beginning balance	$393,300
TES acquisition	1,186
Translation adjustments	6,684

Ending balance	$401,170

On September 8, 2005, we acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”). TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $54.6 million, net of $4.0 million cash acquired. We preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as of December 31, 2005, pending finalization of the restructuring plan.
On February 22, 2006, we announced a restructuring of certain operations to obtain appropriate synergies in the combined steam turbine business. Such plan includes ceasing manufacturing operations at our Millbury, Massachusetts facility and shifting production to our other facilities around the world, maintaining a commercial and technology center in Millbury, implementing a new competitive labor agreement at our Wellsville, New York facility and rationalizing product offerings, distribution and sales channels. The preliminary amounts allocated to the assets and liabilities acquired were revised when the restructuring plan was finalized during the first quarter of 2006 as follows:

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Final
(In thousands of dollars)
Accounts receivable	$12,454
Inventory	7,309
Prepaid expenses and other current assets	515

Total current assets	20,278

Property, plant and equipment, net	19,029
Amortizable intangible assets	19,600
Goodwill	7,119

Total assets acquired	66,026

Accounts payable and accruals	9,435
Other liabilities	2,016

Total liabilities assumed	11,451

Cash paid — net	$54,575

Pro forma financial information, assuming that TES had been acquired at January 1, 2005, has not been presented because the effect on our results for the three months ended March 31, 2005, was not considered material. TES results have been included in our consolidated financial results since September 8, 2005, and were not material to the results of operations for the three months ended March 31, 2006.
6.	Inventories
Inventories were as follows:

	March 31,	December 31,
(In thousands of dollars)	2006	2005
Raw materials and supplies	$99,633	$83,355
Work-in-process and finished goods	280,941	257,488

	380,574	340,843
Less:
Progress payments	(196,277)	(195,081)

Total	$184,297	$145,762

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
7.	Income taxes
Our estimated income tax provision for the three months ended March 31, 2006 results in an effective rate of approximately 33% that differs from U.S. Federal statutory rate of 35% principally because of lower tax rates in certain foreign jurisdictions, state and local taxes, and a deduction related to certain exports from the United States. For the three months ended March 31, 2005, the Company’s effective income tax rate was approximately 40% because of foreign tax rate differences, valuation allowances, state and local income taxes, and various credits and nondeductible expenditures.
We began operations as a new entity on October 29, 2004, having been acquired by Dresser-Rand Holdings LLC, an affiliate of First Reserve Corporation (the Acquisition). We operate in numerous countries around the world and file tax returns as appropriate. The Acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values. Deferred taxes were

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and our understanding of the tax laws and regulations in those countries. Since few tax returns have been filed since beginning operations and none have been audited by the appropriate taxing authorities, we could be exposed to additional income and other taxes.
8.	Pension plans
The components of net periodic pension cost for defined benefit pension plans are as follows:

	Three months ended March 31,
(In thousands of dollars)	2006	2005
Service cost	$1,437	$1,361
Interest cost	4,321	4,322
Expected return on plan assets	(4,976)	(4,737)
Net amortization of unrecognized
Plan net losses	28	—

Net pension expense	$810	$946

9. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost for such plans are as follows:

	Three months ended March 31,
(In thousands of dollars)	2006	2005
Service cost	$478	$452
Interest cost	654	673
Curtailment gain	(11,796)	—

Net periodic postretirement benefits (gain) cost	$(10,664)	$1,125

10.	Commitments and contingencies
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we have discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues from 2000 through March 31, 2006. Of the $4 million, approximately $2.5 million in revenues was in connection with the sale of a spare part ordered in October, 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May, 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July, 2005, to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the Department. Our inquiry into these transactions is continuing and

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the Department’s review of this matter is in a very preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity. In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.
We are involved in litigation in the United Kingdom with a customer over performance of certain equipment sold to them. The customer is seeking damages of about 8 million pounds sterling (approximately $14 million). We had previously offered to settle and recorded a litigation liability for 900,000 pounds sterling (approximately $1,575,000). Based on a recent report from an expert damages witness hired by the Company, we have increased our offer to settle to 1,500,000 pounds sterling (approximately $2,625,000) resulting in a charge recorded as expense in the first quarter of 2006 of $1,050,000 included in cost of sales. The trial started on May 2, 2006. While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to vigorously defend this suit, it is reasonably possible that the loss could be up to the 3,133,000 pounds sterling (approximately $5,483,000), not including interest or costs, limit of liability stated in the agreement with the customer or 1,633,000 pounds sterling (approximately $2,858,000) in excess of amounts recognized as of March 31, 2006.
We are involved in various litigation, claims and administrative proceedings, including environmental matters, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.
In connection with the Acquisition, the purchase agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, Ingersoll-Rand (I-R), our previous owner, will remain responsible without time limitations for known environmental conditions as of the date of acquisition that meet certain requirements set forth in the purchase agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination. The Company and I-R have agreed on many, but not all, of the matters for which I-R will remain responsible. The remaining issues to be resolved are not expected to be material.
11.	Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Three months ended March 31,
(In thousands of dollars)	2006	2005
Beginning balance	$21,511	$21,078
Provision for warranties issued during period	3,282	1,899
Adjustments to warranties issued in prior periods	655	744
Payments during period	(2,116)	(3,297)
Translation adjustments	349	(571)

Ending balance	$23,681	$19,853

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. Segment information
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
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include certain corporate expenses, research and development expenses, and the curtailment gain. Assets that are directly assigned to the two reportable segments include trade accounts receivable, net inventories, and goodwill. Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangibles.

	Three months ended March 31,
(In thousands of dollars)	2006	2005
Revenues
New units	$139,079	$88,265
Aftermarket parts and services	152,476	145,735

Total Revenues	$291,555	$234,000

Operating Income
New units	$(1,284)	$(6,058)
Aftermarket parts and services	34,357	23,844
Unallocable	(2,833)	(9,070)

Total Operating Income	$30,240	$8,716

Depreciation and Amortization
New units	$6,479	$6,451
Aftermarket parts and services	6,575	10,500

Total Depreciation and Amortization	$13,054	$16,951

Total Assets (including Goodwill)
New units	$249,165	$231,899
Aftermarket parts and services	546,955	540,265
Unallocable	816,778	897,150

Total Assets	$1,612,898	$1,669,314

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. Stockholders’ equity
Changes in stockholders’ equity for three months ended March 31, 2006, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
(In thousands of dollars)	Stock	Paid-in Capital	Earnings	Income (Loss)	Total
At December 31, 2005	$855	$493,163	$44,324	$(23,682)	$514,660

Stock based employee compensation	—	440	—	—	440
Net income	—	—	12,316	—	12,316
Other comprehensive income (loss)
Currency translation				8,159	8,159

At March 31, 2006	$855	$493,603	$56,640	$(15,523)	$535,575

The components of other comprehensive income (loss) are as follows:

	Three months ended March 31,
(In thousands of dollars)	2006	2005

Net income (loss)	$12,316	$(4,018)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,159	(13,743)

Comprehensive income (loss)	$20,475	$(17,761)

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(In thousands of dollars)	2006	2005

Minimum pension liability, net of tax	$(6,002)	$(6,002)
Foreign currency translation adjustment	(9,521)	(17,680)

Accumulated other comprehensive loss	$(15,523)	$(23,682)

The amended and restated limited liability company agreement of Dresser-Rand Holdings, LLC (Holdings) permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Dresser-Rand Holdings, LLC at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below the market price resulting in a “cheap stock” charge to expense at that time of $2.4 million for the sale of the units. The Company accounts for the transactions between

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The service units were granted without any remuneration. The service units vest over a period of 5 years and have 10 year contractual terms. The service units provide for accelerated vesting if there is a change in control, as defined in the Holdings Agreement. Vested service units convert to common units of Holdings upon termination for any reason, death or disability. In certain circumstances, unvested service units will also convert into common units of Holdings.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Holdings LLC Agreement, including (i) funds affiliated with First Reserve receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. The Company will recognize a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units at the grant date when the exit units vest.
On May 3, 2006, Holdings sold 27,600,000 shares of Dresser-Rand Group Inc. common stock that it owned through its subsidiary, D-R Interholdings LLC, for net proceeds to Holdings of $652.5 million. As a result, the first tranche of exit units vested on that day and the Company will record, in the second quarter of 2006, a non-cash compensation pre-tax and after tax charge equal to the total estimated fair value of the first tranche of exit units of approximately $9.1 million and credit to paid in capital.
During the first quarter of 2006, under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan, our Board of Directors granted options and stock appreciation rights involving 266,900 shares and 3,676 shares of restricted stock to employees.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14. Supplemental guarantor financial information
In connection with the Acquisition, the Company issued $420 million of senior subordinated notes. The following subsidiaries, all of which are wholly owned, guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company and Dresser-Rand Global Services, LLC.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents balance sheets as of March 31, 2006 and December 31, 2005, and statements of operations and cash flows for the three months ended March 31, 2006 and 2005.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
Net sales	$—	$167,848	$154,806	$(31,099)	$291,555
Cost of goods sold	—	127,716	128,200	(29,301)	226,615

Gross profit	—	40,132	26,606	(1,798)	64,940

Selling and administrative expenses	350	29,869	16,607	(330)	46,496
Curtailment gain	—	(11,796)	—	—	(11,796)

(Loss) income from operations	(350)	22,059	9,999	(1,468)	30,240

Equity earnings (losses) in affiliates (net of tax)	18,058	1,597	—	(19,655)	—
Interest (expense) income, net	(12,521)	79	(1,231)	—	(13,673)
Intercompany interest and fees	1,434	3,686	(5,120)	—	—
Other income, net	1,221	282	397	—	1,900

Income (loss) before income taxes	7,842	27,703	4,045	(21,123)	18,467
(Benefit) provision for income taxes	(4,474)	9,204	1,421	—	6,151

Net income (loss)	$12,316	$18,499	$2,624	$(21,123)	$12,316

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
Net sales	$—	$169,267	$84,844	$(20,111)	$234,000
Cost of goods sold	46	143,568	64,420	(20,111)	187,923

Gross profit (loss)	(46)	25,699	20,424	—	46,077

Selling and administrative expenses	336	23,255	13,770	—	37,361

(Loss) income from operations	(382)	2,444	6,654	—	8,716

Equity earnings (losses) in affiliates (net of tax)	6,251	1,506	—	(7,757)	—
Interest expense, net	(13,607)	(109)	(1,517)	—	(15,233)
Intercompany interest and fees	(1,299)	(1,647)	2,946	—	—
Other income (expense), net	—	1,844	(2,024)	—	(180)

(Loss) income before income taxes	(9,037)	4,038	6,059	(7,757)	(6,697)
Provision (benefit) for income taxes	(5,019)	—	2,340	—	(2,679)

Net (loss) income	$(4,018)	$4,038	$3,719	$(7,757)	$(4,018)

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
ASSETS
Cash and cash equivalents	$—	$7,782	$50,937	$—	$58,719
Accounts and notes receivables net	100	87,285	136,275	—	223,660
Inventories, net (excluding advance payments)	—	120,742	70,928	(7,373)	184,297
Prepaid expenses and deferred income taxes	5,323	6,538	27,351	—	39,212

Total current assets	5,423	222,347	285,491	(7,373)	505,888

Investment in affiliates	1,068,306	53,094	—	(1,121,400)	—
Property, plant, and equipment, net	—	163,853	60,957	—	224,810
Intangible assets, net	—	519,604	338,946	—	858,550
Other assets	15,580	5,017	3,053	—	23,650

Total assets	$1,089,309	$963,915	$688,447	$(1,128,773)	$1,612,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$28,467	$136,590	$220,086	$53	$385,196
Loans payable	—	—	68	—	68

Total current liabilities	28,467	136,590	220,154	53	385,264

Long-term debt	482,160	(1)	67,621	—	549,780
Intercompany accounts	32,488	(150,625)	118,137	—	—
Other noncurrent liabilities	10,619	90,292	41,421	(53)	142,279

Total liabilities	553,734	76,256	447,333	—	1,077,323

Common stock	855	—	—	—	855
Other stockholders’ equity	534,720	887,659	241,114	(1,128,773)	534,720

Total stockholders’ equity	535,575	887,659	241,114	(1,128,773)	535,575

Total liabilities and stockholders’ equity	$1,089,309	$963,915	$688,447	$(1,128,773)	$1,612,898

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
ASSETS
Cash and cash equivalents	$—	$41,587	$56,449	$—	$98,036
Accounts and notes receivables net	100	129,285	139,446	—	268,831
Inventories, net (excluding advance payments)	—	99,697	51,970	(5,905)	145,762
Prepaid expenses and deferred income taxes	4,868	5,767	26,151	—	36,786

Total current assets	4,968	276,336	274,016	(5,905)	549,415

Investment in affiliates	1,042,089	50,658	—	(1,092,747)	—
Property, plant, and equipment, net	—	168,434	60,237	—	228,671
Intangible assets, net	—	523,020	331,199	—	854,219
Other assets	17,146	5,360	3,060	—	25,566

Total assets	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,652	$155,322	$230,139	$—	$393,113
Loans payable	—	—	67	—	67

Total current liabilities	7,652	155,322	230,206	—	393,180

Long-term debt	532,160	—	65,977	—	598,137
Intercompany accounts	5,750	(104,901)	99,151	—	—
Other noncurrent liabilities	3,981	105,066	42,847	—	151,894

Total liabilities	549,543	155,487	438,181	—	1,143,211

Common stock	855	—	—	—	855
Other stockholders’ equity	513,805	868,321	230,331	(1,098,652)	513,805

Total stockholders’ equity	514,660	868,321	230,331	(1,098,652)	514,660

Total liabilities and stockholders’ equity	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total
	(In thousands of dollars)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,794	$14,337	$(25,128)	$1,468	$12,471

Cash flows from investing activities:
Capital expenditures	—	(2,418)	(780)	—	(3,198)

Net cash (used in) investing activities	—	(2,418)	(780)	—	(3,198)

Cash flows from financing activities:
Payments of long-term debt	(50,000)	—	—	—	(50,000)
Change in intercompany accounts	28,206	(45,724)	18,986	(1,468)	—

Net cash (used in) provided by financing activities	(21,794)	(45,724)	18,986	(1,468)	(50,000)

Effect of exchange rate changes	—	—	1,410	—	1,410
Net decrease in cash and cash equivalents	—	(33,805)	(5,512)	—	(39,317)
Cash and cash equivalents, beginning of period	—	41,587	56,449	—	98,036

Cash and cash equivalents, end of period	$—	$7,782	$50,937	$—	$58,719

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(in thousands of dollars)
Cash flows from operating activities:
Net cash provided by operating activities	$24,493	$48,974	$41,638	$2,787	$117,892

Cash flows from investing activities:
Capital expenditures	—	(939)	(704)	—	(1,643)
Proceeds from sale of equity investment	—	10,000	—	—	10,000

Net cash provided by (used in) investing activities	—	9,061	(704)	—	8,357

Cash flows from financing activities:
Payments of long-term debt	(67,141)	—	(18,544)	—	(85,685)
Change in intercompany accounts	42,648	(53,357)	13,496	(2,787)	—

Net cash (used in) provided by financing activities	(24,493)	(53,357)	(5,048)	(2,787)	(85,685)

Effect of exchange rate changes	—	—	(747)	—	(747)
Net increase in cash and cash equivalents	—	4,678	35,139	—	39,817
Cash and cash equivalents — beginning of year	—	63,341	48,159	—	111,500

Cash and cash equivalents — end of year	$—	$68,019	$83,298	$—	$151,317

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005

					Period to Period Change
	Three months ended March		Three months ended March
	31, 2006		31, 2005		2005 to 2006	% Change
Statement of Operations Data:	(Dollars in millions)

Total revenues	$291.6	100.0%	$234.0	100.0%	$57.6	24.6%
Cost of goods sold	224.6	77.0	186.3	79.6	38.3	20.5%

Gross profit	67.0	23.0	47.7	20.4	19.3	40.5%
Selling and administrative expenses	46.5	15.9	37.4	16.0	9.1	24.5%
Research and development expenses	2.1	0.7	1.6	0.7	0.5	27.6%
Curtailment gain	(11.8)	(4.0)	0.0	0.0	(11.8)	NM

Operating income	30.2	10.4	8.7	3.7	21.5	246.9%
Interest income (expense), net	(13.6)	(4.8)	(15.2)	(6.5)	1.6	(10.2)%
Other income (expense), net	1.9	0.7	(0.2)	(0.1)	2.1	NM

Income before income taxes	18.5	6.3	(6.7)	(2.9)	25.2	NM
Provision for income taxes	6.2	2.1	(2.7)	(1.2)	8.9	NM

Net income	$12.3	4.2%	$(4.0)	(1.7)%	$16.3	NM

Bookings	$365.3		$450.3		$(85.0)	(18.9)%

Backlog — ending	$993.8		$851.6		$142.2	16.7%

Total revenues. The worldwide market demand for oil and gas products continued to increase in 2006, which in turn increased the demand for our products and services. Total revenues were $291.6 million for the three months ended March 31, 2006 compared to $234.0 million for the three months ended March 31, 2005. The $57.6 million, 24.6% increase was primarily in the new units segment.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
Cost of goods sold. Cost of goods sold was $224.6 million for the three months ended March 31, 2006 compared to $186.3 million for the three months ended March 31, 2005. The $38.3 million, 20.5% increase was primarily attributed to the combination of higher 2006 revenues and adverse revenue mix change (higher cost New Units segment was 48% of total revenues in 2006 versus 38% in 2005), partially offset by lower intangible asset amortization from the backlog and royalty and the absence of the inventory fair value cost of sales in 2005 from purchase accounting. As a percentage of revenues, cost of goods sold decreased to 77.0% for 2006 from 79.6% for 2005 for the factors cited above.
Gross profit. Gross profit was $67.0 million, or 23.0% of revenues for the three months ended March 31, 2006 compared to $47.7 million, or 20.4% of revenues for the three months ended March 31, 2005. The dollar increase was primarily attributable to higher revenues. The percent of revenue increase was primarily attributable to lower amortization and inventory purchase accounting costs mentioned above and to the operating leverage benefit of higher revenues on fixed manufacturing costs.
Selling and administrative expenses. Selling and administrative expenses were $46.5 million for the three months ended March 31, 2006 compared to $37.4 million for the three months ended March 31, 2005. The $9.1 million, 24.5% increase was principally attributed to three factors: (1) support the increased bookings rate and due to greater revenues, (2) from the acquisition of Tuthill Energy Systems, and (3) establishing corporate functions for the stand-alone company. Selling and administrative expenses decreased slightly as a percentage of revenues to 15.9% for 2006 compared to 16.0% for 2005.
Research and development expenses. Total research and development expenses for the three months ended March 31, 2006 were $2.1 million compared to $1.6 million for the three months ended March 31, 2005. The $0.7 million increase was from an unusually low 2005 amount due to the increased booking rate that caused reassignment of some research and development resources to customer order engineering tasks.
Curtailment gain. On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain of $11.8 million ($7.9 million after tax; $.09 per share — basic and diluted) in the first quarter of 2006 for the actuarial net present value of the estimated reduction in future cash costs of the retiree health care benefits.
Operating income. Operating income was $30.2 million for the three months ended March 31, 2006 compared to $8.7 million for the three months ended March 31, 2005. The $21.5 million increase was attributed primarily to increased revenues and the operating leverage effect of higher revenues on fixed costs, as well as the $11.8 million curtailment gain cited above. As a percentage of revenues, operating income for 2006 was 10.4% compared to 3.7% for 2005.
Interest expense, net. Net interest expense was $13.6 million for the three months ended March 31, 2006 compared to $15.2 million for the three months ended March 31, 2005. Interest expense for 2006 included $2.0 million in amortization of deferred financing fees, of which $1.1 million was accelerated amortization due to a reduction of $50 million in long-term debt in the period. Amortization of deferred financing fees for 2005 was $2.8 million of which $1.9 million was accelerated amortization due to a reduction of $85.7 million in long-term debt in the period.
Other income (expense), net. Net other income was $1.9 million for the three months ended March 31, 2006 compared to $(0.2) million for the three months ended March 31, 2005. The increase is primarily the result of greater currency transaction gains in 2006 compared to in 2005.
Provision for income taxes. Provision (benefit) for income taxes for the three months ended March 31, 2006 was $6.2 million and $(2.7) million for the three months ended March 31, 2005. Our estimated income tax provision for the three months ended March 31, 2006, results in an effective rate of approximately 33% that differs from U.S. Federal statutory rate of 35% principally because of lower tax rates in certain foreign jurisdictions, state and local taxes and a deduction related to certain exports from the United States. For the three months ended March 31, 2005, the Company’s effective income tax rate was approximately 40% because of foreign tax rate differences, valuation allowances, state and local income taxes, and various credits and nondeductible expenditures.
Bookings and backlog. Bookings for the three months ended March 31, 2006 were $365.3 million compared to $450.3 million for the three months ended March 31, 2005. The $85.0 million decrease is primarily due to an $89 million order booked in 2005. Backlog at March 31, 2006, was $993.8 million compared to $851.6 million at March 31, 2005. The $142.2 million increase includes both the new units and aftermarket parts and services segments. The increases from prior year reflect the strength of the oil and gas market.

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
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses, research and development expenses, and the curtailment gain. The only assets that are directly allocable to either of the two reportable segments are trade accounts receivable, net inventories, and goodwill. All other assets such as cash, prepaid expenses, deferred taxes, and long term assets are not directly allocable to either of the two reportable segments.
Segment Analysis — Three Months ended March 31, 2006 compared to three months ended March 31, 2005

					Period to Period Change
	Three months ended March		Three months ended March
	31, 2006		31, 2005		2005 to 2006	% Change
			(Dollars in millions)
Statement of Segment Data:

Revenues
New units	$139.1	47.7%	$88.3	37.7%	$50.8	57.6%
Aftermarket parts and services	152.5	52.3%	145.7	62.3%	6.8	4.6%

Total revenues	$291.6	100.0%	$234.0	100.0%	$57.6	24.6%

Gross profit
New units	$11.2		$3.9		$7.3	190.8%
Aftermarket parts and services	55.8		43.8		12.0	27.3%

Total gross profit	$67.0		$47.7		$19.3	40.5%

Operating income
New units	$(1.3)		$(6.1)		$4.8	(78.8)%
Aftermarket parts and services	34.4		23.8		10.6	44.1%
Unallocated corporate expense	(2.9)		(9.0)		6.1	(68.8)%

Total operating income	$30.2		$8.7		$21.5	246.9%

Bookings
New units	$165.5		$295.5		$(130.0)	(44.0)%
Aftermarket parts and services	199.8		154.8		45.0	29.0%

Total bookings	$365.3		$450.3		$(85.0)	(18.9)%

Backlog — ending
New units	$749.8		$692.7		$57.1	8.2%
Aftermarket parts and services	244.0		158.9		85.1	53.6%

Total backlog	$993.8		$851.6		$142.2	16.7%

New Units
Revenues. New units revenues were $139.1 million for the three months ended March 31, 2006 compared to $88.3 million for the three months ended March 31, 2005. The $50.8 million, 57.6% increase is primarily attributable to a higher backlog at the beginning of the year ($668.1 million at December 31, 2005 versus $489.3 million at December 31, 2004). Customer orders typically have lead times from as little as three months to over twelve months depending on the engineering and manufacturing complexity of the configuration, and the lead-time for critical components.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Gross profit. Gross profit was of $11.2 million for the three months ended March 31, 2006 compared to $3.9 million for the three months ended March 31, 2005. The $7.3 million increase is due to increased revenues. Gross profit as a percentage of segment revenues was 8.1% for 2006 compared to 4.4% for 2005. The increase was primarily attributable to lower amortization, purchase accounting inventory costs, and the operating leverage benefit of higher revenues on fixed manufacturing costs.
Operating income. Operating income (loss) was $(1.3) million for the three months ended March 31, 2006 compared to $(6.1) million for the three months ended March 31, 2005. As a percentage of segment revenues, operating income at (0.9)% for 2006 increased from (6.9)% for 2005. Both increases are due to the factors cited above.
Bookings and backlog. New unit bookings for the three months ended March 31, 2006 were $165.5 million compared to $295.5 million for the three months ended March 31, 2005. The $130.0 million decrease is primarily due to an $89 million order booked in 2005 for equipment being supplied to a large floating production storage and offloading unit. New unit backlog at March 31, 2006 was $749.8 million compared to $692.7 million at March 31, 2005.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $152.5 million for the three months ended March 31, 2006 compared to $145.7 million for the three months ended March 31, 2005. The $6.8 million or, 4.6% increase is partially attributable to the higher bookings in the quarter. Customer orders typically have lead times from as little as one day to over nine months depending on the nature of product or service required. The higher backlog at the beginning of the year ($196.6 million at December 31, 2005 versus $148.3 million at December 31, 2004) also contributed to higher revenues in 2006.
Gross profit. Gross profit was $55.8 million for the three months ended March 31, 2006 compared to $43.8 million for the three months ended March 31, 2005. The $12.0 million increase was due to increased volume and prices. Gross profit as a percentage of segment revenues was 36.6% for 2006 compared to 30.1% for 2005. The increase was attributed to the factors cited above and to lower allocations of certain costs due to revenue mix (aftermarket parts and services segment was 52% of total revenues in 2006 versus 62% in 2005).
Operating income. Operating income was $34.4 million for the three months ended March 31, 2006 compared to $23.8 million for the three months ended March 31, 2005. As a percentage of segment revenues, operating income at 22.5% for 2006 compares to 16.4% for 2005. Both increases are due to the factors cited above.
Bookings and backlog. Aftermarket parts and services bookings for the three months ended March 31, 2006 of $199.8 million compared to $154.8 million for the three months ended March 31, 2005. Aftermarket parts and services backlog at March 31, 2006 of $244.0 million compared to $158.9 million at March 31, 2005. The increases from prior year reflect the strength of the oil and gas market.
Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended March 31, 2006 was $12.5 million, compared to $117.9 million for the same period in 2005. The decrease of $105.4 million in net cash provided by operating activities was principally from changes in accounts receivable, inventories and customer advance payments. Accounts receivable declined to $49.0 million in the first quarter of 2006 compared to the $81.1 million in the first quarter of 2005. Sales in the first quarters of 2006 and 2005 were lower than the fourth quarters of 2005 and 2004, respectively, resulting in a reduction of receivables during the first quarter of each year. In 2005, we also collected $30.5 million from Ingersoll-Rand that was part of the settlement of the working capital and other adjustments from the Acquisition. Inventories-net increased $36.4 million and customer advance payments decreased $7.5 million during the first quarter of 2006, as a result of our increased backlog. Inventories decreased $1.2 million and customer advances increased $40.9 million during the first quarter of 2005 as a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process.
Net cash used in investing activities for the three months ended March 31, 2006, was $3.2 million, compared to net cash provided of $8.4 million for the same period in 2005 as we sold our investment in a partially owned entity in the first quarter of 2005 for $10 million.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Net cash used in financing activities was $50.0 million for the three months ended March 31, 2006, compared to $85.7 million for the three months ended March 31, 2005, related to accelerated payments on long-term debt from available cash flow.
As of March 31, 2006, we had a cash balance of $58.7 million and the ability to borrow $150.6 million under our $350 million senior secured revolving credit facility, as $199.4 million was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
Recently issued accounting standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, and Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial reporting.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, that is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We have elected to early adopt the provisions of SFAS 123R as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $440,000 and $168,000 for the three months ended March 31, 2006 and 2005, respectively.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. SFAS No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005. The adoption of this statement did not have a material effect on our financial reporting.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Risk Factors
Statements included or incorporated by reference in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements may relate to our future prospects, developments and business strategies. These forward-looking statements relate to analyses and other information that are based upon forecasts of future results and estimates of amounts not determinable which involve a number of risks, uncertainties, and other factors described below and elsewhere in this Form 10-Q and in other documents we file with the SEC from time-to-time, that could cause actual results to differ materially from those stated. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. These risks, uncertainties and factors include, without limitation:
•	material weaknesses in our internal control over financial reporting;

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	competition in our markets;

•	failure to complete or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	our ability to operate as a standalone company;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this report.

DRESSER-RAND GROUP INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency gain was $1.5 million for the three months ended March 31, 2006, compared to a net foreign currency gain $0.2 million for the three months ended March 31, 2005.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
We have interest rate risk related to the term loan portion of senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the effect of increasing interest expense by $2.3 million annually, based on the outstanding principal balance at March 31, 2006.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2006. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses described below, we believe our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
In preparing our Exchange Act filings, including this Quarterly Report on Form 10-Q, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have previously disclosed in our filings with the SEC that we have identified significant deficiencies which, when taken in the aggregate, amount to material weaknesses in internal control over financial reporting. We believe that many of these are attributable to our transition from a subsidiary of a multinational company to a standalone entity. In connection with the preparation of our 2005 consolidated financial statements and our assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2005, to be included in our first Annual Report on Form 10-K to be filed under the Exchange Act, we identified the following specific control deficiencies, which represent material weaknesses in our internal control over financial reporting that continue as of March 31, 2006:

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES — Continued
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

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES — Continued
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
Remediation of Material Weaknesses
As discussed above, management has identified certain material weaknesses that exist in our internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting. During the first quarter of 2006, we hired additional accounting personnel, continued improving our documentation of worldwide accounting policies and procedures, and began implementation of a new worldwide information technology system.
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
Change in Internal Control Over Financial Reporting
Except for the changes described above, there have been no changes in the our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DRESSER-RAND GROUP INC.
OTHER INFORMATION — LEGAL PROCEEDINGS
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues from 2000 through March 31, 2006. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October, 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary, in May, 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July, 2005, to cease dealings with Cuba. These transactions were apparently in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We have informed the U.S. Treasury Department of these matters and are currently engaged in preliminary discussions with the Department. Our inquiry into these transactions is continuing and the Department’s review of this matter is in a very preliminary stage. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and is identified by the U.S. State Department as a terrorist-sponsoring state. To the extent we violated any regulations with respect to Cuba or the Department determines that other violations have occurred, we will be subject to fines or other sanctions, including possible criminal penalties, with related business consequences. We do not expect these matters to have a material adverse effect on our financial results, cash flow or liquidity. In addition, the Department’s investigation into our activities with respect to Cuba may result in additional scrutiny of our activities with respect to other countries that are the subject of sanctions.
We are involved in litigation in the United Kingdom with a customer over performance of certain equipment sold to them. The customer is seeking damages of about 8 million pounds sterling (approximately $14 million). We had previously offered to settle and recorded a litigation liability for 900,000 pounds sterling (approximately $1,575,000). Based on a recent report from an expert damages witness hired by the Company, we have increased our offer to settle to 1,500,000 pounds sterling (approximately $2,625,000) resulting in a charge recorded as expense in the first quarter of 2006 of $1,050,000 included in cost of sales. The trial started on May 2, 2006. While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to vigorously defend this suit, it is reasonably possible that the loss could be up to the 3,133,000 pounds sterling (approximately $5,483,000), not including interest or costs, limit of liability stated in the agreement with the customer or 1,633,000 pounds sterling (approximately $2,858,000) in excess of amounts recognized as of March 31, 2006.
We are involved in various litigation, claims and administrative proceedings, including environmental matters, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.
In connection with the Acquisition, the purchase agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, Ingersoll-Rand (I-R), our previous owner, will remain responsible without time limitations for known environmental conditions as of the date of acquisition that meet certain requirements set forth in the purchase agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination. The Company and I-R have agreed on many, but not all, of the matters for which I-R will remain responsible. The remaining issues to be resolved are not expected to be material.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

DRESSER-RAND GROUP INC.
OTHER INFORMATION — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of stockholders on May 9, 2006. The stockholders approved the election of eight directors to serve until the annual meeting of stockholders in the year 2007.
The votes cast for each nominee were as follows:

	For	Withheld
William E. Macaulay	81,964,738	966,116
Mark A. McComiskey	81,847,205	1,083,649
Kenneth W. Moore	81,879,100	1,051,754
Louis A. Raspino	82,601,339	329,515
Philip R. Roth	82,602,189	328,665
Thomas J. Sikorski	81,819,585	1,111,269
Michael L. Underwood	82,601,389	329,465
Vincent R. Volpe, Jr.	71,375,977	11,554,877
There were no abstentions or broker non-votes.
The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants. The votes cast on this proposal were as follows:

For	Against
82,882,858	41,560

     There were 6,436 abstentions and no broker non votes.

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

DRESSER-RAND GROUP INC.
May 15, 2006	/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer and Duly Authorized Officer