Form 10-Q
period 2006-06-30
Dresser-Rand Group Inc.
filed 2006-08-08
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
The number of shares of common stock, $.01 par value, outstanding as of August 1, 2006, was 85,478,511.

DRESSER-RAND GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Statement of Operations for the three months and six months ended June 30, 2006 and 2005	3

Consolidated Balance Sheet at June 30, 2006, and December 31, 2005	4

Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005	5

Notes to Unaudited Consolidated Financial Statements at June 30, 2006	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3. Quantitative and Qualitative Disclosure about Market Risk	30

Item 4. Controls and Procedures	31-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 6. Exhibits	36

Signatures	37

Exhibits	38-41

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)
PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales of products	$349,575	$247,143	$579,243	$425,591
Net sales of services	74,406	55,335	136,293	110,887

Total revenues	423,981	302,478	715,536	536,478

Cost of products sold	275,563	197,066	455,846	340,881
Cost of services sold	52,027	41,634	96,276	84,110

Total cost of products and services sold	327,590	238,700	552,122	424,991

Gross profit	96,391	63,778	163,414	111,487
Selling and administrative expenses (2006 amounts include $16,812 of stock based compensation — exit units)	65,989	41,156	112,485	78,517
Research and development expenses	3,195	1,864	5,278	3,496
Curtailment (gain)	—	—	(11,796)	—

Income from operations	27,207	20,758	57,447	29,474

Interest expense, net	(12,342)	(14,420)	(26,015)	(29,653)
Other income (expense), net	4,064	(400)	5,964	(580)

Income (loss) before income taxes	18,929	5,938	37,396	(759)
Provision for income taxes	8,235	7,463	14,386	4,784

Net income (loss)	$10,694	$(1,525)	$23,010	$(5,543)

Net income (loss) per common share basic and diluted	$0.13	$(0.03)	$0.27	$(0.10)

Weighted average shares outstanding basic and diluted	85,447,000	54,219,000	85,446,000	54,219,000

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$49,050	$98,036
Accounts receivable, less allowance for doubtful accounts of $9,963 and $8,649 at 2006 and 2005	251,047	268,831
Inventories, net	182,621	145,762
Prepaid expenses	28,030	25,887
Deferred income taxes, net	11,712	10,899

Total current assets	522,460	549,415

Property, plant and equipment, net	224,852	228,671
Goodwill	413,346	393,300
Intangible assets, net	454,171	460,919
Other assets	24,882	25,566

Total assets	$1,639,711	$1,657,871

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accruals	$276,060	$303,430
Customer advance payments	78,429	84,695
Accrued income taxes payable	10,236	4,988
Loans payable	72	67

Total current liabilities	364,797	393,180
Deferred income taxes	29,418	22,586
Postemployment and other employee benefit liabilities	103,989	113,861
Long-term debt	553,036	598,137
Other noncurrent liabilities	19,707	15,447

Total liabilities	1,070,947	1,143,211

Commitments and contingencies (Notes 7 through 11)
Stockolders’ Equity
Common stock, $0.01 par value, 250,000,000 and 101,200,000 shares authorized; and, 85,478,511 and 85,476,283 shares issued and outstanding, respectively	855	855
Additional paid-in capital	510,928	493,163
Retained earnings	67,334	44,324
Accumulated other comprehensive loss	(10,353)	(23,682)

Total stockholders’ equity	568,764	514,660

Total liabilities and stockholders’ equity	$1,639,711	$1,657,871

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$23,010	$(5,543)
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	25,803	33,610
Stock based compensation	17,765	2,857
Curtailment gain	(11,796)	—
Deferred income taxes	5,667	(285)
Amortization of debt financing costs	2,915	4,804
Provision for losses on inventory	93	1,004
Other	(343)	92
Working capital and other
Accounts receivable	24,439	76,839
Inventories	(33,832)	8,178
Accounts payable	(20,249)	7,006
Customer advance payments	(9,546)	79,824
Other	(16,988)	(19,992)

Net cash provided by operating activities	6,938	188,394

Cash flows from investing activities
Capital expenditures	(8,748)	(5,001)
Proceeds from equity investment disposition	—	10,000
Proceeds from sales of property, plant and equipment	1	241

Net cash (used in) provided by investing activities	(8,747)	5,240

Cash flows from financing activities
Payments of long-term debt	(50,000)	(121,162)
Payments of short-term borrowings	—	(2,658)

Net cash used in financing activities	(50,000)	(123,820)

Effect of exchange rate changes on cash and cash equivalents	2,823	(5,142)

Net (decrease) increase in cash and cash equivalents	(48,986)	64,672
Cash and cash equivalents, beginning of the period	98,036	111,500

Cash and cash equivalents, end of period	$49,050	$176,172

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, and other filings with the Securities and Exchange Commission. Operating results for the 2006 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
2. Recently issued accounting standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, and Chapter 4. Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial reporting.
In December 2004, the FASB issued Statement No. 123R, Share-Based Payments, that is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We have elected to early adopt the provisions of Statement 123R as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $17,325,000 and $17,765,000 for the three months and the six months ended June 30, 2006 and $2,689,000 and $2,857,000 for the three months and the six months ended June 30, 2005. See Note 3 for a description of amounts recognized in 2006 in relation to exit units.
In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In May 2005, the FASB issued Statement No.154, Accounting Changes and Error Corrections. Statement No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years ending after December 15, 2006. The company is assessing the potential effect this interpretation will have on its results of operations and financial position.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Stock based compensation – exit units
On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4 million. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company recognizes a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5 million. As a result, the first two tranches of exit units vested on that day and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16,812,000. This expense did not require the use of any Company cash or the issuance of any Company stock. At June 30, 2006, the unrecognized fair value determined at the grant date of the unvested three tranches of exit units is $6,739,000.
4. Curtailment gain
On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain of $11,796,000 in the first quarter of 2006 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.
5. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	June 30, 2006		Weighted	December 31, 2005
		Accumulated	Average		Accumulated
(In thousands of dollars)	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$87,600	$3,545	40 years	$87,600	$2,448
Customer relationships	235,696	9,886	40 years	232,219	6,806
Software	30,553	5,101	10 years	30,553	3,571
Existing technology	126,577	8,456	25 years	126,577	5,800
Order backlog	26,325	26,325	15 months	26,325	25,561
Non-compete agreement	4,382	3,649	2 years	4,382	2,551

Total amortizable intangible assets	$511,133	$56,962		$507,656	$46,737

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization of intangible assets was $4,912,000 and $10,225,000, for the three months and six months ended June 30, 2006, and $10,662,000 and $21,721,000 for the three months and the six months ended June 30, 2005.
The changes in goodwill for the six months ended June 30, 2006, were:

June 30,
(In thousands of dollars)	2006
Beginning balance	$393,300
TES acquisition	1,186
Translation adjustments	18,860

Ending balance	$413,346

On September 8, 2005, we acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”). TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $54.6 million, net of $4.0 million cash acquired. We preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as of December 31, 2005, pending a decision on a restructuring plan.
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

(In thousands of dollars)	Final
Accounts receivable	$12,454
Inventory	7,309
Prepaid expenses and other current assets	515

Total current assets	20,278

Property, plant and equipment, net	19,029
Amortizable intangible assets	19,600
Goodwill	7,119

Total assets acquired	66,026

Accounts payable and accruals	9,435
Other liabilities	2,016

Total liabilities assumed	11,451

Cash paid – net	$54,575

Pro forma financial information, assuming that TES had been acquired at January 1, 2005, has not been presented because the effect on our results for the three months and the six months ended June 30, 2005, was not considered material. TES results have been included in our consolidated financial results since September 8, 2005, and were not material to the results of operations for the three months and the six months ended June 30, 2006.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Inventories
Inventories were as follows:

	June 30,	December 31,
	2006	2005
(In thousands)	(unaudited)
Raw materials and supplies	$105,960	$83,355
Work-in-process and finished goods	213,052	257,488

	319,012	340,843
Less: progress payments	(136,391)	(195,081)

Total inventories	$182,621	$145,762

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
7. Income taxes
Our estimated income tax provision for the six months ended June 30, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of the non-cash $16.8 million stock based compensation – exit units expense which is not tax deductible, lower tax rates in certain foreign jurisdictions, state and local income taxes and a deduction related to certain exports from the United States. Our income tax provision for the three months ended June 30, 2006, results from the difference between the required provision for the six months ended June 30, 2006, and that previously provided for the three months ended March 31, 2006. The $16.8 million non-cash expense for stock based compensation – exit units was not included in the estimated effective tax rate for the year 2006 used to provide income taxes for the three months ended March 31, 2006, because the exit units had not vested at that time.
Our estimated income tax provision for the six months ended June 30, 2005, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because, in certain tax jurisdictions, we had incurred net operating losses from inception and were forecasting net operating losses for 2005. As a result, we have provided a valuation allowance for the deferred tax assets in those jurisdictions on the basis that it is more likely than not, as defined by generally accepted accounting principles, that we will not realize those assets. We will adjust that valuation allowance in the future when, based principally on attained results, it becomes more likely than not that the benefits of the net operating loss carried forward will be realized. Our effective income tax rate for the three months ended June 30, 2005, results from the difference between the provision for income tax required for the six months ended June 30, 2005, and that recorded for the three months ended March 31, 2005.
We began operations as a new entity on October 29, 2004, having been acquired by Holdings, an affiliate of First Reserve Corporation. We operate in numerous countries around the world and file tax returns as appropriate. The Acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values. Deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and understanding of the tax laws and regulations in those countries. Since no tax return of any significance has been audited by the appropriate taxing authorities, we could be exposed to additional income and other taxes.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Pension plans
The components of net periodic pension cost for defined benefit pension plans are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$1,473	$1,232	$2,910	$2,593
Interest cost	4,378	4,315	8,699	8,637
Expected return on plan assets	(5,030)	(5,016)	(10,006)	(9,753)
Net amortization of unrecognized Plan net losses	29	—	57	—

Net pension expense	$850	$531	$1,660	$1,477

9. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost for such plans are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$420	$547	$898	$999
Interest cost	587	695	1,241	1,368
Curtailment gain	—	—	(11,796)	—

Net periodic postretirement benefits (gain) cost	$1,007	$1,242	$(9,657)	$2,367

10. Commitments and contingencies
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues from 2000 through June 30, 2006. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005 to cease dealings with Cuba. These transactions were allegedly in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We informed the U.S. Treasury Department of these matters. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We recently reached an agreement with the Department to pay a fine of $171,000. The agreement reached with the Department ends the investigation concerning this matter and also states that we do not admit any liability in the matter.
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, and is currently pending in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant is seeking damages of about 8 million pounds sterling (approximately $14.7 million). In prior years, we had offered to settle and recorded a litigation liability for 900,000 pounds sterling (approximately $1,650,000). Based on a report received in the first quarter of 2006, from an expert damages witness hired by the Company, we increased our offer to settle to 1,500,000 pounds sterling (approximately $2,750,000) resulting in a charge recorded as expense in the first quarter of 2006 of approximately $1,050,000 included in cost of sales. While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to vigorously defend this suit, it is reasonably

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
possible that the loss could be up to the 3,133,000 pounds sterling (approximately $5,750,000) limit of liability stated in the agreement with the customer, not including interest or costs, or 1,633,000 pounds sterling (approximately $3,000,000) in excess of amounts recognized as of June 30, 2006. We expect a decision in the fourth quarter of 2006.
We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company or Predecessor for any year.
The purchase agreement relating to the Acquisition provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, Ingersoll-Rand (I-R), our previous owner, will remain responsible without time limitations for known environmental conditions as of the closing date that meet certain requirements set forth in the purchase agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination. The Company and I-R have agreed on all matters for which I-R will remain responsible.
11. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Six Months ended
	June 30,	June 30,
(In thousands)	2006	2005
Beginning balance	$21,511	$21,078
Provisions for warranties issued during the period	7,794	5,648
Adjustments to warranties issued in prior periods	752	653
Payments during period	(7,323)	(7,243)
Translation adjustments	1,098	(989)

Ending balance	$23,832	$19,147

12. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New Units are highly engineered solutions to new customer requests. The segment includes engineering, manufacturing, sales and administrative support.
2)	Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include certain corporate expenses, research and development expenses, stock based compensation – exit units and the curtailment gain. Assets that are directly assigned to the two reportable segments include trade accounts receivable, net inventories, and goodwill. Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangibles.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(In thousands)
Revenues
New units	$248,268	$148,192	$387,347	$236,457
Aftermarket parts and services	175,713	154,286	328,189	300,021

Total Revenues	$423,981	$302,478	$715,536	$536,478

Operating Income
New units	$14,583	$2,429	$13,299	$(3,629)
Aftermarket parts and services	45,487	30,936	79,844	54,780
Unallocable	(32,863)	(12,607)	(35,696)	(21,677)

Total Operating Income	$27,207	$20,758	$57,447	$29,474

Depreciation and Amortization
New units	$8,360	$8,249	$14,839	$14,700
Aftermarket parts and services	4,389	8,410	10,964	18,910

Total Depreciation and Amortization	$12,749	$16,659	$25,803	$33,610

Total Assets (including Goodwill)
New units	$276,931		$276,931
Aftermarket parts and services	560,617		560,617
Unallocable	802,163		802,163

Total Assets	$1,639,711		$1,639,711

13. Stockholders’ equity
Changes in stockholders’ equity for six months ended June 30, 2006, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
(In thousands of dollars)	Stock	Paid-in Capital	Earnings	Income (Loss)	Total
At December 31, 2005	$855	$493,163	$44,324	$(23,682)	$514,660

Stock based employee compensation	—	17,765	—	—	17,765
Net income	—	—	23,010	—	23,010
Other comprehensive (loss) income
Minimum pension liability				(72)	(72)
Currency translation				13,401	13,401

At June 30, 2006	$855	$510,928	$67,334	$(10,353)	$568,764

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of other comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(In thousands of dollars)
Net income (loss)	$10,694	$(1,525)	$23,010	$(5,543)
Other comprehensive income (loss):
Minimum pension liability — tax effect	(72)	—	(72)	—
Foreign currency translation adjustment	5,242	(10,852)	13,401	(24,595)

Comprehensive income (loss)	$15,864	$(12,377)	$36,339	$(30,138)

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2006	2005
(In thousands)	(Unaudited)
Minimum pension liability, net of tax	$(6,074)	$(6,002)
Foreign currency translation adjustment	(4,279)	(17,680)

Accumulated other comprehensive loss	$(10,353)	$(23,682)

During the six months ended June 30, 2006, our Board of Directors granted options and stock appreciation rights involving 266,900 shares and 3,676 shares of restricted stock to employees under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan.
14. Supplemental guarantor financial information
In connection with the Acquisition, the Company issued $420 million of senior subordinated notes. The following subsidiaries, all of which are wholly owned, have guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of operations for the three months and the six months ended June 30, 2006 and 2005, balance sheets as of June 30, 2006 and December 31, 2005, and statements of cash flows for the six months ended June 30, 2006 and 2005.

DRESSER-RAND GROUP INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
Net sales	$—	$221,558	$238,036	$(35,613)	$423,981
Cost of goods sold	—	175,070	190,642	(34,927)	330,785

Gross profit	—	46,488	47,394	(686)	93,196

Selling and administrative expenses	17,306	31,721	17,348	(386)	65,989

(Loss) income from operations	(17,306)	14,767	30,046	(300)	27,207

Equity earnings in affiliates (net of tax)	34,520	4,020	—	(38,540)	—
Interest (expense) income, net	(10,652)	(396)	(1,294)	—	(12,342)
Intercompany interest and fees	(14,785)	22,122	(7,337)	—	—
Other income (expense), net	3,203	(352)	1,213	—	4,064

(Loss) income before income taxes	(5,020)	40,161	22,628	(38,840)	18,929
Provision for income taxes	(15,714)	16,571	7,378	—	8,235

Net income	$10,694	$23,590	$15,250	$(38,840)	$10,694

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
Net sales	$—	$195,064	$133,355	$(25,941)	$302,478
Cost of goods sold	(46)	158,094	107,339	(24,823)	240,564

Gross profit	46	36,970	26,016	(1,118)	61,914

Selling and administrative expenses	2,295	25,981	13,998	(1,118)	41,156

(Loss) income from operations	(2,249)	10,989	12,018	—	20,758

Equity earnings in affiliates (net of tax)	17,084	2,895	—	(19,979)	—
Interest (expense) income, net	(12,831)	103	(1,692)	—	(14,420)
Intercompany interest and fees	1,490	(2,757)	1,267	—	—
Other (expense) income, net	—	(501)	101	—	(400)

Income before income taxes	3,494	10,729	11,694	(19,979)	5,938
Provision for income taxes	5,019	—	2,444	—	7,463

Net (loss) income	$(1,525)	$10,729	$9,250	$(19,979)	$(1,525)

DRESSER-RAND GROUP INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the six months ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
Net sales	$—	$389,406	$392,842	$(66,712)	$715,536
Cost of goods sold	—	302,786	318,842	(64,228)	557,400

Gross profit	—	86,620	74,000	(2,484)	158,136

Selling and administrative expenses	17,656	61,590	33,955	(716)	112,485
Curtailment gain	—	(11,796)	—	—	(11,796)

(Loss) income from operations	(17,656)	36,826	40,045	(1,768)	57,447

Equity earnings in affiliates (net of tax)	52,578	5,617	—	(58,195)	—
Interest (expense), net	(23,173)	(317)	(2,525)	—	(26,015)
Intercompany interest and fees	(13,351)	25,808	(12,457)	—	—
Other income (expense), net	4,424	(70)	1,610	—	5,964

Income before income taxes	2,822	67,864	26,673	(59,963)	37,396
(Benefit) provision for income taxes	(20,188)	25,775	8,799	—	14,386

Net income (loss)	$23,010	$42,089	$17,874	$(59,963)	$23,010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the six months ended June 30, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
Net sales	$—	$364,331	$218,199	$(46,052)	$536,478
Cost of goods sold	—	301,662	171,759	(44,934)	428,487

Gross profit	—	62,669	46,440	(1,118)	107,991

Selling and administrative expenses	2,631	49,236	27,768	(1,118)	78,517

(Loss) income from operations	(2,631)	13,433	18,672	—	29,474

Equity earnings in affiliates (net of tax)	23,335	4,401	—	(27,736)	—
Interest (expense), net	(26,438)	(6)	(3,209)	—	(29,653)
Intercompany interest and fees	191	(4,404)	4,213	—	—
Other income (expense), net	—	1,343	(1,923)	—	(580)

(Loss) income before income taxes	(5,543)	14,767	17,753	(27,736)	(759)
Provision for income taxes	—	—	4,784	—	4,784

Net (loss) income	$(5,543)	$14,767	$12,969	$(27,736)	$(5,543)

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
ASSETS
Cash and cash equivalents	$—	$—	$57,838	$(8,788)	$49,050
Accounts and notes receivables net	100	109,990	140,957	—	251,047
Inventories, net	—	128,315	61,979	(7,673)	182,621
Prepaid expenses and deferred income taxes	5,676	6,852	27,214	—	39,742

Total current assets	5,776	245,157	287,988	(16,461)	522,460

Investment in affiliates	1,107,996	56,616	—	(1,164,612)	—
Property, plant, and equipment, net	—	162,570	62,282	—	224,852
Intangible assets, net	—	515,218	352,299	—	867,517
Other assets	16,882	4,695	3,305	—	24,882

Total assets	$1,130,654	$984,256	$705,874	$(1,181,073)	$1,639,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,673	$163,500	$202,340	$(8,788)	$364,725
Loans payable	—	—	72	—	72

Total current liabilities	7,673	163,500	202,412	(8,788)	364,797

Long-term debt	482,159	—	70,877	—	553,036
Intercompany accounts	87,736	(212,035)	124,299	—	—
Other noncurrent liabilities	(15,678)	122,112	46,680	—	153,114

Total liabilities	561,890	73,577	444,268	(8,788)	1,070,947

Common stock	855	—	—	—	855
Other stockholders’ equity	567,909	910,679	261,606	(1,172,285)	567,909

Total stockholders’ equity	568,764	910,679	261,606	(1,172,285)	568,764

Total liabilities and stockholders’ equity	$1,130,654	$984,256	$705,874	$(1,181,073)	$1,639,711

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)
ASSETS
Cash and cash equivalents	$—	$41,587	$56,449	$—	$98,036
Accounts and notes receivables net	100	129,285	139,446	—	268,831
Inventories, net	—	99,697	51,970	(5,905)	145,762
Prepaid expenses and deferred income taxes	4,868	5,767	26,151	—	36,786

Total current assets	4,968	276,336	274,016	(5,905)	549,415

Investment in affiliates	1,042,089	50,658	—	(1,092,747)	—
Property, plant, and equipment, net	—	168,434	60,237	—	228,671
Intangible assets, net	—	523,020	331,199	—	854,219
Other assets	17,146	5,360	3,060	—	25,566

Total assets	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,652	$155,322	$230,139	$—	$393,113
Loans payable	—	—	67	—	67

Total current liabilities	7,652	155,322	230,206	—	393,180

Long-term debt	532,160	—	65,977	—	598,137
Intercompany accounts	5,750	(104,901)	99,151	—	—
Other noncurrent liabilities	3,981	105,066	42,847	—	151,894

Total liabilities	549,543	155,487	438,181	—	1,143,211

Common stock	855	—	—	—	855
Other stockholders’ equity	513,805	868,321	230,331	(1,098,652)	513,805

Total stockholders’ equity	514,660	868,321	230,331	(1,098,652)	514,660

Total liabilities and stockholders’ equity	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(in thousands of dollars)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(33,754)	$72,755	$(25,043)	$(7,020)	$6,938

Cash flows from investing activities:
Capital expenditures	—	(7,209)	(1,539)	—	(8,748)
Proceeds from sale of property, plant and equipment	—	1	—	—	1

Net cash (used in) investing activities	—	(7,208)	(1,539)	—	(8,747)

Cash flows from financing activities:
Net change in debt	(50,000)	—	—	—	(50,000)
Change in intercompany accounts	83,754	(107,134)	25,148	(1,768)	—

Net cash provided by (used in) financing activities	33,754	(107,134)	25,148	(1,768)	(50,000)

Effect of exchange rate changes	—	—	2,823	—	2,823
Net (decrease) increase in cash and cash equivalents	—	(41,587)	1,389	(8,788)	(48,986)
Cash and cash equivalents — beginning of year	—	41,587	56,449	—	98,036

Cash and cash equivalents — end of year	$—	$—	$57,838	$(8,788)	$49,050

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total
	(In thousands of dollars)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5,892)	$95,929	$95,569	$2,788	$188,394

Cash flows from investing activities:
Capital expenditures	—	(3,278)	(1,723)	—	(5,001)
Proceeds from sale of equity investment	—	10,000	—	—	10,000
Proceeds from sale of property, plant and equipment	—	56	185	—	241

Net cash provided by (used in) investing activities	—	6,778	(1,538)	—	5,240

Cash flows from financing activities:
Net change in debt	(77,140)	(2,658)	(44,022)	—	(123,820)
Change in intercompany accounts	83,032	(91,617)	11,373	(2,788)	—

Net cash provided by (used in) financing activities	5,892	(94,275)	(32,649)	(2,788)	(123,820)

Effect of exchange rate changes	—	—	(5,142)	—	(5,142)
Net increase in cash and cash equivalents	—	8,432	56,240	—	64,672
Cash and cash equivalents, beginning of period	—	63,341	48,159	—	111,500

Cash and cash equivalents, end of period	$—	$71,773	$104,399	$—	$176,172

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
We have two reportable segments:
New Units. We manufacture highly engineered turbo and reciprocating compression equipment and steam turbines. Our products are custom-designed to client specifications for long-life, critical applications.
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
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses, research and development expenses, stock based compensation-exit units and the curtailment gain. The only assets that are directly allocable to either of the two reportable segments are trade accounts receivable, net inventories, and goodwill. All other assets such as cash, prepaid expenses, deferred taxes, and long term assets are not directly allocable to either of the two reportable segments.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations
Three months ended June 30, 2006, compared to three months ended June 30, 2005

	Three months ended		Three months ended		Period to Period Change
	June 30, 2006		June 30, 2005		2005 to 2006	% Change
			(Dollars in millions)
Statement of Operations Data:

Total revenues	$424.0	100.0%	$302.5	100.0%	$121.5	40.2%
Cost of goods sold	327.6	77.3	238.7	78.9	88.9	37.2%

Gross profit	96.4	22.7	63.8	21.1	32.6	51.1%
Selling and administrative expenses	66.0	15.6	41.1	13.6	24.9	60.6%
Research and development expenses	3.2	0.8	1.9	0.6	1.3	71.4%

Operating income	27.2	6.4	20.8	6.9	6.4	31.1%
Interest (expense), net	(12.4)	(2.9)	(14.5)	(4.8)	2.1	(14.4)%
Other income (expense), net	4.1	1.0	(0.4)	(0.1)	4.5	NM

Income before income taxes	18.9	4.5	5.9	2.0	13.0	NM
Provision for income taxes	8.2	2.0	7.4	2.5	0.8	NM

Net income (loss)	$10.7	2.5%	$(1.5)	(0.5)%	$12.2	NM

Bookings	$434.1		$296.7		$137.4	46.3%

Backlog — ending	$1,013.1		$842.3		$170.8	20.3%

Total revenues. The worldwide market demand for oil and gas products continued to increase in 2006, which in turn increased the demand for our products and services. Total revenues were $424.0 million for the three months ended June 30, 2006, compared to $302.5 million for the three months ended June 30, 2005. The $121.5 million, 40.2% increase was primarily in the new units segment.
Cost of goods sold. Cost of goods sold was $327.6 million for the three months ended June 30, 2006, compared to $238.7 million for the three months ended June 30, 2005. The $88.9 million, 37.2% increase was primarily attributed to the combination of higher 2006 revenues and a revenue mix change as higher cost New Units sales were 58.6% of total revenues in 2006 compared to 49.0% in 2005. As a percentage of revenues, cost of goods sold decreased to 77.3% for 2006 from 78.9% for 2005 as operating leverage from higher revenues on fixed manufacturing costs offset the effect of the revenue mix change.
Gross profit. Gross profit was $96.4 million, or 22.7% of revenues for the three months ended June 30, 2006, compared to $63.8 million, or 21.1% of revenues for the three months ended June 30, 2005. The dollar increase was primarily attributable to higher revenues. The percent of revenue increase was attributed to the factors mentioned above.
Selling and administrative expenses. Selling and administrative expenses of $66.0 million for the three months ended June 30, 2006, compared to $41.1 million for the three months ended June 30, 2005. The increase was attributed to (1) $16.8 million of stock based compensation – exit units, (2) higher selling expense to support the increased bookings and revenues, (3) the acquisition of Tuthill Energy Systems, and (4) continuing to establish corporate functions for the stand-alone company. Selling and administrative expenses as a percentage of revenues was 15.6%, including 4.0% for stock based compensation – exit units, for 2006 compared to 13.6% for 2005.
Stock based compensation – exit units. On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4 million. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company recognizes a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5 million. As a result, the first two tranches of exit units vested on that day and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8 million. This expense did not require the use of any Company cash or the issuance of any Company stock. At June 30, 2006, the unrecognized fair value determined at the grant date of the unvested three tranches of exit units is $6.7 million.
Research and development expenses. Total research and development expenses for the three months ended June 30, 2006, were $3.2 million compared to $1.9 million for the three months ended June 30, 2005. The $1.3 million increase was from an unusually low expense in 2005 due to the increased booking rate that caused reassignment of some research and development resources to customer order engineering tasks.
Operating income. Operating income was $27.2 million for the three months ended June 30, 2006, including a $16.8 million non-cash, stock based – exit units compensation expense, compared to $20.8 million for the three months ended June 30, 2005. The $6.4 million increase was net of the $16.8 million non-cash stock based compensation — exit units expense and was attributed primarily to increased revenues and the operating leverage effect of higher revenues on fixed manufacturing costs reduced by higher selling and administrative expenses. As a percentage of revenues, operating income for 2006 was 6.4%, including 4.0% of revenues for the non-cash stock based compensation – exit units expense, compared to 6.9% for 2005.
Interest expense, net. Net interest expense was $12.4 million for the three months ended June 30, 2006, compared to $14.5 million for the three months ended June 30, 2005. Interest expense for 2006 included $0.9 million in amortization of deferred financing fees compared to $2.0 million, including $0.8 million in accelerated amortization for debt reduction, during the period for 2005.
Other income (expense), net. Net other income was $4.1 million for the three months ended June 30, 2006, compared to (expense) of $(0.4) million for the three months ended June 30, 2005. The increase is primarily the result of greater currency gains in 2006 compared to 2005 as a result of weakening U.S. dollar during 2006.
Provision for income taxes. Provision for income taxes was $8.2 million for the three months ended June 30, 2006, and $7.4 million for the three months ended June 30, 2005. The income tax provision for the three months ended June 30, 2006, results from the difference between the required provision for the six months ended June 30, 2006, and that previously provided for the three months ended March 31, 2006. The $16.8 million non-cash, stock based compensation – exit units expense, was not included in the estimated effective tax rate for the year 2006 used to provide income taxes for the three months ended March 31, 2006. Our effective income tax rate for the three months ended June 30, 2005, results from the difference between provision for income tax required for the six months ended June 30, 2005, and that recorded for the three months ended March 31, 2005. See discussion of the provision for income taxes for the six months ended June 30, 2006 and 2005, for further information.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Bookings and backlog. Bookings for the three months ended June 30, 2006, was $434.1 million compared to $296.7 million for the three months ended June 30, 2005. Backlog at June 30, 2006, was $1,013.1 million compared to $842.3 million at June 30, 2005. These increases from prior year reflect the strength of the oil and gas market.
Segment Analysis – Three months ended June 30, 2006, compared to three months ended June 30, 2005

	Three months ended		Three months ended		Period to Period Change
	June 30, 2006		June 30, 2005		2005 to 2006	% Change
	(Dollars in millions)
Statement of Segment Data:

Revenues
New units	$248.3	58.6%	$148.2	49.0%	$100.1	67.5%
Aftermarket parts and services	175.7	41.4%	154.3	51.0%	21.4	13.9%

Total revenues	$424.0	100.0%	$302.5	100.0%	$121.5	40.2%

Gross profit
New units	$30.7		$15.0		$15.7	104.5%
Aftermarket parts and services	65.7		48.8		16.9	34.7%

Total gross profit	$96.4		$63.8		$32.6	51.1%

Operating income
New units	$14.6		$2.4		$12.2	500.4%
Aftermarket parts and services	45.5		30.9		14.6	47.0%
Unallocated corporate expense	(32.9)		(12.5)		(20.4)	160.7%

Total operating income	$27.2		$20.8		$6.4	31.1%

Bookings
New units	$232.2		$141.6		$90.6	64.0%
Aftermarket parts and services	201.9		155.1		46.8	30.2%

Total bookings	$434.1		$296.7		$137.4	46.3%

Backlog — ending
New units	$739.5		$682.0		$57.5	8.4%
Aftermarket parts and services	273.6		160.3		113.3	70.6%

Total backlog	$1,013.1		$842.3		$170.8	20.3%

New Units
Revenues. New units revenues were $248.3 million for the three months ended June 30, 2006, compared to $148.2 million for the three months ended June 30, 2005. The $100.1 million, 67.5% increase is primarily attributable to the strong market conditions that resulted in a higher backlog at the beginning of the year ($668.1 million at December 31, 2005, compared to $489.3 million at December 31, 2004). Customer orders typically have lead times from as little as three months to over twelve months depending on the engineering and manufacturing complexity of the configuration, and the lead-time for critical components.
Gross profit. Gross profit of $30.7 million for the three months ended June 30, 2006, compared to $15.0 million for the three months ended June 30, 2005. The $15.7 million increase is due to increased revenues. Gross profit as a percentage of segment revenues was 12.4% for 2006 compared to 10.1% for 2005. The increase was primarily attributable to the operating leverage benefit of higher revenues on fixed manufacturing costs offset by higher allocations as new unit revenues were 58.6% of total revenues in 2006 compared to 49.0% in 2005.
Operating income. Operating income was $14.6 million for the three months ended June 30, 2006, compared to $2.4 million for the three months ended June 30, 2005. As a percentage of segment revenues, operating income at 5.9% for 2006 increased from 1.6% for 2005. Both increases are due to the factors cited above.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Bookings and backlog. New unit bookings for the three months ended June 30, 2006, was $232.2 million compared to $141.6 million for the three months ended June 30, 2005. The $90.6 million increase is primarily due to a $42 million order booked in the period. New unit backlog at June 30, 2006, was $739.5 million compared to $682.0 million at June 30, 2005. These increases are a result of the very strong market conditions for our products.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $175.7 million for the three months ended June 30, 2006, compared to $154.3 million for the three months ended June 30, 2005. The $21.4 million, 13.9% increase is partially attributable to the strong market conditions resulting in higher bookings and revenues. Customer orders typically have lead times from as little as one day to over nine months depending on the nature of product or service required. The higher backlog at the beginning of the year ($196.6 million at December 31, 2005, compared to $148.3 million at December 31, 2004) also contributed to higher revenues in 2006.
Gross profit. Gross profit of $65.7 million for the three months ended June 30, 2006, compared to $48.8 million for the three months ended June 30, 2005. The $16.9 million increase was due to increased revenues and improved margins due to realizing price increases and operating leverage of higher revenues on fixed costs. Gross profit as a percentage of segment revenues was 37.4% for 2006 compared to 31.6% for 2005. The increase was attributed to the factors cited above, operating leverage of higher revenues on fixed costs, and to lower allocations due to revenue mix (aftermarket parts and services segment was 41.4% of total revenues in 2006 compared to 51.0% in 2005).
Operating income. Operating income was $45.5 million for the three months ended June 30, 2006, compared to $30.9 million for the three months ended June 30, 2005. As a percentage of segment revenues, operating income was 25.9% for 2006 compared to 20.1% for 2005. Both increases are due to the factors cited above.
Bookings and backlog. Aftermarket parts and services bookings for the three months ended June 30, 2006, of $201.9 million compared to $155.1 million for the three months ended June 30, 2005. Aftermarket parts and services backlog at June 30, 2006, of $273.6 million compared to $160.3 million at June 30, 2005. The increases from prior year reflect the strength of the oil and gas market.
Results of Operations
Six months ended June 30, 2006, compared to six months ended June 30, 2005

	Six months ended		Six months ended		Period to Period Change
	June 30, 2006		June 30, 2005		2005 to 2006	% Change
	(Dollars in millions)
Statement of Operations Data:

Total revenues	$715.5	100.0%	$536.5	100.0%	$179.0	33.4%
Cost of goods sold	552.1	77.2	425.0	79.2	127.1	29.9%

Gross profit	163.4	22.8	111.5	20.8	51.9	46.6%
Selling and administrative expenses	112.5	15.7	78.5	14.6	34.0	43.3%
Research and development expenses	5.3	0.7	3.5	0.7	1.8	51.0%
Curtailment gain	(11.8)	(1.6)	—	—	(11.8)	NM

Operating income	57.4	8.0	29.5	5.5	27.9	94.9%
Interest (expense), net	(26.0)	(3.6)	(29.7)	(5.5)	3.7	(12.3)%
Other income (expense), net	6.0	0.8	(0.6)	(0.1)	6.6	NM

Income (loss) before income taxes	37.4	5.2	(0.8)	(0.1)	38.2	NM
Provision for income taxes	14.4	2.0	4.7	0.9	9.7	NM

Net income (loss)	$23.0	3.2%	$(5.5)	(1.0)%	$28.5	NM

Bookings	$799.4		$747.1		$52.3	7.0%

Backlog — ending	$1,013.1		$842.3		$170.8	20.3%

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Total revenues. Total revenues were $715.5 million for the six months ended June 30, 2006, compared to $536.5 million for the six months ended June 30, 2005. The $179.0 million, 33.4% increase was primarily in the new units segment and reflects the strength of the oil and gas market.
Cost of goods sold. Cost of goods sold was $552.1 million for the six months ended June 30, 2006, compared to $425.0 million for the six months ended June 30, 2005. The $127.1 million, 29.9% increase was primarily attributed to the combination of higher 2006 revenues and a revenue mix change as higher cost New Units sales were 54.1% of total revenues in 2006 compared to 44.1% in 2005. As a percentage of revenues, cost of goods sold decreased to 77.2% for 2006 from 79.2% for 2005 as operating leverage from higher revenues on fixed manufacturing costs offset the effect of the revenue mix change.
Gross profit. Gross profit was $163.4 million, or 22.8% of revenues for the six months ended June 30, 2006, compared to $111.5 million, or 20.8% of revenues for the six months ended June 30, 2005. These increases were attributed to the factors mentioned above.
Selling and administrative expenses. Selling and administrative expenses were $112.5 million for the six months ended June 30, 2006, compared to $78.5 million for the six months ended June 30, 2005. The increase was attributed principally to (1) $16.8 million of stock based compensation – exit units, (2) higher selling expenses to support the increased bookings and revenues, (3) the acquisition of Tuthill Energy Systems, and (4) continuing to establish corporate functions for the stand-alone company. Selling and administrative expenses as a percentage of revenues was 15.7%, including 2.3% for stock based compensation – exit units, for 2006 compared to 14.6% for 2005.
Stock based compensation – exit units. On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4 million. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company recognizes a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5 million. As a result, the first two tranches of exit units vested on that day and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8 million. This expense did not require the use of any Company cash or issuance of any Company stock. At June 30, 2006, the unrecognized fair value determined at the grant date of the unvested three tranches of exit units is $6.7 million.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Research and development expenses. Total research and development expenses for the six months ended June 30, 2006, were $5.3 million compared to $3.5 million for the six months ended June 30, 2005. The $1.8 million increase was from an unusually low 2005 due to the increased booking rate that caused reassignment of some research and development resources to customer order engineering tasks.
Curtailment gain. On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain in the first quarter of 2006 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.
Operating income. Operating income was $57.4 million for the six months ended June 30, 2006, compared to $29.5 million for the six months ended June 30, 2005. The $27.9 million increase was attributed primarily to increased revenues and the operating leverage effect of higher revenues on fixed manufacturing costs, the $11.8 million curtailment gain and the $16.8 million stock based compensation – exit units expense. As a percentage of revenues, operating income for 2006 was 8.0%, including a net 0.7% of revenues reduction for the net effect of the curtailment gain and stock based compensation – exit units expense, compared to 5.5% for 2005.
Interest expense, net. Net interest expense was $26.0 million for the six months ended June 30, 2006, compared to $29.7 million for the six months ended June 30, 2005. Interest expense for 2006 included $2.9 million in amortization of deferred financing fees, of which $1.1 million was accelerated amortization due to an early reduction of $50 million in long-term debt in the period. Amortization of deferred financing fees for 2005 was $4.8 million, including $2.7 million in accelerated amortization due to early reduction of $122 million in long-term debt.
Other income (expense), net. Net other income was $6.0 million for the six months ended June 30, 2006, compared to (expense) of ($0.6) million for the six months ended June 30, 2005. The increase is primarily the result of greater currency gains in 2006 compared to 2005 due to the weakening U.S. dollar during 2006.
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2006, was $14.4 million and $4.7 million for the six months ended June 30, 2005. Our estimated income tax provision for the six months ended June 30, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of the non-cash $16.8 million stock based compensation – exit units expense which is not tax deductible, lower tax rates in certain foreign jurisdictions, state and local income taxes and a deduction related to certain exports from the United States. Our estimated income tax provision for the six months ended June 30, 2005, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because, in certain tax jurisdictions, we had incurred net operating losses from inception and were forecasting net operating losses for 2005. As a result, we have provided a valuation allowance for the deferred tax assets in those jurisdictions on the basis that it is more likely than not, as defined by generally accepted accounting principles, that we will not realize those assets. We will adjust that valuation allowance in the future when, based principally on attained results, it becomes more likely than not that the benefits of the net operating loss carried forward will be realized.
Bookings. Bookings for the six months ended June 30, 2006, of $799.4 million compared to $747.1 million for the six months ended June 30, 2005. The $52.3 million increase is net of higher aftermarket parts and services segment offsetting lower new units segment.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Segment Analysis – Six months ended June 30, 2006, compared to six months ended June 30, 2005

	Six months ended		Six months ended 30,		Period to Period Change
	June 30, 2006		June 30, 2005		2005 to 2006	% Change
	(Dollars in millions)
Statement of Segment Data:

Revenues
New units	$387.3	54.1%	$236.5	44.1%	$150.8	63.8%
Aftermarket parts and services	328.2	45.9%	300.0	55.9%	28.2	9.4%

Total revenues	$715.5	100.0%	$536.5	100.0%	$179.0	33.4%

Gross profit
New units	$41.9		$18.9		$23.0	122.1%
Aftermarket parts and services	121.5		92.6		28.9	31.2%

Total gross profit	$163.4		$111.5		$51.9	46.6%

Operating income
New units	$13.3		$(3.6)		$16.9	(466.5)%
Aftermarket parts and services	79.8		54.8		25.0	45.8%
Unallocated corporate expense	(35.7)		(21.7)		(14.0)	64.7%

Total operating income	$57.4		$29.5		$27.9	94.9%

Bookings
New units	$397.6		$437.1		$(39.5)	(9.0)%
Aftermarket parts and services	401.8		310.0		91.8	29.6%

Total bookings	$799.4		$747.1		$52.3	7.0%

Backlog — ending
New units	$739.5		$682.0		$57.5	8.4%
Aftermarket parts and services	273.6		160.3		113.3	70.6%

Total backlog	$1,013.1		$842.3		$170.8	20.3%

New Units
Revenues. New units revenues were $387.3 million for the six months ended June 30, 2006, compared to $236.5 million for the six months ended June 30, 2005. The $150.8 million, 63.8% increase is primarily attributable to the strong market conditions that resulted in a higher backlog at the beginning of the year ($668.1 million at December 31, 2005, compared to $489.3 million at December 31, 2004).
Gross profit. Gross profit of $41.9 million for the six months ended June 30, 2006, compared to $18.9 million for the six months ended June 30, 2005. The $23.0 million increase is due to increased revenues. Gross profit as a percentage of segment revenues was 10.8% for 2006 compared to 8.0% for 2005. The increase was primarily attributable to the operating leverage benefit of higher revenues on fixed manufacturing costs offset by higher allocations as new units revenues were 54.1% of total revenues in 2006 compared to 44.1% in 2006.
Operating income (loss). Operating income was $13.3 million for the six months ended June 30, 2006, compared to an operating (loss) of $(3.6) million for the six months ended June 30, 2005. As a percentage of segment revenues, operating income increased to 3.4% for 2006 and increased from a loss of 1.5% for 2005. Both increases are due to the factors cited above.
Bookings. New unit bookings for the six months ended June 30, 2006, was $397.6 million compared to $437.1 million for the six months ended June 30, 2005. The $39.5 million decrease is primarily due to an $89 million order booked in 2005 partially offset by a $42 million order booked in 2006.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $328.2 million for the six months ended June 30, 2006, compared to $300.0 million for the six months ended June 30, 2005. The $28.2 million, 9.4% increase is attributable to the current strong market conditions resulting in the higher bookings and revenues. The higher backlog at the beginning of the year ($196.6 million at December 31, 2005, compared to $148.3 million at December 31, 2004) also contributed to higher revenues in 2006.
Gross profit. Gross profit of $121.5 million for the six months ended June 30, 2006, compared to $92.6 million for the six months ended June 30, 2005. The $28.9 million increase was due to increased revenues and improved margins due to realizing price increases. Gross profit as a percentage of segment revenues was 37.0% for 2006 compared to 30.9% for 2005. The increase was attributed to the factors cited above, operating leverage benefit of higher revenues on fixed costs, and to lower allocations due to revenue mix as aftermarket parts and service revenues were 45.9% of total revenues in 2006 compared to 55.9% in 2005.
Operating income. Operating income was $79.8 million for the six months ended June 30, 2006, compared to $54.8 million for the six months ended June 30, 2005. As a percentage of segment revenues, operating income at 24.3% for 2006 compares to 18.3% for 2005. Both increases are due to the factors cited above.
Bookings. Aftermarket parts and services bookings for the six months ended June 30, 2006, of $401.8 million compared to $310.0 million for the six months ended June 30, 2005. The $91.8 million increase from prior year reflects the strength of the oil and gas market.
Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended June 30, 2006, was $6.9 million compared to $188.4 million for the same period in 2005. The decrease of $181.5 million in net cash provided by operating activities was principally from changes in accounts receivable, inventories and customer advance payments. Net cash flow from accounts receivable was $24.4 million in the first half of 2006 compared to the $76.8 million for the first half of 2005. Sales in the first half of 2006 were higher than the first half of 2005, resulting in higher receivables at June 30, 2006, compared to June 30, 2005. In 2005, we also collected $30.5 million from Ingersoll-Rand that was part of the settlement of the working capital adjustment from the Acquisition. Inventories-net increased $33.8 million and customer advance payments decreased $9.5 million during the first half of 2006 a result of our increased backlog. Inventories decreased $8.2 million and customer advances increased $79.8 million during the first half of 2005 as a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. In addition, there were two large orders booked in 2005 that required an unusually large percent of the contract value to be paid when the engineering drawings were delivered.
Net cash used in investing activities for the six months ended June 30, 2006, was $8.7 million, compared to net cash provided of $5.2 million for the same period in 2005 as we sold our investment in a partially owned entity in the first quarter of 2005 for $10 million.
Net cash used in financing activities was $50.0 million for the six months ended June 30, 2006, compared to $123.8 million for the six months ended June 30, 2005, related to accelerated payments on long-term debt from available cash flow.
As of June 30, 2006, we had a cash balance of $49.0 million and the ability to borrow $174.5 million under our $350 million senior secured revolving credit facility, as $175.5 million was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Recently issued accounting standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, and Chapter 4. Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial reporting.
In December 2004, the FASB issued Statement No. 123R, Share-Based Payments, that is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We have elected to early adopt the provisions of Statement 123R as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $17,325,000 and $17,765,000 for the three months and the six months ended June 30, 2006 and $2,689,006 and $2,857,000 for the three months and the six months ended June 30, 2005. See note 3 for a description of amounts recognized in 2006 in relation to exit units.
In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In May 2005, the FASB issued Statement No.154, Accounting Changes and Error Corrections. Statement No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years ending after December 15, 2006. The company is assessing the potential effect this interpretation will have on its results of operations and financial position.
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

DRESSER-RAND GROUP INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency gain was $5.3 million for the six months ended June 30, 2006, compared to a net currency gain $.1 million for the six months ended June 30, 2005.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
We have interest rate risk related to the term loan portion of senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the affect of increasing interest expense by $1.8 million annually, based on the outstanding principal balance at June 30, 2006.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2006. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weakness described below, we believe our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
In preparing our Exchange Act filings, including this Quarterly Report on Form 10-Q, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our Chief Executive Officer and Chief Financial Officer have certified to their knowledge, that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have previously disclosed in our filings with the SEC that we have identified significant deficiencies which, when taken in the aggregate, amount to material weaknesses in internal control over financial reporting. We believe that many of these are attributable to our transition from a subsidiary of a multinational company to a standalone entity. In connection with the preparation of our 2005 consolidated financial statements and our assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2005, included in our first Annual Report on Form 10-K filed under the Exchange Act, we identified the following specific control deficiencies which represent material weaknesses in our internal control over financial reporting as of June 30, 2006:
1)	We did not have an effective control environment because of the following material weaknesses:
a)	We did not have a sufficient complement of personnel to have an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, we did not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of GAAP commensurate with our financial reporting requirements.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES (Continued)
b)	We did not have an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having appropriate controls designed and in place or not achieving operating effectiveness over systems development, software change management, computer operations and security, which are referred to as “information technology general controls.” Additionally, we lacked a sufficient complement of personnel with a level of knowledge and experience to have an appropriate information technology organizational structure.
The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. These control environment material weaknesses contributed to the material weaknesses discussed in 2 and 3 below.
2)	We did not have effective controls over certain of our accounts and disclosures because of the following material weaknesses.
a)	We did not have effective controls over the preparation and review of the interim and annual consolidated financial statements and disclosures. Specifically, effective controls were not designed and in place over the process related to identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures including the required guarantor subsidiary financial statement disclosures as required by Rule 3-10 of Regulation S-X.

b)	We did not have effective controls over the completeness and accuracy of foreign currency translations related to our foreign affiliates. Specifically, our controls over the translation of the step-up basis in property, plant and equipment recorded as a result of the acquisition of certain foreign subsidiaries and the related cumulative translation adjustment were not effectively designed to ensure that the translated amounts were determined in accordance with generally accepted accounting principles.

c)	We did not have effective controls over the valuation of accounts receivable. Specifically, effective controls were not in place to ensure the proper determination and review of the allowance for doubtful accounts.

d)	We did not have effective controls over the valuation of inventory. Specifically, effective controls were not designed and in place to ensure the proper determination and review of the obsolete and slow-moving inventory reserve at period-end.

e)	We did not have effective controls over the timely preparation, review and approval of certain account analyses and reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules and underlying data supporting account reconciliations prepared for certain accounts related to accounts receivable, payroll, inventory, property, plant and equipment and accruals.

f)	We did not have effective controls over intercompany accounts. Specifically, we did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles.

g)	We did not have effective controls over revenue recognition. Specifically, our controls were not adequate to ensure the completeness and accuracy of revenues recorded for contracts with non-standard terms and conditions.
3)	We did not design or have effective controls over segregation of duties, including access to financial applications and data. Specifically, certain financial accounting and information technology personnel had unrestricted and unmonitored access to critical financial applications and data, which are significant to the financial statements, and that could lead to the creation, approval or processing of financial transactions, changes to financial data or changes to application controls and processing, without appropriate review and authorization.

Additionally, these control deficiencies could result in a misstatement of substantially all accounts and disclosures which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES (Continued)
Plan for Remediation of Material Weaknesses
As discussed above, we have identified certain material weaknesses that existed at December 31, 2005 and have taken steps to strengthen our internal control over financial reporting. During the second quarter of 2006, we made the following changes that have a material effect or are reasonably likely to have a material effect on our internal control over financial reporting:
a)	We continued (1) to hire additional experienced information technology personnel; (2) to hire additional experienced accounting personnel, including a Manager-International Accounting, a Manager-Headquarters Accounting and a Manager-Corporate Headquarters Oracle Implementation; (3) to improve our documentation of worldwide accounting processes, policies and procedures and; (4) to implement a new worldwide information technology system.

b)	We began developing and implementing information technology general controls and specifically limiting certain financial and information technology personnel’s access to critical financial applications and data.

c)	We established new procedures for developing required current consolidating financial statements required by Rule 3-10 of Regulation S-X.

d)	We implemented a review process for foreign currency translated financial statements of our foreign affiliates by experienced accounting personnel at Corporate Headquarters with emphasis on the translation of property, plant and equipment, intangibles and goodwill, and the related cumulative translation adjustment.

e)	We reemphasized compliance with existing policies on allowance for doubtful accounts and allowance for obsolete and slow moving inventory and implemented a review by experienced accounting personnel at Corporate Headquarters of such accounts.

f)	We implemented new procedures for preparation, review and approval of certain account analyses and reconciliations.

g)	We implemented new procedures to analyze, reconcile and eliminate inter-company accounts.

h)	We implemented a procedure requiring the documents supporting the revenue recognized on all transactions over a selected dollar amount in the quarter to be reviewed by experienced accounting personnel at Corporate Headquarters.
While we have taken certain actions to address the identified material weaknesses in internal control over financial reporting, we will need to keep these new processes in place through September 30, 2006, and possibly through December 31, 2006, and implement additional measures before we can assert with reasonable assurance that our internal control over financial reporting is effective. In addition, we may in the future identify additional material weaknesses in our internal control over financial reporting.
Beginning with the year ending December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our external auditors will be required to audit and report on our assessment of and the effectiveness of our internal control over financial reporting. We have substantial effort ahead of us to complete the documentation and testing of our internal control over financial reporting and remediate any additional material weaknesses identified during that activity. Accordingly, we may not be able to complete the required management assessment by our reporting deadline. An inability to complete this assessment would result in receiving something other than an unqualified report from our external auditors with respect to our internal control over financial reporting. In addition, if identified material weaknesses are not remediated, we would not be able to conclude that our internal control over financial reporting was effective, which would result in the inability of our external auditors to deliver an unqualified report on our internal control over financial reporting.

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES (Continued)
Change in Internal Control over Financial Reporting
All changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have a material effect or, are reasonably likely to have a material effect, on our internal control over financial reporting are disclosed above.

DRESSER-RAND GROUP INC.
OTHER INFORMATION – LEGAL PROCEEDINGS
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues from 2000 through June 30, 2006. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005 to cease dealings with Cuba. These transactions were allegedly in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We informed the U.S. Treasury Department of these matters. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We recently reached an agreement with the Department to pay a fine of $171,000. The agreement reached with the Department ends the investigation concerning this matter and also states that we do not admit any liability in the matter.
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, and is currently pending in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant is seeking damages of about 8 million pounds sterling (approximately $14.7 million). In prior years, we had offered to settle and recorded a litigation liability for 900,000 pounds sterling (approximately $1,650,000). Based on a report received in the first quarter of 2006, from an expert damages witness hired by the Company, we increased our offer to settle to 1,500,000 pounds sterling (approximately $2,750,000) resulting in a charge recorded as expense in the first quarter of 2006 of approximately $1,050,000 included in cost of sales. While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to vigorously defend this suit, it is reasonably possible that the loss could be up to the 3,133,000 pounds sterling (approximately $5,750,000) limit of liability stated in the agreement with the customer, not including interest or costs, or 1,633,000 pounds sterling (approximately $3,000,000) in excess of amounts recognized as of June 30, 2006. We expect a decision in the fourth quarter of 2006.
We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company or Predecessor for any year.
The purchase agreement relating to the Acquisition provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, Ingersoll-Rand (I-R), our previous owner, will remain responsible without time limitations for known environmental conditions as of the closing date that meet certain requirements set forth in the purchase agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination. The Company and I-R have agreed on all matters for which I-R will remain responsible.

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

DRESSER-RAND GROUP INC.

August 8, 2006	/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief
Accounting Officer