Form 10-Q
period 2006-09-30
Dresser-Rand Group Inc.
filed 2006-11-07
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from            to
Commission file number 001-32586
Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 W. Sam Houston Parkway, N. Houston, TX	77043

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of October 1, 2006, was 85,479,053.

DRESSER-RAND GROUP INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 and 2005	3

	Consolidated Balance Sheet at September 30, 2006, and December 31, 2005	4

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005	5

	Notes to Unaudited Consolidated Financial Statements at September 30, 2006	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30

Item 4.	Controls and Procedures	30-33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 6.	Exhibits	35

Signatures		36-40

Exhibits		41
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; dollars and shares in thousands, except per share amounts)
PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales of products	$244,217	$258,065	$823,460	$683,656
Net sales of services	66,076	51,694	202,369	162,581

Total revenues	310,293	309,759	1,025,829	846,237

Cost of products sold	165,703	192,804	621,549	533,685
Cost of services sold	45,254	40,050	141,530	124,160

Total cost of products and services sold	210,957	232,854	763,079	657,845

Gross profit	99,336	76,905	262,750	188,392
Selling and administrative expenses (Nine months ended September 30, 2006 amount includes $16,812 of stock based compensation — exit units)	48,412	39,814	160,897	118,331
Research and development expenses	2,534	1,249	7,812	4,745
Curtailment (gain)	—	—	(11,796)	—

Income from operations	48,390	35,842	105,837	65,316

Interest expense, net	(10,999)	(14,966)	(37,014)	(44,619)
Early redemption premium on debt	—	(3,688)	—	(3,688)
Other income (expense), net	983	(978)	6,947	(1,558)

Income before income taxes	38,374	16,210	75,770	15,451
Provision for income taxes	15,447	5,776	29,833	10,560

Net income	$22,927	$10,434	$45,937	$4,891

Net income per common share-basic and diluted	$0.27	$0.15	$0.54	$0.08

Weighted average shares outstanding-basic and diluted	85,457	71,904	85,450	60,179

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$129,536	$98,036
Accounts receivable, less allowance for doubtful accounts of $9,297 and $8,649 at 2006 and 2005	231,169	268,831
Inventories, net	190,537	145,762
Prepaid expenses	33,222	25,887
Deferred income taxes, net	11,723	10,899

Total current assets	596,187	549,415

Property, plant and equipment, net	220,502	228,671
Goodwill	409,914	393,300
Intangible assets, net	449,168	460,919
Other assets	24,309	25,566

Total assets	$1,700,080	$1,657,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$276,582	$303,430
Customer advance payments	99,685	84,695
Accrued income taxes payable	21,408	4,988
Loans payable	71	67

Total current liabilities	397,746	393,180
Deferred income taxes	37,619	22,586
Postemployment and other employee benefit liabilities	105,085	113,861
Long-term debt	552,700	598,137
Other noncurrent liabilities	18,699	15,447

Total liabilities	1,111,849	1,143,211

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 and 101,200,000 shares authorized; and, 85,479,053 and 85,476,283 shares issued and outstanding, respectively	855	855
Additional paid-in capital	511,440	493,163
Retained earnings	90,261	44,324
Accumulated other comprehensive loss	(14,325)	(23,682)

Total stockholders’ equity	588,231	514,660

Total liabilities and stockholders’ equity	$1,700,080	$1,657,871

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$45,937	$4,891
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	38,584	48,045
Stock based compensation	18,277	3,237
Curtailment gain	(11,796)	—
Deferred income taxes	13,009	(2,459)
Amortization of debt financing costs	3,873	8,627
Provision for losses on inventory	973	2,743
Other	(218)	(79)
Working capital and other
Accounts receivable	43,962	46,989
Inventories	(42,947)	13,003
Accounts payable	(28,828)	8,372
Customer advance payments	11,954	75,838
Other	(723)	13,177

Net cash provided by operating activities	92,057	222,384

Cash flows from investing activities
Capital expenditures	(13,060)	(10,747)
Acquisitions	—	(57,218)
Proceeds from equity investment disposition	—	10,000
Proceeds from sales of property, plant and equipment	—	244

Net cash (used in) investing activities	(13,060)	(57,721)

Cash flows from financing activities
Payments of long-term debt	(50,056)	(211,162)
Payments of short-term borrowings	—	(2,638)
Proceeds from initial public offering — net	—	608,925
Cash dividends paid	—	(557,686)
Proceeds from sale of stock to employees	—	1,420

Net cash (used in) financing activities	(50,056)	(161,141)

Effect of exchange rate changes on cash and cash equivalents	2,559	(5,518)

Net increase (decrease) in cash and cash equivalents	31,500	(1,996)
Cash and cash equivalents, beginning of the period	98,036	111,500

Cash and cash equivalents, end of period	$129,536	$109,504

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
2. Recently issued accounting standards
In December 2004, the FASB issued Statement No. 123(R), Share-Based Payments, that is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We elected to early adopt the provisions of Statement 123(R) as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $512,000 and $18,277,000 for the three months and the nine months ended September 30, 2006 and $380,000 and $3,237,000 for the three months and the nine months ended September 30, 2005. See Note 3 for a description of amounts recognized in 2006 in relation to exit units.
In May 2005, the FASB issued Statement No.154, Accounting Changes and Error Corrections. Statement No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement was effective for fiscal years beginning after December 31, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years ending after December 15, 2006. The Company is assessing the potential effect this interpretation will have on its results of operations and financial position as of and for the year ending December 31, 2006.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of and measurement methods for fair value to be used consistently when other accounting standards require fair value measurement and requires expanded disclosure in annual and interim financial statements about fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is to be applied by the Company prospectively to future fair value measurements.
In September 2006, the FASB also issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires defined benefit plans to (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not required to be recognized as components of net periodic benefit cost in the income statement; (3) measure defined benefit plan assets and obligations as of the date of the year-end statement of financial position; and (4) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Statement No. 158 is effective for fiscal years ending after December 15, 2006, except the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Adoption of Statement No. 158 is not expected to have a material effect on the Company’s financial position as of December 31, 2006.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Stock-based compensation expense – exit units
On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the acquisition of the Company by Holdings (the Acquisition), several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4 million. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
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
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5 million. As a result, the first two tranches of exit units vested on that day and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8 million in the second quarter of 2006. At September 30, 2006, the unrecognized fair value determined at the grant date of the unvested three tranches of exit units is $6.7 million.
4. Curtailment gain
On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain in the first quarter of 2006 of $11,796,000 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.

5. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:
DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2006		Weighted	December 31, 2005
		Accumulated	Average		Accumulated
(In thousands)	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$87,600	$4,095	40 years	$87,600	$2,448
Customer relationships	235,408	11,422	40 years	232,219	6,806
Software	30,553	5,867	10 years	30,553	3,571
Existing technology	126,577	9,784	25 years	126,577	5,800
Order backlog	26,325	26,325	15 months	26,325	25,561
Non-compete agreement	4,382	4,184	2 years	4,382	2,551

Total amortizable intangible assets	$510,845	$61,677		$507,656	$46,737

Amortization of intangible assets was $4.7 million and $14.9 million, for the three months and nine months ended September 30, 2006, respectively, and $8.4 million and $30.1 million for the three months and the nine months ended September 30, 2005, respectively.
The changes in goodwill for the nine months ended September 30, 2006, were:

September 30,
(In thousands)	2006
Beginning balance	$393,300
TES acquisition	1,186
Translation adjustments	15,428

Ending balance	$409,914

On September 8, 2005, we acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”). TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $57.0 million, net of $4.0 million cash acquired. We preliminarily allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as of December 31, 2005, pending a decision on a restructuring plan.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$14,897
Inventory — net	7,309
Prepaid expenses and other current assets	515

Total current assets	22,721
Property, plat and equipment, net	19,029
Intangible assets	19,600
Goodwill	7,119

Total assets acquired	68,469

Accounts payable and accruals	9,435
Other liabilities	2,016

Total liabilities assumed	11,451

Cash paid — net	$57,018

Accounts receivable includes $2.4 million subsequently received from Tuthill Corporation for working capital adjustment under the acquisition agreement.
Pro forma financial information, assuming that TES had been acquired at January 1, 2005, has not been presented because the effect on our results for the three months and the nine months ended September 30, 2005, was not considered material. TES results have been included in our consolidated financial results since September 8, 2005, and were not material to the results of operations for the three months and the nine months ended September 30, 2006.
6. Inventories
Inventories were as follows:

	September 30,	December 31,
(In thousands)	2006	2005
Raw materials and supplies	$105,484	$83,355
Work-in-process and finished goods	250,496	257,488

	355,980	340,843
Less progress payments	(165,443)	(195,081)

Total inventories	$190,537	$145,762

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
7. Property, plant and equipment
Property, plant and equipment was comprised of the following:

	September 30,	December 31,
(In thousands)	2006	2005
Property, plant and equipment, at cost	$270,561	$254,643
Less accumulated depreciation	(50,059)	(25,972)

Property, plant and equipment, net	$220,502	$228,671

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Income taxes
Our estimated income tax provision for the nine months ended September 30, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of (1) the non-cash $16.8 million stock-based compensation expense – exit units which is not deductible for tax purposes, (2) tax rates that are lower than the U.S. rate in certain foreign jurisdictions, (3) a U.S. deduction for certain foreign income taxes, and (4) a U.S. deduction related to certain export sales from the U.S. Also, during the three months ended September 30, 2006, we provided a valuation allowance of $1.8 million for deferred tax assets at one of our foreign subsidiaries because their accumulated losses and related net operating loss carry forward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that their deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefit of deferred tax assets will be realized. Our income tax provision for the three months ended September 30, 2006, results from the difference between the required provision for the nine months ended September 30, 2006 and that previously provided for the six months ended June 30, 2006.
Our estimated tax provision for the nine months ended September 30, 2005 results in an effective rate that differs from the statutory U.S. rate of 35% principally because, in certain tax jurisdictions, we had incurred net operating losses from inception and were forecasting net operating losses for 2005. Consequently, we recorded valuation allowances against the deferred tax assets in those jurisdictions on the basis that it is more likely than not that we will not realize those assets. Our income tax provision for the three months ended September 30, 2005, results from the difference between the provision for income tax required for the nine months ended September 30, 2005 and that recorded for the six months ended June 30, 2005.
We began operations as a new entity on October 29, 2004, having been acquired by Dresser-Rand Holdings LLC, an affiliate of First Reserve Corporation. The Acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values and deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited our tax return of any significance. Accordingly, we could be exposed to additional income and other taxes.
9. Pension plans
The components of net periodic pension cost for defined benefit pension plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$1,488	$1,269	$4,398	$3,862
Interest cost	4,417	4,254	13,116	12,891
Expected return on plan assets	(5,070)	(4,822)	(15,076)	(14,575)
Net amortization of unrecognized Plan net losses	30	—	87	—

Net pension expense	$865	$701	$2,525	$2,178

10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost for such plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$420	$499	$1,318	$1,498
Interest cost	588	684	1,829	2,052
Curtailment gain	—	—	(11,796)	—

Net periodic postretirement benefits (gain) cost	$1,008	$1,183	$(8,649)	$3,550

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Commitments and contingencies
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4.0 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues from 2000 through September 30, 2006. Of the $4.0 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005 to cease dealings with Cuba. These transactions were allegedly in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We informed the U.S. Treasury Department of these matters. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We reached an agreement with the Department to pay a fine of $171,000, which we paid in October 2006. The agreement reached with the Department ends the investigation concerning this matter and also states that we do not admit any liability in the matter.
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, and is currently pending in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant is seeking damages of about 8 million pounds sterling (approximately $15.0 million). Witness testimony concluded in July 2006, closing arguments are expected in December 2006 and a decision is expected in the first quarter of 2007. In prior years, we had offered to settle and recorded a litigation liability for 900,000 pounds sterling (approximately $1,685,000). Based on a report received in the first quarter of 2006, from an expert damages witness hired by the Company, we increased our offer to settle to 1,500,000 pounds sterling (approximately $2,810,000) resulting in a charge recorded as expense in the first quarter of 2006 of approximately $1,050,000 included in cost of sales. Based on our review of the expert testimony at the trial, we increased our accrual for the estimated loss for this litigation by 100,000 pounds sterling (approximately $190,000) bringing the total accrual to 1,600,000 pounds sterling (approximately $3,000,000). While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to continue our vigorous defense of this suit, it is reasonably possible that the loss could be up to the 3,133,000 pounds sterling (approximately $5,850,000) limit of liability stated in the agreement with the customer, not including interest or costs, or 1,533,000 pounds sterling (approximately $2,850,000) in excess of amounts recognized as of September 30, 2006.
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

12. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the changes in the product warranty liability:

	Nine months ended September 30,
(In thousands)	2006	2005
Beginning balance	$21,511	$21,078
Provisions for warranties issued during the period	11,543	9,350
Adjustments to warranties issued in prior periods	183	1,436
Payments during period	(11,150)	(9,379)
Translation adjustments	874	(1,266)

Ending balance	$22,961	$21,219

13. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New Units are highly engineered solutions to new requests from customer. The segment includes engineering, manufacturing, sales and administrative support.
2)	Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include certain corporate expenses, research and development expenses, the curtailment gain, and stock-based compensation expense – exit units. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangibles.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(In thousands)
Revenues
New units	$113,690	$162,587	$501,037	$399,044
Aftermarket parts and services	196,603	147,172	524,792	447,193

Total revenues	$310,293	$309,759	$1,025,829	$846,237

Operating income
New units	$11,433	$8,342	$24,732	$4,713
Aftermarket parts and services	51,945	38,417	131,789	93,197
Unallocable	(14,988)	(10,917)	(50,684)	(32,594)

Total operating income	$48,390	$35,842	$105,837	$65,316

Depreciation and amortization
New units	$5,580	$7,799	$20,419	$22,499
Aftermarket parts and services	7,201	6,636	18,165	25,546

Total depreciation and amortization	$12,781	$14,435	$38,584	$48,045

Total assets (including goodwill)
New units	$239,853		$239,853
Aftermarket parts and services	577,935		577,935
Unallocable	882,292		882,292

Total assets	$1,700,080		$1,700,080

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ equity
Changes in stockholders’ equity for nine months ended September 30, 2006, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
(In thousands)	Stock	Paid-in Capital	Earnings	Income (Loss)	Total
At December 31, 2005	$855	$493,163	$44,324	$(23,682)	$514,660

Stock based employee compensation		18,277			18,277
Net income			45,937		45,937
Other comprehensive income (loss)
Minimum pension liability				(72)	(72)
Currency translation				9,429	9,429

At September 30, 2006	$855	$511,440	$90,261	$(14,325)	$588,231

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(In thousands)
Net income (loss)	$22,927	$10,434	$45,937	$4,891
Other comprehensive income (loss):
Minimum pension liability — tax effect	—	—	(72)	—
Foreign currency translation adjustment	(3,972)	(2,560)	9,429	(27,155)

Comprehensive income (loss)	$18,955	$7,874	$55,924	$(22,264)

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2006	2005
(In thousands)
Minimum pension liability, net of tax	$(6,074)	$(6,002)
Foreign currency translation adjustment	(8,251)	(17,680)

Accumulated other comprehensive loss	$(14,325)	$(23,682)

During the nine months ended September 30, 2006, our Board of Directors granted options and stock appreciation rights involving 301,900 shares and 5,242 shares of restricted stock to employees under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan.
15. Supplemental guarantor financial information
In connection with the Acquisition, the Company issued $420 million of senior subordinated notes. The following subsidiaries, all of which are wholly owned, have guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of operations for the three months and the nine months ended September 30, 2006 and 2005, balance sheets as of September 30, 2006 and December 31, 2005, and statements of cash flows for the nine months ended September 30, 2006 and 2005.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$210,428	$122,926	$(23,061)	$310,293
Cost of goods sold	—	154,247	82,266	(25,556)	210,957

Gross profit	—	56,181	40,660	2,495	99,336

Selling and administrative expenses	958	31,323	16,516	(385)	48,412
Research and development expenses	—	2,453	81	—	2,534

(Loss) income from operations	(958)	22,405	24,063	2,880	48,390

Equity earnings in affiliates	31,794	1,097	—	(32,891)	—
Interest (expense) income, net	(10,704)	148	(443)	—	(10,999)
Intercompany interest and fees	(6,801)	12,331	(5,530)	—	—
Other income (expense), net	(289)	(227)	1,499	—	983

Income before income taxes	13,042	35,754	19,589	(30,011)	38,374
Provision for income taxes	(9,885)	13,608	11,724	—	15,447

Net income	$22,927	$22,146	$7,865	$(30,011)	$22,927

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$196,774	$141,089	$(28,104)	$309,759
Cost of goods sold	—	154,142	105,649	(26,937)	232,854

Gross profit	—	42,632	35,440	(1,167)	76,905

Selling and administrative expenses	689	25,651	14,641	(1,167)	39,814
Research and development expenses	—	1,161	88		1,249

(Loss) income from operations	(689)	15,820	20,711	—	35,842

Equity earnings in affiliates	23,733	1,244	—	(24,977)	—
Interest (expense) income, net	(14,446)	382	(902)	—	(14,966)
Intercompany interest and fees	4,174	(2,960)	(1,214)	—	—
Other (expense), net	(2,338)	(557)	(1,771)	—	(4,666)

Income before income taxes	10,434	13,929	16,824	(24,977)	16,210
Provision for income taxes	—	—	5,776	—	5,776

Net income	$10,434	$13,929	$11,048	$(24,977)	$10,434

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$599,834	$515,768	$(89,773)	$1,025,829
Cost of goods sold	—	451,799	401,064	(89,784)	763,079

Gross profit	—	148,035	114,704	11	262,750

Selling and administrative expenses	18,614	92,913	50,471	(1,101)	160,897
Research and development expenses	—	7,687	125	—	7,812
Curtailment gain	—	(11,796)	—	—	(11,796)

(Loss) income from operations	(18,614)	59,231	64,108	1,112	105,837

Equity earnings in affiliates	84,372	6,714	—	(91,086)	—
Interest (expense), net	(33,877)	(169)	(2,968)	—	(37,014)
Intercompany interest and fees	(20,152)	38,139	(17,987)	—	—
Other income (expense), net	4,135	(297)	3,109	—	6,947

Income before income taxes	15,864	103,618	46,262	(89,974)	75,770

Provision for income taxes	(30,073)	39,383	20,523	—	29,833

Net income	$45,937	$64,235	$25,739	$(89,974)	$45,937

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$561,105	$359,288	$(74,156)	$846,237
Cost of goods sold	—	452,448	277,268	(71,871)	657,845

Gross profit	—	108,657	82,020	(2,285)	188,392

Selling and administrative expenses	3,320	74,887	42,409	(2,285)	118,331
Research and development expenses	—	4,517	228	—	4,745

(Loss) income from operations	(3,320)	29,253	39,383	—	65,316

Equity earnings in affiliates	47,068	5,645	—	(52,713)	—
Interest (expense), net	(40,884)	376	(4,111)	—	(44,619)
Intercompany interest and fees	4,365	(7,364)	2,999	—	—
Other income (expense), net	(2,338)	786	(3,694)	—	(5,246)

Income before income taxes	4,891	28,696	34,577	(52,713)	15,451

Provision for income taxes	—	—	10,560	—	10,560

Net income	$4,891	$28,696	$24,017	$(52,713)	$4,891

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006

		Subsidiary	Subsidiary Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$55,605	$—	$73,931	$—	$129,536
Accounts and notes receivables net	100	98,687	132,382	—	231,169
Inventories, net (excluding advance payments)	—	138,472	56,858	(4,793)	190,537
Prepaids expenses and deferred income taxes	4,373	11,197	29,375	—	44,945

Total current assets	60,078	248,356	292,546	(4,793)	596,187

Investment in affiliates	1,135,817	57,924	—	(1,193,741)	—
Property, plant, and equipment, net	—	158,886	61,616	—	220,502
Intangible assets, net	—	511,053	348,029	—	859,082
Other assets	16,338	4,690	3,281	—	24,309

Total assets	$1,212,233	$980,909	$705,472	$(1,198,534)	$1,700,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$13,540	$164,538	$219,597	$—	$397,675
Loans payable	—	—	71	—	71

Total current liabilities	13,540	164,538	219,668	—	397,746

Long-term debt	482,159	—	70,541	—	552,700
Intercompany accounts	154,336	(256,401)	102,065	—	—
Other noncurrent liabilities	(26,033)	139,904	47,532	—	161,403

Total liabilities	624,002	48,041	439,806	—	1,111,849

Common stock	855	—	—	—	855
Other stockholders’ equity	587,376	932,868	265,666	(1,198,534)	587,376

Total stockholders’ equity	588,231	932,868	265,666	(1,198,534)	588,231

Total liabilities and stockholders’ equity	$1,212,233	$980,909	$705,472	$(1,198,534)	$1,700,080

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$—	$41,587	$56,449	$—	$98,036

Accounts and notes receivables net	100	129,285	139,446	—	268,831
Inventories, net	—	99,697	51,970	(5,905)	145,762
Prepaid expenses and deferred income taxes	4,868	5,767	26,151	—	36,786

Total current assets	4,968	276,336	274,016	(5,905)	549,415

Investment in affiliates	1,042,089	50,658	—	(1,092,747)	—
Property, plant, and equipment, net	—	168,434	60,237	—	228,671
Intangible assets, net	—	523,020	331,199	—	854,219
Other assets	17,146	5,360	3,060	—	25,566

Total assets	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,652	$155,322	$230,139	$—	$393,113

Loans payable	—	—	67	—	67

Total current liabilities	7,652	155,322	230,206	—	393,180

Long-term debt	532,160	—	65,977	—	598,137
Intercompany accounts	5,750	(104,901)	99,151	—	—
Other noncurrent liabilities	3,981	105,066	42,847	—	151,894

Total liabilities	549,543	155,487	438,181	—	1,143,211

Common stock	855	—	—	—	855
Other stockholders’ equity	513,805	868,321	230,331	(1,098,652)	513,805

Total stockholders’ equity	514,660	868,321	230,331	(1,098,652)	514,660

Total liabilities and stockholders’ equity	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
(In thousands)	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(41,870)	$120,098	$14,941	$(1,112)	$92,057

Cash flows from investing activities:
Capital expenditures	—	(9,976)	(3,084)	—	(13,060)

Net cash used in investing activities	—	(9,976)	(3,084)	—	(13,060)

Cash flows from financing activities:
Net change in debt	(50,000)	—	(56)	—	(50,056)
Change in intercompany accounts	147,475	(151,709)	3,122	1,112	—

Net cash provided by (used in) financing activities	97,475	(151,709)	3,066	1,112	(50,056)

Effect of exchange rate changes	—	—	2,559	—	2,559
Net increase (decrease) in cash and equivalents	55,605	(41,587)	17,482	—	31,500
Cash and cash equivalents, beginning of period	—	41,587	56,449	—	98,036

Cash and cash equivalents, end of period	$55,605	$—	$73,931	$—	$129,536

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
(In thousands)	Issuer	Entities	Entities	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,771)	$142,991	$86,809	$(2,645)	$222,384

Cash flows from investing activities:
Capital expenditures	—	(7,938)	(2,809)	—	(10,747)
Proceeds from sale of equity investment	—	66	178	—	244
Proceeds from sale of investment	—	10,000	—	—	10,000
Acquisitions, net of cash	(57,018)	(200)	—	—	(57,218)

Net cash (used in) provided by investing activities	(57,018)	1,928	(2,631)	—	(57,721)

Cash flows from financing activities:
Net change in debt	(167,141)	—	(46,659)	—	(213,800)
Change in intercompany accounts	176,271	(165,683)	(13,233)	2,645	—
Issuance of common units	1,420	—	—	—	1,420
Proceeds from initial public offering	608,925	—	—	—	608,925
Dividends paid	(557,686)	—	—	—	(557,686)

Net cash provided by (used in) financing activities	61,789	(165,683)	(59,892)	2,645	(161,141)

Effect of exchange rate changes	—	—	(5,518)	—	(5,518)
Net (decrease) increase in cash and cash equivalents	—	(20,764)	18,768	—	(1,996)
Cash and cash equivalents, beginning of period	—	63,341	48,159	—	111,500

Cash and cash equivalents, end of period	$—	$42,577	$66,927	$—	$109,504

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses, research and development expenses, the curtailment gain and the stock-based compensation expense – exit units. The only assets that are directly allocable to either of the two reportable segments are trade accounts receivable, net inventories, and goodwill. Raw materials/stores and OSMI reserves are allocated to the aftermarket parts and services segment. All other assets such as cash, prepaid expenses, deferred taxes, and long term assets are not directly allocable to either of the two reportable segments.
Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005

	Three months ended		Three months ended		Period to Period Change
(In millions)	September 30, 2006		September 30, 2005		2005 to 2006	% Change
Statement of Operations Data:

Total revenues	$310.3	100.0%	$309.8	100.0%	$0.5	0.2%
Cost of goods sold	211.0	68.0	232.9	75.2	(21.9)	(9.4)%

Gross profit	99.3	32.0	76.9	24.8	22.4	29.1%
Selling and administrative expenses	48.4	15.6	39.9	12.8	8.5	21.3%
Research and development expenses	2.5	0.8	1.2	0.4	1.3	108.3%

Operating income	48.4	15.6	35.8	11.6	12.6	35.2%
Interest (expense), net	(11.0)	(3.5)	(14.9)	(4.9)	3.9	(26.2)%
Early redemption premium on debt	0.0	0.0	(3.7)	(1.2)	3.7	NM
Other income (expense), net	1.0	0.3	(1.0)	(0.3)	2.0	NM

Income before income taxes	38.4	12.4	16.2	5.2	22.2	137.0%
Provision for income taxes	15.5	5.0	5.8	1.8	9.7	167.2%

Net income	$22.9	7.4%	$10.4	3.4%	$12.5	120.2%

Bookings	$483.3		$288.9		$194.4	67.3%

Backlog — ending	$1,183.0		$872.8		$310.2	35.5%

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Total revenues. The worldwide market demand for oil and gas products continued to increase in 2006, which in turn increased the demand for our products and services. Total revenues were $310.3 million for the three months ended September 30, 2006, compared to $309.8 million for the three months ended September 30, 2005. The increase consisted of higher revenues in the aftermarket parts and services segment partially offset by lower revenues in the new units segment, as the third quarter of 2005 included the shipment of several large dollar new unit orders.
Cost of goods sold. Cost of goods sold was $211.0 million for the three months ended September 30, 2006, compared to $232.9 million for the three months ended September 30, 2005. As a percentage of revenues, cost of goods sold decreased to 68.0% for 2006 from 75.2% for 2005 in part due to improved price realizations and as a result of the favorable revenue mix change mentioned above (higher cost New Units segment was 36.6% of total revenues in 2006 compared to 52.5% in 2005).
Gross profit. Gross profit was $99.3 million, or 32.0% of revenues for the three months ended September 30, 2006, compared to $76.9 million, or 24.8% of revenues for the three months ended September 30, 2005. The increases were primarily attributable to the factors mentioned above.
Selling and administrative expenses. Selling and administrative expenses were $48.4 million for the three months ended September 30, 2006, compared to $39.9 million for the three months ended September 30, 2005. The $8.5 million, 21.3% increase was principally due to higher expenses to support the increased bookings rate and greater revenues; from the acquisition of Tuthill Energy Systems; and for continuing to establish corporate functions for the stand-alone company. Selling and administrative expenses as a percentage of revenues were 15.6% for 2006 compared to 12.8% for 2005.
Research and development expenses. Total research and development expenses for the three months ended September 30, 2006 were $2.5 million compared to $1.2 million for the three months ended September 30, 2005. The $1.3 million increase was from an unusually low 2005 due to the increased booking rate that caused reassignment of some research and development resources to customer order engineering tasks. Additional staff was hired in 2006 to support the growth in the business.
Operating income. Operating income was $48.4 million for the three months ended September 30, 2006, compared to $35.8 million for the three months ended September 30, 2005. As a percentage of revenues, operating income was 15.6% for 2006, compared to 11.6% for 2005, as a result of the favorable revenue mix change mentioned previously, partially offset by higher selling and administrative expenses.
Interest expense, net. Interest expense, net was $11.0 million for the three months ended September 30, 2006, compared to $14.9 million for the three months ended September 30, 2005. Interest expense, net for 2006 included $1.0 million in amortization of deferred financing fees and interest income of $0.4 million collected from a customer that had not been previously recognized. Amortization of deferred financing fees for 2005 was $3.8 million, including $2.8 million in accelerated amortization. The decline in interest expense, net was attributable in part to payments of debt partially offset by increase in the variable rates applicable to a portion of our outstanding debt.
Early redemption premium on debt. We used a portion of the proceeds from our initial public offering in the third quarter of 2005 to prepay $50.0 million of our notes incurring a prepayment premium of $3.7 million.
Other income (expense), net. Other income, net was $1.0 million for the three months ended September 30, 2006, compared to (expense) of $(1.0) million for the three months ended September 30, 2005. The increase is primarily currency gains in 2006 compared to currency losses in 2005.
Provision for income taxes. The provision for income taxes was $15.5 million for the three months ended September 30, 2006 and $5.8 million for the three months ended September 30, 2005. These provisions result from the differences between the required provision for the nine months ended September 30, 2006 and 2005 from that recorded for the six months ended June 30, 2006 and 2005, respectively. See the discussion of the provision for income taxes for the nine months ended September 30, 2006 and 2005 for further information.
Bookings and backlog. Bookings for the three months ended September 30, 2006 were $483.3 million compared to $288.9 million for the three months ended September 30, 2005. Backlog at September 30, 2006 was $1,183.0 million compared to

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
$872.8 million at September 30, 2005. These increases from the prior year principally reflect the strength of the oil and gas market.
Segment Analysis – three months ended September 30, 2006, compared to three months ended September 30, 2005

	Three months ended		Three months ended		Period to Period Change
(In millions)	September 30, 2006		September 30, 2005		2005 to 2006	% Change
Statement of Segment Data:

Revenues
New units	$113.7	36.6%	$162.6	52.5%	$(48.9)	(30.1)%
Aftermarket parts and services	196.6	63.4%	147.2	47.5%	49.4	33.6%

Total revenues	$310.3	100.0%	$309.8	100.0%	$0.5	0.2%

Gross profit
New units	$24.0		$21.5		$2.5	11.6%
Aftermarket parts and services	75.3		55.4		19.9	35.9%

Total gross profit	$99.3		$76.9		$22.4	29.1%

Operating income
New units	$11.4		$8.3		$3.1	37.3%
Aftermarket parts and services	51.9		38.4		13.5	35.2%
Unallocated corporate expense	(14.9)		(10.9)		(4.0)	36.7%

Total operating income	$48.4		$35.8		$12.6	35.2%

Bookings
New units	$277.3		$121.3		$156.0	128.6%
Aftermarket parts and services	206.0		167.6		38.4	22.9%

Total bookings	$483.3		$288.9		$194.4	67.3%

Backlog — ending
New units	$900.3		$687.3		$213.0	31.0%
Aftermarket parts and services	282.7		185.5		97.2	52.4%

Total backlog	$1,183.0		$872.8		$310.2	35.5%

New Units
Revenues. New Units revenues were $113.7 million for the three months ended September 30, 2006, compared to $162.6 million for the three months ended September 30, 2005. The $48.9 million, 30.1% decrease results from several very large orders that shipped in the third quarter of 2005. Customer orders typically have lead times from as little as three months to over twelve months depending on the engineering and manufacturing complexity of the configuration, and the lead-time for critical components causing certain cyclicality in revenues.
Gross profit. Gross profit was $24.0 million for the three months ended September 30, 2006, compared to $21.5 million for the three months ended September 30, 2005. Gross profit as a percentage of segment revenues was 21.1% for 2006 compared to 13.2% for 2005. The increase is due to a combination of improved pricing and lower cost and lower allocations due to the change in the revenue mix (New Units segment was 36.6% of total revenues in 2006 compared to 52.5% in 2005) partially offset by lower revenues.
Operating income. Operating income was $11.4 million for the three months ended September 30, 2006, compared to $8.3 million for the three months ended September 30, 2005. As a percentage of segment revenues, operating income increased to 10.0% for 2006 from 5.1% for 2005, as a result of the factors cited above.
Bookings and backlog. New Units bookings were $277.3 million for the three months ended September 30, 2006, compared to $121.3 million for the three months ended September 30, 2005. New Units backlog was $900.3 million at September 30, 2006, compared to $687.3 million

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
at September 30, 2005. These increases reflect the continued strength in the oil and gas market.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $196.6 million for the three months ended September 30, 2006, compared to $147.2 million for the three months ended September 30, 2005. The $49.4 million, 33.6% increase is partially attributable to the higher bookings in the quarter. Higher bookings through June 30, 2006, of $401.8 million in 2006 versus $310.0 million through June 30, 2005, combined with higher backlog at the beginning of the year, of $196.6 million at December 31, 2005, compared to $148.3 million at December 31, 2004, also contributed to higher revenues in 2006. Customer orders typically have lead times from as little as one day to over nine months depending on the nature of the product or service required.
Gross profit. Gross profit was $75.3 million for the three months ended September 30, 2006, compared to $55.4 million for the three months ended September 30, 2005. Gross profit as a percentage of segment revenues was 38.3% for 2006 compared to 37.6% for 2005. The increases were attributable to increased revenues and improved margins due to price increase realization, partially offset by higher allocations due to the change in the revenue mix.
Operating income. Operating income was $51.9 million for the three months ended September 30, 2006, compared to $38.4 million for the three months ended September 30, 2005. As a percentage of segment revenues, operating income was 26.4% for 2006 compared to 26.1% for 2005. Both increases are due to the factors cited above.
Bookings and backlog. Aftermarket parts and services bookings were $206.0 million for the three months ended September 30, 2006, compared to $167.6 million for the three months ended September 30, 2005. Aftermarket parts and services backlog was $282.7 million at September 30, 2006 compared to $185.5 million at September 30, 2005. The increases from prior year reflect the continuing strength of the oil and gas market.
Results of Operations
Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

	Nine months ended		Nine months ended		Period to Period Change
(In millions)	September 30, 2006		September 30, 2005		2005 to 2006	% Change
Statement of Operations Data:

Total revenues	$1,025.8	100.0%	$846.2	100.0%	$179.6	21.2%
Cost of goods sold	763.0	74.4	657.8	77.7	105.2	16.0%

Gross profit	262.8	25.6	188.4	22.3	74.4	39.5%
Selling and administrative expenses	161.0	15.7	118.4	14.0	42.6	36.0%
Research and development expenses	7.8	0.8	4.7	0.6	3.1	66.0%
Curtailment gain	(11.8)	(1.2)	0.0	0.0	(11.8)	NM

Operating income	105.8	10.3	65.3	7.7	40.5	62.0%
Interest (expense), net	(37.0)	(3.6)	(44.6)	(5.3)	7.6	(17.0)%
Early redemption premium on debt	0.0	0.0	(3.7)	(0.4)	3.7	NM
Other income (expense), net	7.0	0.7	(1.5)	(0.2)	8.5	NM

Income before income taxes	75.8	7.4	15.5	1.8	60.3	389.0%
Provision for income taxes	29.9	2.9	10.6	1.2	19.3	182.1%

Net income	$45.9	4.5%	$4.9	0.6%	$41.0	836.7%

Bookings	$1,282.7		$1,036.0		$246.7	23.8%

Backlog — ending	$1,183.0		$872.8		$310.2	35.5%

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Total revenues. Total revenues were $1,025.8 million for the nine months ended September 30, 2006, compared to $846.2 million for the nine months ended September 30, 2005. The $179.6 million, 21.2% increase shows the strength of the markets we serve.
Cost of goods sold. Cost of goods sold was $763.0 million for the nine months ended September 30, 2006, compared to $657.8 million for the nine months ended September 30, 2005. As a percentage of revenues, cost of goods sold decreased to 74.4% for 2006 from 77.7% for 2005 in part due to higher prices and the operating leverage from higher revenues on fixed manufacturing costs.
Gross profit. Gross profit was $262.8 million, or 25.6% of revenues for the nine months ended September 30, 2006, compared to $188.4 million, or 22.3% of revenues for the nine months ended September 30, 2005. The increases were attributed to the factors mentioned above.
Selling and administrative expenses. Selling and administrative expenses were $161.0 million for the nine months ended September 30, 2006, compared to $118.4 million for the nine months ended September 30, 2005. The $42.6 million, 36.0% increase was attributed to higher expense (1) to support the increased bookings rate and greater revenues; (2) from the acquisition of Tuthill Energy Systems; (3) to establish corporate functions for the stand-alone company; and (4) stock-based compensation expense – exit units in 2006 of $16.8 million (see description below). Selling and administrative expenses as a percentage of revenues were 15.7% compared to 14.0% for 2005.
Stock-based compensation expense – exit units. On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in our consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4 million. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
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
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5 million. As a result, the first two tranches of exit units vested on that day and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8 million. At September 30, 2006, the unrecognized fair value determined at the grant date of the unvested three tranches of exit units is $6.7 million.
Research and development expenses. Total research and development expenses for the nine months ended September 30, 2006 were $7.8 million compared to $4.7 million for the nine months ended September 30, 2005. The $3.1 million increase was from an unusually low

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
2005 due to the increased booking rate that caused reassignment of some research and development resources to customer order engineering tasks. Additional staff was hired in 2006 to support the growth in the business.
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
Operating income. Operating income was $105.8 million for the nine months ended September 30, 2006, compared to $65.3 million for the nine months ended September 30, 2005. The $40.5 million increase was attributed primarily to increased revenues and the operating leverage effect of higher revenues on fixed manufacturing costs, plus the $11.8 million curtailment gain cited above less higher selling and administrative expenses, which included the stock-based compensation – exit units of $16.8 million. As a percentage of revenues, operating income for 2006 was 10.3% (10.8% without the curtailment gain and exit units) compared to 7.7% for 2005.
Interest expense, net. Interest expense, net was $37.0 million for the nine months ended September 30, 2006, compared to $44.6 million for the nine months ended September 30, 2005. Interest expense, net for 2006 included $3.9 million in amortization of deferred financing fees, of which $1.1 million was accelerated amortization due to a reduction of $50.0 million in long-term debt in the period. Amortization of deferred financing fees for 2005 was $8.6 million, including $5.4 million in accelerated amortization. The decline in interest expense, net was attributable in part to payments of debt partially offset by increase in the variable rates applicable to a portion of our outstanding debt.
Early redemption premium on debt. We used a portion of the proceeds from our initial public offering in the third quarter of 2005 to prepay $50.0 million of our notes incurring a prepayment premium of $3.7 million.
Other income (expense), net. Other income, net was $7.0 million for the nine months ended September 30, 2006, compared to (expense), net of $(1.5) million for the nine months ended September 30, 2005. The increase is primarily currency gains in 2006 compared to currency losses in 2005.
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2006 was $29.9 million and $10.6 million for the nine months ended September 30, 2005. Our estimated income tax provision for the nine months ended September 30, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of (1) the non-cash $16.8 million stock based compensation expense – exit units which is not deductible for tax purposes, (2) tax rates that are lower than the U.S. rate in certain foreign jurisdictions, (3) a U.S. deduction for certain foreign income taxes, and (4) a U.S. deduction related to certain export sales from the U.S. Also, during the three months ended September 30, 2006, we provided a valuation allowance of $1.8 million for deferred tax assets at our subsidiary in Brazil because their accumulated losses and related net operating loss carry forward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that their deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefit of deferred tax assets will be realized. We have taken steps to improve our performance in Brazil including ceasing manufacturing new units and changing local management. We currently expect to maintain our aftermarket parts and services business in Brazil.
Our estimated tax provision for the nine months ended September 30, 2005 results in an effective rate that differs from the statutory U.S. rate of 35% principally because, in certain tax jurisdictions, we had incurred net operating losses from inception and were forecasting net operating losses for 2005. Consequently, we have recorded valuation allowances against the deferred tax assets in those jurisdictions on the basis that it is more likely than not that we will not realize those assets.
Bookings and backlog. Bookings for the nine months ended September 30, 2006 were $1,282.7 million compared to $1,036.0 million for the nine months ended September 30, 2005. Backlog was $1,183.0 million at September 30, 2006 compared to $872.8 million at September 30, 2005. These increases reflect the strength of the oil and gas market.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Segment Analysis – Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

	Nine months ended		Nine months ended		Period to Period Change
(In millions)	September 30, 2006		September 30, 2005		2005 to 2006	% Change
Statement of Segment Data:

Revenues
New units	$501.0	48.8%	$399.0	47.2%	$102.0	25.6%
Aftermarket parts and services	524.8	51.2%	447.2	52.8%	77.6	17.4%

Total revenues	$1,025.8	100.0%	$846.2	100.0%	$179.6	21.2%

Gross profit
New units	$65.9		$40.4		$25.5	63.1%
Aftermarket parts and services	196.9		148.0		48.9	33.0%

Total gross profit	$262.8		$188.4		$74.4	39.5%

Operating income
New units	$24.7		$4.7		$20.0	425.5%
Aftermarket parts and services	131.8		93.2		38.6	41.4%
Unallocated corporate expense	(50.7)		(32.6)		(18.1)	55.5%

Total operating income	$105.8		$65.3		$40.5	62.0%

Bookings
New units	$674.9		$558.3		$116.6	20.9%
Aftermarket parts and services	607.8		477.7		130.1	27.2%

Total bookings	$1,282.7		$1,036.0		$246.7	23.8%

Backlog — ending
New units	$900.3		$687.3		$213.0	31.0%
Aftermarket parts and services	282.7		185.5		97.2	52.4%

Total backlog	$1,183.0		$872.8		$310.2	35.5%

New Units
Revenues. New Units revenues were $501.0 million for the nine months ended September 30, 2006, compared to $399.0 million for the nine months ended September 30, 2005. The $102.0 million, 25.6% increase is primarily attributable to higher backlog at the beginning of the year of $688.1 million at December 31, 2005 compared to $489.3 million at December 31, 2004.
Gross profit. Gross profit was $65.9 million for the nine months ended September 30, 2006, compared to $40.4 million for the nine months ended September 30, 2005. Gross profit as a percentage of segment revenues was 13.2% for 2006 compared to 10.1% for 2005. The increase was primarily attributable to the higher prices and operating leverage benefit of higher revenues on fixed manufacturing costs.
Operating income. Operating income was $24.7 million for the nine months ended September 30, 2006, compared to $4.7 million for the nine months ended September 30, 2005. As a percentage of segment revenues, operating income was 4.9% for 2006 compared to 1.2% for 2005. Both increases are due to the factors cited above.
Bookings. New Units bookings for the nine months ended September 30, 2006 were $674.9 million compared to $558.3 million for the nine months ended September 30, 2005. The $116.6 million increase is primarily due to continued strength in the oil and gas market.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $524.8 million for the nine months ended September 30, 2006, compared to $447.2 million for the nine months ended September 30, 2005. The $77.6 million, 17.4% increase is partially attributable to higher bookings

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
in the period, as well as higher backlog at the beginning of the year, of $196.6 million at December 31, 2005, compared to $148.3 million at December 31, 2004.
Gross profit. Gross profit was $196.9 million for the nine months ended September 30, 2006, compared to $148.0 million for the nine months ended September 30, 2005. Gross profit as a percentage of segment revenues was 37.5% for 2006 compared to 33.1% for 2005. The increases were attributed to increased revenues and improved margins due to price increase realization.
Operating income. Operating income was $131.8 for the nine months ended September 30, 2006, compared to $93.2 million for the nine months ended September 30, 2005. As a percentage of segment revenues, operating income was 25.1% for 2006 compared to 20.8% for 2005. The increases are due to the factors cited above.
Bookings. Aftermarket parts and services bookings for the nine months ended September 30, 2006 were $607.8 million compared to $477.7 million for the nine months ended September 30, 2005. The $130.1 million increase from prior year reflects the strength of the oil and gas market.
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended September 30, 2006, was $92.1 million compared to $222.4 million for the same period in 2005. The decrease of $130.3 million in net cash provided by operating activities was principally from changes in accounts receivable, inventories and customer advance payments, partially offset by improved operating performance. Net cash flow from accounts receivable was $44.0 million in the first nine months of 2006 compared to the $47.0 million for the first nine months of 2005, even though sales in the first nine months of 2006 were higher than the first nine months of 2005. In 2005, we collected $30.5 million from Ingersoll-Rand that was part of the settlement of the working capital adjustment from the Acquisition. Inventories-net increased $42.9 million and customer advance payments increased $12.0 million during the first nine months of 2006 as a result of our increased backlog. Inventories decreased $13.0 million and customer advances increased $75.8 million during the first nine months of 2005 as a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. In addition, there were two large orders booked in 2005 that required an unusually large percent of the contract value to be paid when the engineering drawings were delivered. Net income improved to $45.9 million for the nine months ended September 30, 2006 from $4.9 million in the same period for 2005. Depreciation and amortization declined to $38.6 million for the nine months ended September 30, 2006 from $48.0 million for the nine months ended September 30, 2005 because certain intangible assets are now fully amortized.
Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2006, compared to net cash used of $57.7 million in the same period for 2005. Capital expenditures for the periods were about the same and we sold our investment in a partially owned entity in the first quarter of 2005 for $10 million and on September 8, 2005 acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”).
TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $57.0 million, net of $4.0 million cash acquired, subject to future adjustments for agreement on the final working capital at the closing date and other related matters. We allocated the cost based on estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Accounts receivable	$14,897
Inventory — net	7,309
Prepaid expenses and other current assets	515

Total current assets	22,721
Property, plat and equipment, net	19,029
Intangible assets	19,600
Goodwill	7,119

Total assets acquired	68,469

Accounts payable and accruals	9,435
Other liabilities	2,016

Total liabilities assumed	11,451

Cash paid — net	$57,018

Accounts receivable includes $2.4 million subsequently received from Tuthill Corporation for working capital adjustment under the acquisition agreement.
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
Net cash used in financing activities was $50.1 million for the nine months ended September 30, 2006, related to accelerated payments on long-term debt from available cash flow, compared to $161.1 million for the nine months ended September 30, 2005.
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
As of September 30, 2006, we had a cash balance of $129.5 million and the ability to borrow $159.5 million under our $350 million senior secured revolving credit facility, as $190.5 million was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Recently issued accounting standards
In December 2004, the FASB issued Statement No. 123(R), Share-Based Payments, that is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity. We elected to early adopt the provisions of Statement 123(R) as of October 30, 2004. As a result, we recognized compensation cost in relation to share-based compensation arrangements of $512,000 and $18,277,000 for the three months and the nine months ended September 30, 2006 and $380,000 and $3,237,000 for the three months and the nine months ended September 30, 2005. See Note 3 for a description of amounts recognized in 2006 in relation to exit units.
In May 2005, the FASB issued Statement No.154, Accounting Changes and Error Corrections. Statement No.154 provides guidance on the accounting for and reporting of changes and error corrections. This statement was effective for fiscal years beginning after December 31, 2005. The adoption of this statement did not have a material effect on our financial reporting.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years ending after December 15, 2006. The Company is assessing the potential effect this interpretation will have on its results of operations and financial position as of now for the year ending December 31, 2006.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of and measurement methods for fair value to be used consistently when other accounting standards require fair value measurement and requires expanded disclosure in annual and interim financial statements about fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is to be applied by the Company prospectively to future fair value measurements.
In September 2006, the FASB also issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires defined benefit plans to (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not required recognized as components of net periodic benefit cost in the income statement; (3) measure defined benefit plan assets and obligations as of the date of the year-end statement of financial position; and (4) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Statement No. 158 is effective for fiscal years ending after December 15, 2006, except the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Statement No. 158 is not expected to have a material effect on the Company’s financial position as of December 31, 2006.

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
CONTROLS AND PROCEDURES...Continued
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency gain was $6.5 million for the nine months ended September 30, 2006, compared to a net currency loss $1.0 million for the nine months ended September 30, 2005.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
We have interest rate risk related to the term loan portion of our senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the effect of increasing interest expense by $1.8 million annually, based on the outstanding principal balance at September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2006. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below.
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

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES...Continued
statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have previously disclosed in our filings with the SEC that we have identified significant deficiencies which, when taken in the aggregate, amount to material weaknesses in internal control over financial reporting. We believe that many of these are attributable to our transition from a subsidiary of a multinational company to a standalone entity. In connection with the preparation of our 2005 consolidated financial statements and our assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2005, included in our first Annual Report on Form 10-K filed under the Exchange Act, we identified the following specific control deficiencies which represent material weaknesses in our internal control over financial reporting as of September 30, 2006:
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

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES...Continued
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
Plan for Remediation of Material Weaknesses
As discussed above, we have identified certain material weaknesses that existed at December 31, 2005 and have taken steps to strengthen our internal control over financial reporting. During the third quarter of 2006, we made the following changes that have a material effect or are reasonably likely to have a material effect on our internal control over financial reporting:
a)	We continued (1) to hire additional experienced information technology personnel; (2) to hire additional experienced accounting personnel, (3) to improve our documentation of worldwide accounting processes, policies and procedures; and (4) to implement a new worldwide information technology system.

b)	We continued developing and implementing information technology general controls and specifically limiting certain financial and information technology personnel’s access to critical financial applications and data.

c)	We continued to improve our procedures for developing required current consolidating financial statements required by Rule 3-10 of Regulation S-X.

d)	We continued to improve our review process for foreign currency translated financial statements of our foreign affiliates by experienced accounting personnel at Corporate Headquarters with emphasis on the translation of property, plant and equipment, intangibles and goodwill, and the related cumulative translation adjustment.

e)	We continued to improve our detail reviews of compliance with existing policies on allowance for doubtful accounts and allowance for obsolete and slow moving inventory and implemented a review by experienced accounting personnel at Corporate Headquarters of such accounts.

f)	We implemented additional procedures for preparation, review and approval of certain account analyses and reconciliations.

g)	We implemented additional procedures to analyze, reconcile and eliminate inter-company accounts.

h)	We continued to review the documents supporting the revenue recognized on all transactions over a selected dollar amount in the quarter by experienced accounting personnel at Corporate Headquarters.
While we have taken certain actions to address the identified material weaknesses in internal control over financial reporting, beginning with the year ending December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our external auditors will be required to audit and report on our assessment of and the effectiveness of our internal control over financial reporting. We have a substantial effort ahead of us to complete the documentation and testing of our internal control over financial reporting and remediate any additional material weaknesses identified during that activity. Accordingly, we may not be able to complete the required management assessment by our reporting deadline. An inability to complete this

DRESSER-RAND GROUP INC.
CONTROLS AND PROCEDURES...Continued
assessment would result in receiving something other than an unqualified report from our external auditors with respect to our internal control over financial reporting. In addition, if identified material weaknesses are not remediated, we would not be able to conclude that our internal control over financial reporting was effective, which would result in the inability of our external auditors to deliver an unqualified report on our internal control over financial reporting.
Change in Internal Control over Financial Reporting
All changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have a material effect or, are reasonably likely to have a material effect, on our internal control over financial reporting are disclosed above.

DRESSER-RAND GROUP INC.
OTHER INFORMATION – LEGAL PROCEEDINGS
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As a result of the enhanced compliance processes implemented by us shortly prior to and following the Acquisition, we discovered that our Brazilian subsidiary engaged in a number of transactions that resulted in steam turbine parts and services being provided to Moa Nickel S.A., a Cuban mining company jointly owned by the Government of Cuba and Sherritt International Corp., a Canadian company. Our revenues from these transactions were approximately $4 million in the aggregate since December, 1999, when we acquired a controlling interest in the Brazilian subsidiary. This amount represents approximately 0.06% of our consolidated revenues from 2000 through September 30, 2006. Of the $4 million, approximately $2.5 million in revenues were in connection with the sale of a spare part ordered in October 2003, which was delivered and installed in Cuba, with the assistance of non-U.S. employees of our Brazilian subsidiary in May 2005. When these transactions came to our attention, we instructed our Brazilian subsidiary in July 2005 to cease dealings with Cuba. These transactions were allegedly in violation of the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations with respect to Cuba. We informed the U.S. Treasury Department of these matters. Cuba is subject to economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We reached an agreement with the Department to pay a fine of $171,000, which we paid in October 2006. The agreement reached with the Department ends the investigation concerning this matter and also states that we do not admit any liability in the matter.
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, and is currently pending in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant is seeking damages of about 8 million pounds sterling (approximately $15.0 million). Witness testimony concluded in July 2006, closing arguments are expected in December 2006 and a decision is expected in the first quarter of 2007. In prior years, we had offered to settle and recorded a litigation liability for 900,000 pounds sterling (approximately $1,685,000). Based on a report received in the first quarter of 2006, from an expert damages witness hired by the Company, we increased our offer to settle to 1,500,000 pounds sterling (approximately $2,810,000) resulting in a charge recorded as expense in the first quarter of 2006 of approximately $1,050,000 included in cost of sales. Based on our review of the evidence presented at the trial, we increased our accrual for the estimated loss for this litigation by 100,000 pounds sterling (approximately $190,000) bringing the total accrual to 1,600,000 pounds sterling (approximately $3,000,000). While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to continue our vigorous defense of this suit, it is reasonably possible that the loss could be up to the 3,133,000 pounds sterling (approximately $5,850,000) limit of liability stated in the agreement with the customer, not including interest or costs, or 1,533,000 pounds sterling (approximately $2,850,000) in excess of amounts recognized as of September 30, 2006.
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

DRESSER-RAND GROUP INC.
November 6, 2006	/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer