Form 10-K
period 2006-12-31
Dresser-Rand Group Inc.
filed 2007-03-07
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
None
(Title of class)
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $23.48 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,007,004,000.

There were 85,477,160 shares of common stock outstanding on February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

ITEM 1.	BUSINESS

Overview

Our predecessor company was initially formed on December 31, 1986, when Dresser Industries, Inc. and Ingersoll Rand entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll Rand. On October 1, 1992, Dresser Industries, Inc. purchased a 1% equity interest from Dresser-Rand Company. In September 1999, Dresser Industries, Inc. merged with Halliburton Industries, and Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries. On February 2, 2000, a wholly-owned subsidiary of Ingersoll Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company. On August 25, 2004, Dresser-Rand Holdings, LLC, our indirect parent and an affiliate of First Reserve Corporation (“First Reserve”), entered into an equity purchase agreement with Ingersoll Rand to purchase all of the equity interests in the Dresser-Rand Entities for approximately $1.13 billion. The acquisition closed on October 29, 2004. In this Form 10-K, we refer to this acquisition as the “Acquisition” and the term “Transactions” means, collectively, the Acquisition and the related financings to fund the Acquisition.

Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us,” the “Company”, the “Successor” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries after giving effect to the consummation of the Transaction, (ii) the terms “Dresser-Rand Entities” and the “Predecessor” refer to the predecessors of the issuer (Dresser-Rand Company and its direct and indirect subsidiaries, Dresser-Rand Canada, Inc. and Dresser-Rand GmbH) and (iii) the term “Ingersoll Rand” refers to Ingersoll Rand Company Limited, a Bermuda corporation, and its predecessors, which sold its interest in the Dresser-Rand Entities in the Acquisition.

We are among the largest global suppliers of rotating equipment solutions to the worldwide oil, gas, petrochemical and process industries. In 2006, approximately 93% of our combined revenues were generated from oil and gas infrastructure spending and 50% of our total combined revenues were generated by each of our aftermarket parts and services segment and our new units segment. Our services and products are used for a wide range of applications, including oil and gas production, high-pressure field injection and enhanced oil recovery, pipelines, refinery processes, natural gas processing, and petrochemical production. We believe we have the largest installed base in the world of the classes of equipment we manufacture, with approximately 40% of the total installed base of equipment in operation. Our installed base of equipment includes such well-recognized brand names as Dresser-Rand, Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Coppus, Murray and Nadrowski. We provide a full range of aftermarket parts and services to this installed base through our global network of 26 service and support centers covering more than 140 countries. We operate globally with manufacturing facilities in the United States, France, Germany, Norway, and India. Our client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, and chemical and industrial companies. Our clients include Royal Dutch Shell, ExxonMobil, BP, Statoil, Chevron, Petrobras, Pemex, PDVSA, ConocoPhillips, Lukoil, Marathon Oil Corporation and Dow Chemical Company.

We continue to evolve our business toward a solutions-based service offering that combines our industry-leading technology, proprietary worldwide service center network and deep product expertise. This approach drives our growth as we offer integrated service solutions that help our clients maximize returns on their production and processing equipment. We believe our business model and alliance-based approach align us with our clients who are shifting from purchasing isolated units and services on a transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance program encompasses both the provision of new units and/or parts and services, and we offer our clients a dedicated team, streamlined engineering and procurement process and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In our alliances, we are either the exclusive or preferred supplier of equipment and aftermarket parts and services to a client. Our alliances enable us to:

•	lower clients’ total cost of ownership and improve equipment performance;

•	lower our and our clients’ transaction costs;

•	better forecast our future revenues; and

•	develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients.

The markets in which we operate are large and fragmented. We estimate that the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture and the aftermarket parts and services needs of the installed base of such equipment (both in-house and outsourced) is approximately $14 billion. We believe that we are well positioned to benefit from a variety of long-term trends driving demand in our industry, including:

•	the increased outsourcing of equipment maintenance and operation;

•	the maturation of producing fields worldwide, which requires increasing use of compression equipment to maintain production levels;

•	the substantial increase in demand for natural gas, which is driving growth in gas production, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•	the increased worldwide demand for oil and feedstock for refined products resulting from economic growth.

Recent Developments

During January of 2007, we reduced our term debt by $50 million. As a result, we expect to incur an additional non-cash charge relating to the write-off of unamortized debt issuance costs of approximately $0.9 million. Interest expense for 2007 is expected to be reduced by approximately $3.6 million based on rates prevailing at December 31, 2006.

Business Strategy

In 2006, approximately 93% of our revenues were generated from energy infrastructure and oilfield spending. Additionally, 50% of our total revenues were generated by our aftermarket parts and services business. We intend to continue to focus on the oilfield, natural gas and energy sectors and thus expect to capitalize on the expected long-term growth in equipment and services investment, especially related to natural gas, in these sectors. Specifically, we intend to:

Increase Sales of Aftermarket Parts and Services to Existing Installed Base.  The substantial portion of the aftermarkets parts and services needs of the existing installed base of equipment that we currently do not, or only partially, service represents a significant opportunity for growth. We believe the market has a general preference for aftermarket OEM parts and services. We are implementing a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. Through the D-R Avenue project, we have assembled a significant amount of data on competitors’ installed equipment base and we are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered. We are upgrading our service response by integrating the expertise of our factory-based product engineers with the client-oriented service personnel in the field through our CIRS system. The CIRS system significantly enhances our ability to rapidly and accurately respond to any technical support or service request from our clients. We believe our premium service level will result in continued growth of sales of aftermarket parts and services.

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand OEM Equipment.  We believe the aftermarket parts and services market for non-Dresser-Rand equipment represents a significant growth opportunity that we have only just begun to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ products. Additionally, with the largest global network of full-capability service centers and field service support, we are often in a position to provide quick response to clients and to offer local service. We believe these are important service differentiators for our clients. By using D-R Avenue, we intend to capitalize on our knowledge, our broad network of service centers, flexible technology and existing relationships with most major industry participants to grow our aftermarket parts and services solutions for non-Dresser-Rand equipment.

Grow Alliances.  As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing service providers that can help them optimize performance over the entire life cycle of their equipment. In the past few years, we have seen a high level of interest among our clients in seeking alliances with us, and we have entered into agreements with more than 40 of our clients. We plan to leverage our market leadership, global presence and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing alliances. We currently are the only alliance partner for rotating equipment with Marathon Oil Corporation and Royal Dutch Shell, plc. In addition, we are a preferred, non-exclusive supplier to other alliance partners, including BP, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Kinder Morgan, Valero, Praxair, Targa, PDVSA, and Duke Energy.

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

Introduce New and Innovative Products and Technologies.  We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new product sales and upgrades to our, and other OEM’s, installed base of equipment. Many of our products utilize innovative technology that lowers operating costs, improves convenience and increases reliability and performance. Examples of recent new offerings include adapting the DATUM compressor platform for the revamping of other OEM equipment, a new design of dry-gas seals and bearings, a new generation of rotating separators and an integrated compression system (ICS). We recently have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. We plan to continue developing innovative products, including new compressor platforms for subsea and underground applications, which would further open up new markets to us.

Continue to Improve Profitability.  We continually seek to improve our financial and operating performance through cost reductions and productivity improvements. Since the fourth quarter of 2002, we adopted a number of restructuring programs across our entire company. An important element in these programs was process innovation that permitted us to streamline our operations. As a result of our business realignment toward our aftermarket parts and services segment, our lean manufacturing initiatives and our decision to begin charging customers a margin on third-party equipment they ask us to package with our own units, our operating income per employee (based on the average number of employees in each period) for the year ended December 31, 2006 improved substantially as compared to the year ended December 31, 2005. We are focused on continuing to improve our cost position in every area of our business, and we believe there is substantial opportunity to further increase our productivity in the future.

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

Segment and geographic revenues and related financial information for 2006, 2005 and 2004 can be found in Note 23, Segment Information, in the Notes to Consolidated and Combined Financial Statements in Item 15 of this Form 10-K, which is incorporated herein by reference.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines and also manufacture special-purpose gas turbines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power

Turbo Products
Compressors	up to 500k CFM	✓	✓	✓	✓	✓	✓
Gas & Power turbines	up to 60 MW	✓	✓	✓	✓	✓	✓	✓
Hot Gas Expanders	Up to 1600#F			✓	✓			✓
Control Systems		✓	✓	✓	✓	✓	✓	✓
Reciprocating Compressors
Process	up to 325k lbs.	✓	✓	✓	✓	✓	✓
Rod Load
Separable	up to 11k HP,	✓	✓	✓
7500psig
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓

Turbo Products.  We are a leading supplier of turbomachinery for the oil and gas industries worldwide. In 2006, in North America new unit turbomachinery bookings, we were the leader, and continued to rank in the top three in worldwide market share. Turbo products sales represented 53.3%, 50.8% and 48.7% of our total revenues for the fiscal years ended 2006, 2005 and 2004, respectively. Centrifugal compressors utilize turbomachinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery. In addition, centrifugal compression is used to separate the composition of various gases in process applications to extract specific gases. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production.

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

In addition, we offer a variety of gas turbines ranging in power capacity from approximately 1.5 to 60 megawatts (MW), which support driver needs for various centrifugal compressor product lines, as well as for power generation applications.

Reciprocating Compressors.  We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines to large slow speed motor driven process reciprocating compressors. In 2006, in North America new unit reciprocating compressor sales, we were the clear leader, and continued to rank in the top three in worldwide market share. Reciprocating compressor sales represented 27.9%, 28.7% and 32.3% of our total revenues for the fiscal years ended 2006, 2005 and 2004, respectively. Reciprocating compressors use a traditional piston and cylinder design engine to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications. We offer 11 models of process reciprocating compressors, with power capacity ranging from 5 to 45,000 horsepower, and pressures ranging from vacuum to 60,000 psig. We offer seven models of separable compressors, with power ratings to 11,000 horsepower. Applications for our reciprocating compressors include upstream production (gas lift, Liquefied Natural Gas, export, gathering, processing, Liquefied Petroleum Gas, and Natural Gas Liquids), midstream transportation (gas transport, storage and fuel gas) and downstream processing (G-T-C, H2 Production, refining, cool gas, methanol and ethylene, NH3, Nitric Acid, and Urea).

Steam Turbines.  We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbines represented 18.8%, 20.5% and 19.0% of our total revenues for the fiscal years ended 2006, 2005 and 2004, respectively. Steam turbines use steam from power plant or process applications and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered multi-stage steam turbines. Our mechanical drive steam turbine models have power capacity ranging from 2 to 75,000 horsepower and are used primarily to drive pumps, fans, blowers and compressors. Our models that have power capacity up to 100,000 kilowatts are used to drive electrical generators. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, pulp and paper, electrical power production and utilities, sugar and palm oil. We also build equipment for universities, municipalities and hospitals. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion.

New Product Development

New product development is an important part of our business. We believe we are an industry leader in introducing new, value-added technology. Our investment in research and development has resulted in numerous technology upgrades focused on aftermarket parts and services growth. Our recent new product development includes adapting the DATUM compressor platform for revamping of other OEM equipment, a new design of dry-gas seals and bearings, an in-line rotary separator (IRIS) and a new Integrated Compression System (ICS). ICS uses as a platform high-efficiency DATUM centrifugal compressor technology driven by a high-speed, close-coupled motor, with an integrated gas-liquid separation unit, packaged with process coolers in a single module. It provides a complete compression system that can be applied to all markets — upstream, midstream and downstream. We believe that the ICS is uniquely suited for developing sub-sea applications because the compressor, motor, separation system and gas coolers are contained in the same process module. We have recently introduced a complete suite package of remote monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. We plan to continue developing innovative products.

We believe clients are increasingly choosing their suppliers based upon capability to custom engineer, manufacture and deliver reliable high-performance products, with the lowest total cost of ownership, in the shortest cycle time, and to provide timely, locally based service and support. Our client alliance sales have increased substantially as a result of our ability to meet these client requirements. For example, the proportion of our combined core centrifugal and process reciprocating new unit revenues from client alliances has increased from approximately $17 million in 2000 to approximately $218 million in 2006.

Aftermarket Parts and Services

The aftermarket parts and services segment provides us with long-term growth opportunities and a steady stream of recurring revenues and cash flow. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services needs over its operating life. Parts and services activities tend to realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit, which in many cases is as low as five percent of the total life cycle cost of the unit to the client. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

•	Replacement Parts

•	Equipment Repair & Rerates

•	Field Service Turnaround

•	Equipment Installation

•	U.S. Navy Service and Repair

•	Applied Technology

•	Operation and Maintenance Contracts

•	Long-Term Service Agreements

•	Rotor/Spare Parts Storage

•	Special Coatings/Weldings

•	Condition Monitoring

•	Product Training

•	Controls Retrofit

•	Turnkey Installation/Project Management

•	Equipment Technology Revamps/Upgrades

•	Site/Reliability Audits

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

We believe clients generally show a preference for purchasing aftermarket parts and services from the OEM of a unit. A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEM service providers. The steady demand from our installed base for aftermarket parts and services represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other OEMs’ installed base of equipment, developing new technology upgrades and increasing our penetration of higher value-added services to our own installed base.

Because equipment in our industry typically has a multi-decade operational life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, customers place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 26 service and support centers in 15 countries, employing approximately 1,400 service center and field service personnel, servicing our own and other OEMs’ turbo and reciprocating compressors as well as steam and gas turbines. Our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Revamp/Upgrade Opportunities

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

Sales and Marketing

We market our services and products worldwide through our established sales presence in over 20 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives. Our sales force is comprised of over 350 direct sales/service personnel and a global network of approximately 100 independent representatives, as well as 26 service and support centers in 15 countries who sell our products and provide service and aftermarket support to our installed base locally in over 140 countries.

Manufacturing and Engineering Design

Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built to clients’ specifications for long-life, mission-critical applications. To improve quality and productivity, we are implementing a variety of manufacturing strategies including focus factories, low cost manufacturing, and integrated supply chain management. With the introduction of the Configurator, we have reduced cycle times of engineering designs by approximately one-third, which we believe to be one of the lowest cycle times in the industry. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as lube oil consoles and gas seal panels, whenever costs are significantly lower and quality is comparable to our own manufacturing. Our manufacturing operations are conducted in ten locations around the world. We have major manufacturing plants outside the United States in France, Norway, India and Germany.

We strive to manufacture the highest quality products and are committed to improve the quality and efficiency of our products and processes. For example, we have established a full-time worldwide process innovation team of 100 employees who work across our various departments, including engineering, finance, purchasing and others, and who are focused on providing our clients with faster and improved configured solutions, short service response times, improved cycle times and on-time-delivery. The team uses a combination of operational performance and continuous improvement tools from Lean Enterprise, 6 Sigma, Value Engineering/Value Analysis, Total Quality Management, plus other value-creation and change management methodologies. Our aggressive focus on product quality is essential due to the strict performance requirements for our final products. All of our plants are certified in compliance with ISO 9001, with several also holding ISO 14001.

We manufacture many of the components included in our products. The principal raw materials required for the manufacture of our products are purchased from numerous suppliers, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.

Clients

Our client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies, petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include Royal Dutch Shell, ExxonMobil, BP, Statoil, Chevron, Petrobras, Pemex, PDVSA, Conoco Phillips, Lukoil, Marathon Oil Company and Dow Chemical Company. In 2006, Daewoo Ship Building & Marine Engineering Co., Ltd. totaled 5.9%, PDVSA totaled 5.2% and Chevron totaled 5.0% of total net revenues. In 2005, no client exceeded 5.0%. In 2004, PDVSA totaled 6.5%.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. The alliance agreements are generally terminable upon 30 days’ notice without penalty, and therefore do not assure a long-term business relationship. We have so far entered more than 40 alliances, and currently are the only alliance partner for like rotating equipment with exclusive alliances with Marathon Oil Corporation, and Royal Dutch Shell, plc. We also have preferred, non-exclusive supplier alliances with BP, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Kinder Morgan, Valero, Praxair, Targa, PDVSA, and Duke Energy.

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

Over the last 20 years, the turbo compressor industry has consolidated from more than 15 to 7 of our larger competitors, the reciprocating compressor industry has consolidated from more than 12 to 7 of our larger competitors and the steam turbine industry has consolidated from more than 18 to 5 of our larger competitors. Our larger competitors in the new unit segment of the turbo compressor industry include General Electric/Nuovo Pignone, Siemens, Solar Turbines, Inc., Rolls-Royce Group plc, Elliott Company, Mitsubishi Heavy Industries and MAN Turbo; in the reciprocating compressor industry, include General Electric/Nuovo Pignone, Burckhardt Compression, Neuman & Esser, Peter Brotherhood Ltd., Ariel Corp., Thomassen and Mitsui; and in the steam turbine industry include Elliott Company, Siemens, General Electric/Nuovo Pignone, Mitsubishi Heavy Industries and Shin Nippon.

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

Research and Development

Our research and development expenses were $10.4 million, $7.1 million, $2.8 million and $5.7 million for the years ended December 31, 2006, 2005 for the period from October 30, 2004 through December 31, 2004 and for the period January 1, 2004 through October 29, 2004, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. It is our policy to make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance and significant cost savings. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2006, we had 5,612 employees worldwide. Of our employees, approximately 65% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements. A material collective bargaining agreement will expire at our Painted Post, N.Y. facility in August 2007 and at our Olean, N.Y. facility in June 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Our operations in the following countries are unionized: Le Havre, France; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Additionally, overseas, approximately 35% of our employees belong to industry or national labor unions. We believe that our relations with our employees are good.

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

The equity purchase agreement entered into in connection with the Acquisition provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort cases, which have a three-year time limit for a claim to be filed, Ingersoll Rand will remain responsible without time limit for certain specified known environmental liabilities that exist as of the closing date. Each of these liabilities has been placed on the Environmental Remediation and Compliance Schedule to the equity purchase agreement (the “Final Schedule”). We will be responsible for all liabilities that were not identified prior to the closing date and placed on the Final Schedule. To determine which matters will be included on the Final Schedule, we conducted Phase I and Phase II assessments at 30 of the Dresser-Rand Entities’ facilities.

The equity purchase agreement provided that the Final Schedule would include all noncompliance and contamination matters identified in the Phase I and Phase II assessments that the parties agree should be included thereon. A contamination matter was to be included on the Final Schedule if it met one of several standards, the most important of which is that if such contamination matter were known by the applicable governmental authority, that authority would be expected to require a response action (which is broadly defined to include not only cleanup, but investigation and monitoring). For purposes of inclusion on the Final Schedule, contamination matters are broadly defined to include each known point of contamination plus all additional contamination associated with, or identified during an investigation of, such known point of contamination. Pursuant to the equity purchase agreement, Ingersoll Rand is responsible for all response actions associated with the contamination matters and must perform such response actions diligently. However, to the extent contamination at leased properties was caused by a third party and to the extent contamination at owned properties resulted from the migration of releases caused by a third party, Ingersoll Rand is only required to conduct response actions after being ordered to do so by a governmental authority.

During 2006, the parties reached agreement with respect to the inclusion on the Final Schedule of all of the outstanding matters identified in the Phase I and Phase II assessments. We do not believe that the final resolution of these outstanding matters is material to us.

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

Our company’s name and principal mark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc, and an affiliate of First Reserve. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.

Additional Information

We file annual, quarterly and current reports, amendments to these reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). Our SEC filings may be accessed and read through our website at www.dresser-rand.com or through the SEC’s website at www.sec.gov. The information contained on, or that may be accessed through, our website is not part of this Form 10-K. All documents we file are also available at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We submitted the certification of our CEO required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on September 26, 2006 with no qualifications.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have identified material weaknesses in our internal controls.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2006 as a result of several material weaknesses in our internal control over financial reporting. As a result, this Form 10-K includes an adverse opinion from PricewaterhouseCoopers LLP, our independent registered public accounting firm, on our internal control over financial reporting. A description of the material weaknesses is included in Item 9A, “Controls and Procedures,” in this Form 10-K.

The material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, inferior internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

While we have taken and continue to take actions to remediate the material weaknesses, we cannot be certain that any remedial measures we have taken or plan to take will be effective in remedying all identified deficiencies in our internal control over financial reporting or result in the design, implementation and maintenance of adequate controls over our financial processes and reporting in the future. Our inability to remediate the material weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

Our operating results and cash flows could be harmed during economic or industry downturns.

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

We encounter competition in all areas of our business, principally in the new unit segment. The principal methods of competition in our markets include product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. In addition, our significant financial leverage and the restrictive covenants to which we are subject may harm our ability to compete effectively. In our aftermarket parts and services segment, we compete with our major competitors, small independent local providers and our clients’ in-house service providers. Other OEMs typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business.

We may not be able to complete, or achieve the expected benefits from, any future acquisitions, which could adversely affect our growth.

We have at times used acquisitions as a means of expanding our business and expect that we will continue to do so. If we do not successfully integrate acquisitions, we may not realize operating advantages and synergies. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies involve a number of risks, including:

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

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. For the year ended December 31, 2006, 36% of our net revenue was derived from North America, 24% from Europe, 14% from Latin America, 14% from Asia Pacific and 12% from the Middle East and Africa. Accordingly, our future results could be harmed by a variety of factors, including:

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

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. Six of the top members of our senior management team have been with us for over 20 years, including our Chief Executive Officer and president who has been with us for 26 years. In addition, there is significant demand in our industry for qualified engineers and mechanics. Further, several members of our management received a significant amount of the net proceeds from the initial public offering and secondary offerings of our common stock by D-R Interholding, LLC and may receive additional amounts from any future secondary offerings. We cannot assure you that we will be able to retain all of our current senior management personnel and to attract and retain other personnel, including qualified mechanics and engineers, necessary for the development of our business. The loss of the services of senior management and other key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

Environmental compliance costs and liabilities could affect our financial condition, results of operations and cash flows adversely.

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

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including the clean-up and investigation of some of our properties as well as offsite disposal locations. In addition, although we believe our operations are in compliance with environmental laws and regulations and that we (will be) indemnified by Ingersoll Rand for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Ingersoll Rand to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain a safety performance that is acceptable to our clients could result in the loss of future business.

Our U.S. clients are heavily regulated by the Occupational Safety & Health Administration, or OSHA, concerning workplace safety and health. Our clients have very high expectations regarding safety and health issues and require us to maintain safety performance records for our worldwide operations, field services, repair centers, sales and manufacturing plant units. Our clients often insist that our safety performance equal or exceed their safety performance requirements. We estimate that over 90% of our clients have safety performance criteria for their suppliers in order to be qualified for their “approved suppliers” list. If we fail to meet a client’s safety performance requirements, we may be removed from that client’s approved supplier’s database and precluded from bidding on future business opportunities with that client.

In response to our clients’ requirements regarding safety performance, we maintain a database to measure our monthly and annual safety performance and track our incident rates. Our incident rates help us identify and track accident trends, determine root causes, formulate corrective actions, and implement preventive initiatives. In the past, we have been removed from one client’s approved supplier database for failure to meet the client’s safety performance requirements. We cannot assure you that we will be successful in maintaining or exceeding our clients’ requirements in this regard or that we will not lose the opportunity to bid on certain clients’ contracts.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of December 31, 2006, we had 5,612 employees worldwide. Of our employees, approximately 65% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements. A material collective bargaining agreement will expire at our Painted Post, N.Y. facility in August 2007 and at our Olean, N.Y. facility in June 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Our operations in the following locations are unionized: Le Havre, France; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Additionally, approximately 35% of our employees outside of the United States belong to industry or national labor unions. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

First Reserve’s interests may not be aligned with yours; it may be able to exercise significant influence over our director nomination process.

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

Our Predecessor financial information may not be comparable to future periods.

The Predecessor financial information included in this Form 10-K does not reflect our results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented and may not be comparable to future periods. The Predecessor financial information included in this Form 10-K does not reflect the many significant changes that have occurred in our capital structure, funding and operations as a result of the transactions or the additional costs we incur in operating as an independent stand alone company. For example, funds required for working capital and other cash needs historically were obtained from Ingersoll Rand on an interest-free, intercompany basis without any debt service requirement. Furthermore, we were a limited partnership in the United States until October 29, 2004 and generally did not pay income taxes, but have since become subject to income taxes.

We did not have a recent operating history as a stand-alone company prior to the Acquisition.

Although we have a substantial operating history, prior to the Acquisition we were not operating as a stand-alone company. As a result of the Acquisition, we no longer have access to the borrowing capacity, cash flow, assets and services of Ingersoll Rand and its other affiliates as we did while under Ingersoll Rand’s control. We are a significantly smaller company than Ingersoll Rand, with significantly fewer resources and less diversified operations. Consequently, our results of operations are more susceptible than those of Ingersoll Rand to competitive and market factors specific to our business.

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

Our company’s name and principal mark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc., and an affiliate of First Reserve. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.

The common stock and certain debt securities of Ingersoll Rand and certain debt securities of Dresser, Inc. are publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the “Dresser” and “Rand” brand names or the trading price of our senior subordinated notes and our common stock. In addition, press and other third-party announcements or rumors relating to any of these unaffiliated companies may adversely affect the trading price of our senior subordinated notes and our common stock and the demand for our services and products, even though the events announced or rumored may not relate to us, which in turn could adversely affect our results of operations and financial condition.

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

Risks Related to Our Leverage

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

Our financial performance could be affected by our substantial indebtedness. As of December 31, 2006, our total indebtedness was approximately $505.6 million. In addition, we had $202.9 million of letters of credit outstanding and additional borrowings available under the revolving portion of our senior secured credit facility of $147.1 million. We may also incur additional indebtedness in the future.

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

Our net cash flow generated from operating activities was $164.1 million and $212.4 million for the year ended December 31, 2006 and 2005, respectively, and $57.7 million and $17.4 million for the period January 1, 2004 through October 29, 2004 and the period October 30, 2004 through December 31, 2004, respectively. Our high level of indebtedness requires that we use a substantial portion of our cash flow from operating activities to pay principal of our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development or other general corporate or business activities, including future acquisitions.

In addition, a portion of our indebtedness bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including our senior subordinated notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Our senior secured credit facility and the indenture governing our senior subordinated notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur liens;

•	borrow money, guarantee debt and, in the case of restricted subsidiaries, sell preferred stock;

•	issue redeemable preferred stock;

•	pay dividends;

•	make redemptions and repurchases of certain capital stock;

•	make capital expenditures and specified types of investments;

•	prepay, redeem or repurchase subordinated debt;

•	sell assets or engage in acquisitions, mergers, consolidations and asset dispositions;

•	amend material agreements;

•	change the nature of our business; and

•	engage in affiliate transactions.

The senior secured credit facility also requires us to comply with specified financial ratios and tests, including but not limited to, a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The indenture governing our senior subordinated notes also contains restrictions on dividends or other payments to us by our restricted subsidiaries but does not prohibit payment of dividends by our restricted subsidiaries to us on a pro rata basis or prohibit loans and advances to us so long as no default or event of default has occurred and is continuing or would occur as a consequence of such payments.

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

Other Risks Relating to Us

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of securities analysts and investors, and in response, the market price of our common stock could decrease significantly. Among other factors that could affect our stock price are:

•	actual or anticipated variations in operating results;

•	changes in opinions and earnings and other financial estimates by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in regulatory environment affecting our industry;

•	changes in the market valuations of our industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, new products and technologies, or other strategic initiatives.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Houston, Texas. The following table describes the material facilities owned or leased by us and our subsidiaries as of February 15, 2007.

		Approx.
Location	Status	Square Feet	Type

Painted Post, New York	Owned/Leased	840,000	Manufacturing and services
Olean, New York	Owned/Leased	970,000	Manufacturing and services
Wellsville, New York	Owned/Leased	380,000	Manufacturing and services
Burlington, Iowa	Owned	185,000	Manufacturing and services
Millbury, Massachusetts	Owned	104,000	Services
Campinas, Brazil	Owned	36,870	Services
Kongsberg, Norway	Leased	104,000	Manufacturing and services
Le Havre, France	Owned/Leased	866,000	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Oberhausen, Germany	Owned	75,000	Manufacturing and services
Bielefeld, Germany	Owned	31,000	Manufacturing and services
Houston, Texas	Owned	115,800	Services
Houston, Texas	Owned	45,900	Manufacturing
Houston, Texas	Owned	77,800	Warehouse and offices

ITEM 3.  LEGAL PROCEEDINGS

Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, and is currently pending in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant is seeking damages of about 8 million pounds sterling (approximately $15.7 million). Witness testimony concluded in July 2006, closing arguments concluded in December 2006 and a decision is expected in the first quarter of 2007. In prior years, we had offered to settle and recorded a litigation liability for 0.9 million pounds sterling (approximately $1.8 million). Based on a report received from an expert damages witness hired by the Company and our review of the expert testimony at the trial, we increased our accrual for the estimated loss for this litigation by 0.7 million pounds sterling during 2006 (approximately $1.3 million) bringing the total accrual to 1.6 million pounds sterling (approximately $3.1 million). While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to continue our vigorous defense of this suit, it is reasonably possible that the loss could be up to the 3.1 million pounds sterling (approximately $6.1 million) limit of liability stated in the agreement with the customer, not including interest or costs, or 1.5 million pounds sterling (approximately $3.0 million) in excess of amounts recognized as of December 31, 2006.

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading in our common stock commenced on the New York Stock Exchange on August 5, 2005, under the symbol “DRC”.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape.

	High	Low

2005
Quarter ended September 30, 2005	$26.75	$20.10
Quarter ended December 31, 2005	$25.15	$19.05

2006
Quarter ended March 31, 2006	$27.94	$22.01
Quarter ended June 30, 2006	$27.10	$18.92
Quarter ended September 30, 2006	$23.64	$18.60
Quarter ended December 31, 2006	$26.23	$18.81

As of February 15, 2007, there were 23 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 10,900 as of February 15, 2007.

We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and debt reduction. At December 31, 2006, the amounts available to us to pay cash dividends under the more restrictive covenants of our senior secured credit facility and the indenture governing the senior subordinated notes is limited to 5% of the proceeds of any future issuance of common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

We did not repurchase any of our common stock in the fourth quarter of 2006, except as it relates to stock compensation plans.

Performance Graph

The following chart shows how $100 invested in our common stock on August 5, 2005 would have grown through the period ending December 29, 2006, as measured by total stockholder return on the common stock compared with $100 invested in the S&P 500 Index and $100 invested in a custom composite index. The custom composite index includes Cameron International, Dril-Quip, Inc., FMC Technologies, Inc., Hydril Company, and National-Oilwell Varco Inc.

Company Name/Index	8/5/05	12/30/05	12/29/06
Dresser-Rand	$100	106	107
Custom Composite Index	100	111	128
S&P 500 Index	100	102	116

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information as of and for the periods indicated has been derived from our audited consolidated or combined financial statements. You should read the following information, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and the notes thereto included elsewhere in this Form 10-K.

	Successor			Predecessor
			Period from	Period from
			October 30	January 1
			through	through
	Year Ended December 31,		December 31,	October 29,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
	(In thousands except share and per share data)
Statement of Operations Data:
Net sales, third parties	$1,501,527	$1,206,915	$199,907	$712,483	$1,332,242	$1,026,753
Net sales to affiliates	—	—	—	1,845	1,439	1,841
Other operating revenue	—	1,288	—	1,167	1,669	2,759

Total revenues	1,501,527	1,208,203	199,907	715,495	1,335,350	1,031,353
Cost of sales	1,097,823	920,964	149,564	538,042	1,132,047	865,858

Gross profit	403,704	287,239	50,343	177,453	203,303	165,495
Selling and administrative expenses(1)	228,815	164,055	21,499	122,700	156,129	138,484
Research and development expenses	10,423	7,058	1,040	5,670	8,107	8,044
Curtailment gain(2)	(11,796)	—	—	—	—	—
Write-off of purchased in-process research and development assets	—	—	1,800	—	—	—
Restructuring charges(3)	—	—	—	—	—	5,185

Operating income	176,262	116,126	26,004	49,083	39,067	13,782
Interest (expense) income, net	(47,877)	(57,037)	(9,654)	3,156	1,938	(776)
Early redemption premium on debt	—	(3,688)	—	—	—	—
Other income (expense), net	8,931	(2,847)	(1,846)	1,882	(9,202)	15,000

Income from continuing operations before incomes taxes	137,316	52,554	14,504	54,121	31,803	28,006
Provision for incomes taxes(4)	58,557	15,459	7,275	11,970	11,438	11,910

Income from continuing operations	78,759	37,095	7,229	42,151	20,365	16,096
Net income	$78,759	$37,095	$7,229	$42,151	$20,365	$16,096

Income per share, basic and diluted(5) and(6)	$0.92	$0.56	$0.13
Cash flow data:
Cash flows provided by operating activities	$164,052	$212,422	$17,416	$57,729	$50,963	$42,029
Cash flows (used in) provided by investing activities	(19,519)	(59,483)	(1,126,939)	(4,907)	(7,089)	3,813
Cash flows (used in) provided by financing activities	(100,070)	(160,131)	1,217,631	(52,030)	(63,487)	(18,759)

	Successor			Predecessor
	As of December 31,			As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$146,846	$98,036	$111,500	$41,537	$59,619
Total assets	1,771,329	1,657,871	1,751,074	1,063,875	1,119,464
Debt:
Current portion of debt	74	67	6,749	3,716	2,631
Long-term debt, net of current maturities	505,565	598,137	816,664	213	1,254
Total debt	505,639	598,204	823,413	3,929	3,885
Stockholders’ equity	631,871	514,660	452,897	—	—
Partnership interest	—	—	—	565,035	526,710

(1)	2006 amount includes stock-based compensation expense — exit units of $23,551.

(2)	See Note 15, Post-retirement Benefits other than Pensions, in the Notes to Consolidated and Combined Financial Statements.

(3)	Includes severance expenses and facility exit costs associated with our corporate restructuring activities.

(4)	The Successor is organized as a corporation while the Predecessor was organized in the United States as a partnership. The information presented does not give effect to the income taxes the Predecessor would have been required to recognize if it were organized as a corporation. Pro forma tax expense for the year ended December 31, 2004, was $15,997. Pro forma tax expense reflects income tax expense that would have been required to be recorded as a tax expense if organized as a corporation during these periods and also includes other pro forma adjustments related to the acquisition of Dresser-Rand Company by affiliates of First Reserve on October 29, 2004.

(5)	Historical basic and diluted earnings per share data have not been presented for the Predecessor because the Predecessor did not operate as a separate legal entity from Ingersoll Rand.

(6)	For the Successor, basic and diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

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

Overview

We are among the largest global suppliers of rotating equipment solutions to the worldwide oil, gas, petrochemical and industrial process industries. Our services and products are used for a wide range of applications, including oil and gas production, refinery processes, natural gas processing, pipelines, petrochemical production, high-pressure field injection and enhanced oil recovery. We also serve general industrial markets including paper, steel, sugar, distributed power and government markets. In addition, see Item 1, Business in this Form 10-K for a description of the strong economic conditions of the markets we serve.

We operate globally with manufacturing facilities in the United States, France, Germany, Norway and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our 67 global locations in 11 U.S. states and 24 countries. Our total combined revenues by geographic region for the year ended December 31, 2006, consisted of North America 36%, Europe 24%, Latin America 14%, Asia Pacific 14% and the Middle East and Africa 12%. For the year ended December 31, 2005, our revenue by geographic region consisted of North America 42%, Europe 19%, Middle East and Africa 15%, Latin America 13%, and Asia Pacific 11%.

Corporate History

On December 31, 1986, Dresser Industries, Inc. and Ingersoll Rand (collectively, the partners) entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll Rand. The partners contributed substantially all of the operating assets and certain related liabilities, which comprised their worldwide reciprocating compressor, steam turbine and turbo-machinery businesses. The net assets contributed by the partners were recorded by Dresser-Rand Company at amounts approximating their historical values. Dresser-Rand Company commenced operations on January 1, 1987. On October 1, 1992, Dresser Industries, Inc. acquired a 1% equity interest from Dresser-Rand Company to increase its ownership to 51% of Dresser-Rand Company.

In September 1999, Dresser Industries, Inc. merged with Halliburton Industries. Accordingly, Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries on that date. On February 2, 2000, a wholly-owned subsidiary of Ingersoll Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company for a net purchase price of approximately $543 million. Dresser-Rand Company’s combined financial statements reflect Ingersoll Rand’s additional basis in Dresser-Rand Company. Dresser-Rand Company formerly operated as an operating business unit of Ingersoll Rand.

On August 25, 2004, Dresser-Rand Holdings, LLC, our indirect parent and an affiliate of First Reserve, entered into an equity purchase agreement with Ingersoll Rand to purchase all of the equity interests in the Dresser-Rand Entities for $1.13 billion. The acquisition closed on October 29, 2004. In connection with the acquisition, funds affiliated with First Reserve contributed $430 million in cash as equity to Dresser-Rand Holdings, LLC, which used this cash to fund a portion of the purchase price for the Dresser-Rand Entities. The remainder of the cash needed to finance the acquisition, including related fees and expenses, was provided by borrowings of $420 million in senior subordinated notes due 2014 and under a $695 million senior secured credit facility which consisted of a $395 million term loan portion and a $300 million revolving portion. During 2005, we increased the $300 million revolving portion of our senior secured credit facility to $350 million.

The preparation of the Predecessor financial statements was based on certain assumptions and estimates, including allocations of costs from Ingersoll Rand, which the Predecessor believed were reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if our Predecessor had been a separate, stand-alone entity during the periods presented.

In connection with the transactions, we incurred substantial indebtedness, interest expense and repayment obligations. The interest expense relating to this debt reduces our net income. In addition, we accounted for the acquisition under the purchase method of accounting, which resulted in an increase in depreciation and amortization above historical levels. As a result of the transactions, we incurred a number of one-time fees and expenses of approximately $33.5 million. See “The Transactions.”

Effects of Currency Fluctuations

We conduct operations in over 140 countries. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into either a large purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The majority of our revenues and costs are denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in hedging strategies going forward, but have not attempted to qualify for hedge accounting treatment during 2006 and 2005. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the senior subordinated notes and borrowings under the senior secured credit facility.

Revenues

Our revenues are primarily generated through the sale of new units and aftermarket parts and services. Revenues are recognized as described in Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated and Combined Financial Statements.

Cost of Sales

Cost of sales includes raw materials, facility related employee and overhead costs, freight and warehousing, and product engineering.

Selling and Administrative Expenses

Selling expenses consist of costs associated with marketing and sales. Administrative expenses are primarily management, accounting, corporate expenses and legal costs.

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

Other Income (Expense)

Other income (expense) includes those items that are non-operating in nature. Examples of items reported as other income (expense) are insurance proceeds, equity in earnings in 50% or less owned affiliates, casualty losses, government grants and the impact of currency exchange fluctuations.

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

Income Taxes

For the Predecessor periods presented, certain of the Dresser-Rand Entities were accounted for as a partnership and were not required to provide for income taxes, since all partnership income and losses were allocated to the partners for inclusion in their respective financial statements. In connection with the Transactions, the assets of the former partnership are now subject to corporate income taxes. For income tax purposes, the former partnership assets have been recorded at, and will be depreciated based upon their fair market value at the time of the Transaction instead of the historical amount. On October 29, 2004, our business became subject to income tax, which has impacted our results of operations for the years ended December 31, 2006 and 2005 and for the period from October 30, 2004 through December 31, 2004 and will affect our results in the future.

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

Aftermarket Parts and Services

Bookings represent orders placed during the period, whether or not filled. Backlog primarily consists of unfilled parts and revamp orders, with open repair and field service orders comprising a smaller part of the backlog. The cancellation of an order for parts can generally be made without penalty.

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our senior secured credit facility, we are entitled to have up to $350 million of letters of credit outstanding at any time, subject to certain conditions.

Basis of Presentation

The acquisition of the Dresser-Rand Entities was accounted for under the purchase method of accounting. As a result, the financial data presented for 2004 include a Predecessor period from January 1, 2004 through October 29, 2004 and a Successor period from October 30, 2004 through December 31, 2004. As a result of the Acquisition, the consolidated statement of operations for the Successor period includes interest and amortization expense resulting from the senior subordinated notes and senior secured credit facility, and depreciation of plant and equipment and amortization of intangible assets related to the acquisition. Further, as a result of purchase accounting, the fair values of our assets on the date of the Acquisition became their new cost basis. Results of operations for the Successor periods reflect the newly established cost basis of these assets. We allocated the Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of the Acquisition, which resulted in a significant change in our annual depreciation and amortization expenses.

The accompanying financial information for the periods prior to the acquisition are labeled as “Predecessor” and the period subsequent to the acquisition are labeled as “Successor.”

Successor

Our consolidated financial statements for the years ended December 31, 2006 and 2005 and for the period from October 30, 2004 through December 31, 2004 include the accounts of Dresser-Rand Group Inc. and its wholly-owned subsidiaries. Included in these periods are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect that these adjustments had to cost of sales, depreciation and amortization expenses.

Predecessor

The combined financial statements for the period from January 1, 2004 through October 29, 2004 include the accounts and activities of the Predecessor. Partially-owned companies have been accounted for under the equity method. Dresser-Rand’s financial statements reflect costs that have been allocated by Ingersoll Rand prior to the consummation of the acquisition. As a result of recording these amounts, our predecessor’s combined financial statements for these periods may not be indicative of the results that would be presented if we had operated as an independent, stand-alone entity.

Results of Operations

Year ended December 31, 2006 (Successor) compared to the year ended December 31, 2005 (Successor)

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	(Dollars in millions)

Statement of Operations Data:
Total revenues	$1,501.5	100.0%	$1,208.2	100.0%
Cost of sales	1,097.8	73.1	921.0	76.2

Gross profit	403.7	26.9	287.2	23.8
Selling and administrative expenses	228.8	15.2	164.0	13.6
Research and development expenses	10.4	0.7	7.1	0.6
Curtailment gain	(11.8)	(0.8)	0.0	0.0

Operating income	176.3	11.7	116.1	9.6
Interest income (expense), net	(47.9)	(3.2)	(57.0)	(4.8)
Early redemption premium on debt	0.0	0.0	(3.7)	(0.3)
Other income (expense), net	8.9	0.6	(2.8)	(0.2)

Income before income taxes	137.3	9.1	52.6	4.3
Provision for income taxes	58.5	3.9	15.5	1.2

Net income	$78.8	5.2%	$37.1	3.1%

Bookings	$1,838.9		$1,446.2

Backlog — end of period	$1,267.4		$884.7

Total revenues.  The energy market is very robust as the worldwide demand for and price of oil and gas continues to be strong, which in turn has caused very strong market conditions for our products and services. Total revenues were $1,501.5 million for the year ended December 31, 2006 compared to $1,208.2 million for the year ended December 31, 2005. The $293.3 million, 24.3% increase shows the strength of the markets we serve. The highly engineered nature of our worldwide products and services does not lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was up significantly during 2006. Also, we have implemented price increases in excess of our cost increases across most of our products and services during 2006.

Cost of sales.  Cost of sales was $1,097.8 million for the year ended December 31, 2006, compared to $921.0 million for the year ended December 31, 2005. As a percentage of revenues, cost of sales decreased to 73.1% for 2006 principally due to increased price realization in excess of cost increases net of productivity improvements and the operating leverage from higher volume on fixed manufacturing costs.

Gross profit.  Gross profit was $403.7 million, or 26.9% of revenues for the year ended December 31, 2006, compared to $287.2 million, or 23.8% of revenues for the year ended December 31, 2005. These increases were attributable to the factors mentioned above.

Selling and administrative expenses.  Selling and administrative expenses were $228.8 million for the year ended December 31, 2006, compared to $164.0 million for the year ended December 31, 2005. The $64.8 million, 39.5% increase was attributed to higher expense (1) for the stock-based compensation expense — exit units in 2006 of $23.6 million (see description below); (2) to support the increased bookings and revenues; (3) to continue establishing corporate functions for the stand-alone company; and (4) for compliance with the Sarbanes-Oxley Act of 2002; and (5) from acquisition of certain assets of Tuthill Energy Systems (TES). Selling and administrative expenses as a percentage of revenues were 15.2% (13.7% before the $23.6 million stock-based compensation expense — exit units) for the year ended December 31, 2006 compared to 13.6% for the year ended December 31, 2005.

Stock-based compensation expense — exit units.  On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers at that time, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. At that time the price per unit was below their fair value resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4 million. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, (Statement 123R), which requires the Company to record expense for services paid by a stockholder for the benefit of the Company.

The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company recognizes a non-cash, stock-based compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.

During 2006, Holdings sold shares of the Company common stock that it owned for net proceeds to Holdings of approximately $1 billion. As a result, all five tranches of exit units vested and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the exit units of $23.6 million during 2006. As of December 31, 2006, Holdings owns 13.6% of the Company’s common stock. Any future sales of the Company’s common stock by Holdings will not result in any future expense for stock-based compensation expense — exit units for the Company.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2006 were $10.4 million compared to $7.1 million for the year ended December 31, 2005. The $3.3 million increase was from an unusually low 2005 expense due to the increased volume of new business that caused reassignment of some research and development resources to customer order engineering tasks. Additional engineering staff was hired in 2006 to support the growth in the business.

Curtailment gain.  On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain in 2006 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.

Operating income.  Operating income was $176.3 million for the year ended December 31, 2006, compared to $116.1 million for the year ended December 31, 2005. The $60.2 million increase was attributed primarily to increased revenues and the operating leverage effect of higher volume on fixed manufacturing costs, plus the $11.8 million curtailment gain cited above less higher selling and administrative expenses, which included the stock-based compensation — exit units of $23.6 million. As a percentage of revenues, operating income for 2006 was 11.7% (12.5% without the $11.8 million curtailment gain and $23.6 million exit units expense) compared to 9.6% for 2005.

Interest expense, net.  Interest expense, net was $47.9 million for the year ended December 31, 2006, compared to $57.0 million for the year ended December 31, 2005. Interest expense, net for 2006 included $5.7 million in amortization of deferred financing costs, of which $2.0 million was accelerated amortization due to a reduction of $100.0 million in long-term debt in the period. Amortization of deferred financing costs for 2005 was $9.5 million, including $5.4 million from higher amortization due to accelerated debt reduction.

Early redemption premium on debt.  We used a portion of the proceeds from our initial public offering in 2005 to prepay $50.0 million of our notes incurring a prepayment premium of $3.7 million.

Other income (expense), net.  Other income, net was $8.9 million for the year ended December 31, 2006, compared to (expense), net of $(2.8) million for the year ended December 31, 2005. The increase is primarily currency gains in 2006 from the weaker dollar verses the Euro during the year compared to currency losses in 2005 when the dollar was stronger.

Provision for income taxes.  Provision for income taxes was $58.5 million for the year ended December 31, 2006 and $15.5 million for the year ended December 31, 2005. Our income tax provision for the year ended December 31, 2006 results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of the non-cash $23.6 million stock-based compensation expense — exit units which is not deductible for tax purposes, state and local income taxes and a U.S. deduction related to certain export sales from the U.S. Also, during 2006, we provided a valuation allowance of $2.0 million for deferred tax assets principally for our subsidiary in Brazil because their accumulated losses and related net operating loss carryforward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that their deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefit of deferred tax assets will be realized. We have taken steps to improve our performance in Brazil including ceasing manufacturing of new units and changing local management. We are currently focusing our Brazilian operation on the more profitable aftermarket parts and services market.

Bookings and backlog.  Bookings for the year ended December 31, 2006 increased to $1,838.9 million from $1,446.2 million for the year ended December 31, 2005. Backlog was $1,267.4 million at December 31, 2006, compared to $884.7 million at December 31, 2005. These increases reflect the strength of the markets that we serve.

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

Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses (Successor) and research and development expenses.

	Year ended		Year ended
	December 31, 2006		December 31, 2005
	(Dollars in millions)

Statement of Segment Data:
Revenues
New units	$749.6	49.9%	$576.6	47.7%
Aftermarket parts and services	751.9	50.1	631.6	52.3

Total revenues	$1,501.5	100.0%	$1,208.2	100.0%

Gross profit
New units	$108.6		$70.9
Aftermarket parts and services	295.1		216.3

Total gross profit	$403.7		$287.2

Operating income
New units	$47.3		$20.8
Aftermarket parts and services	204.4		141.4
Unallocated corporate expenses	(75.4)		(46.1)

Total operating income	$176.3		$116.1

Bookings
New units	$1,002.3		$771.9
Aftermarket parts and services	836.6		674.3

Total bookings	$1,838.9		$1,446.2

Backlog — end of period
New units	$981.8		$688.1
Aftermarket parts and services	285.6		196.6

Total backlog	$1,267.4		$884.7

New Units

Revenues.  New Units revenues were $749.6 million for the year ended December 31, 2006, compared to $576.6 million for the year ended December 31, 2005. The $173.0 million, 30.0% increase is primarily attributable to the continued strong demand from the markets we serve. We started the year with a backlog of $688.1 million at December 31, 2005, compared to $489.3 million at December 31, 2004. In addition, new orders booked were $1,002.3 million during 2006, compared to $771.9 million during 2005. Cycle times from order entry to completion for products in this segment typically range six to 15 months depending on the engineering and manufacturing complexity of the configuration and the lead time for critical components.

Gross profit.  Gross profit was $108.6 million for the year ended December 31, 2006, compared to $70.9 million for the year ended December 31, 2005. Gross profit, as a percentage of segment revenues, was 14.5% for 2006 compared to 12.3% for 2005. These increases were primarily attributable to the higher volume and prices and operating leverage benefit of higher volume on fixed manufacturing costs.

Operating income.  Operating income was $47.3 million for the year ended December 31, 2006, compared to $20.8 million for the year ended December 31, 2005. As a percentage of segment revenues, operating income was 6.3% for 2006 compared to 3.6% for 2005. Both increases are due to the factors cited above.

Bookings and Backlog.  New Units bookings for the year ended December 31, 2006 was $1,002.3 million compared to $771.9 million for the year ended December 31, 2005. Backlog was $981.8 million at December 31, 2006 compared to $688.1 million at December 31, 2005. These increases are primarily due to continued strength in the energy markets we serve.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $751.9 million for the year ended December 31, 2006, compared to $631.6 million for the year ended December 31, 2005. The $120.3 million, 19.0% increase is attributable to the strong energy market which resulted in higher bookings during 2006, as well as higher backlog at the beginning of the year of $196.6 million at December 31, 2005, compared to $148.3 million at the beginning of 2005. Elapsed time from order entry to completion in this segment typically range from 1 day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $295.1 million for the year ended December 31, 2006, compared to $216.3 million for the year ended December 31, 2005. Gross profit as a percentage of segment revenues was 39.3% for 2006 compared to 34.3% for 2005. These increases were attributed to increased revenues and improved margins due to price increase realizations, as well as lower allocations of manufacturing overhead and sales and administration expenses due to the change in the revenue mix (Aftermarket parts and services was 50.1% of total revenues in 2006 compared to 52.3% in 2005.)

Operating income.  Operating income was $204.4 for the year ended December 31, 2006, compared to $141.4 million for the year ended December 31, 2005. As a percentage of segment revenues, operating income was 27.2% for 2006 compared to 22.4% for 2005. The increases are due to the factors cited above.

Bookings and Backlog.  Aftermarket parts and services bookings for the year ended December 31, 2006 were $836.6 million compared to $674.3 million for the year ended December 31, 2005. Backlog was $285.6 million as of December 31, 2006 compared to $196.6 million at December 31, 2005. The increases from the prior year reflect the strength of the energy markets we serve.

Year ended December 31, 2005 (Successor) compared to the Period from October 30, 2004 through December 31, 2004 (Successor) and for the Period from January 1, 2004 through October 29, 2004 (Predecessor)

	Successor				Predecessor
			Period from		Period from
			October 30		January 1
	Year Ended		through		through
	December 31, 2005		December 31, 2004		October 29, 2004
	(Dollars in millions)

Statement of Operations Data:
Total revenues	$1,208.2	100.0%	$199.9	100.0%	$715.5	100.0%
Cost of sales	921.0	76.2	149.6	74.8	538.0	75.2

Gross profit	287.2	23.8	50.3	25.2	177.5	24.8
Selling and administrative expenses	164.0	13.6	21.5	10.8	122.7	17.1
Research and development expenses	7.1	0.6	2.8	1.4	5.7	0.8

Operating income	116.1	9.6	26.0	13.0	49.1	6.9
Interest income (expense), net	(57.0)	(4.8)	(9.7)	(4.8)	3.1	0.4
Early redemption premium on debt	(3.7)	(0.3)	—	—	—	—
Other income (expense), net	(2.8)	(0.2)	(1.8)	(0.9)	1.9	0.3

Income before income taxes	52.6	4.3	14.5	7.3	54.1	7.6
Provision for income taxes	15.5	1.2	7.3	3.7	11.9	1.7

Net income	$37.1	3.1%	$7.2	3.6%	$42.2	5.9%

Bookings	$1,446.2		$218.0		$901.2

Backlog — end of period	$884.7		$637.6		$613.4

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

Cost of sales.  Cost of sales was $921.0 million, $149.6 million and $538.0 million, respectively, for the year ended December 31, 2005, the period from October 30 through December 31, 2004 and the period from January 1 through October 29, 2004. Cost of sales increased compared to the combined periods of 2004 principally attributed to the combination of higher 2005 revenues, revenue mix change (the higher cost new units segment was 47.6% of total revenues in 2005 versus 38.8% for the period from October 30 through December 31, 2004 and 37.4% for the period from January 1 through October 29, 2004), and purchase accounting (including increased depreciation and amortization). As a percentage of revenues, cost of sales increased slightly to 76.2% for 2005 from 74.8% for the period from October 30 through December 31, 2004 and from 75.2% for the period from January 1 through October 29, 2004. The increase was primarily due to the adverse revenues mix change and purchase accounting expense (in the year ended December 31,2005 and in the period from October 30 through December 31, 2004).

Gross profit.  Gross profit was 23.8% for the year ended December 31, 2005 compared to 25.2% and 24.8%, respectively, for the period from October 30 through December 31, 2004 and for the period from January 1 through October 29, 2004. The decrease is attributable to the factors mentioned above.

Selling and administrative expenses.  Selling and administrative expenses of $164.0 million for the year ended December 31, 2005 increased from $21.5 million and $122.7 million, respectively, for the period from October 30 through December 31, 2004 and for the period from January 1 through October 29, 2004. Establishing corporate functions for the stand alone company was the principal cause of an increase in headquarters expenses during 2005 compared to administrative expenses allocated to us from Ingersoll Rand during 2004. An additional $6.7 million of the increase was the result of the acquisition of TES. The remaining increase was due to the increased support costs associated with higher revenues. Selling and administrative expenses increased as a percentage of revenues to 13.6% for 2005 compared to 10.8% for the period from October 30 through December 31, 2004, but decreased compared to 17.1% for the period from January 1 through October 29, 2004.

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

Interest income (expense), net.  Net interest income (expense) was $(57.0) million for the year ended December 31, 2005, compared to $(9.7) million for the period from October 30 through December 31, 2004 and $3.1 million for the period January 1 through October 29, 2004. Interest expense is primarily on the outstanding principal of the senior secured credit facility and the senior subordinated notes issued in connection with the Acquisition. Interest expense for 2005 included $9.5 million in amortization of deferred financing fees, of which $5.5 million was accelerated amortization due to the payment of $211.0 million in long-term debt in the period. Deferred financing fees were $0.7 million for the period from October 30 through December 31, 2004.

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

Provision for income taxes.  Provision for income taxes for the year ended December 31, 2005 was $15.5 million and differs from the U.S. Federal statutory rate of 35% principally because of extraterritorial income exclusion in the U.S. related to export sales, stock compensation and the removal of the valuation allowance related to the deferred tax asset in the U.S. because it was considered to be more likely than not that the asset would be realized based on the weight of available evidence at the time. This compares to the provision for taxes of $7.3 million for the period from October 30 through December 31, 2004 and $11.9 million for the period from January 1 through October 29, 2004. The effective tax rate for the two periods in 2004 differs from the U.S. Federal statutory rate of 35% primarily because of foreign operations taxed at different rates, state and local income taxes, valuation allowances, extraterritorial income exclusion and non-taxable partnership income.

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

Segment Information

	Successor				Predecessor
			Period from		Period from
			October 30		January 1
	Year Ended		through		through
	December 31,		December 31,		October 29,
	2005		2004		2004
	(Dollars in millions)

Statement of Segment Data:
Revenues
New units	$576.6	48%	$77.6	39%	$267.7	37%
Aftermarket parts and services	631.6	52%	122.3	61%	447.8	63%

Total revenues	$1,208.2	100%	$199.9	100%	$715.5	100%

Gross profit
New units	$70.9		$9.8		$32.3
Aftermarket parts and services	216.3		40.5		145.2

Total gross profit	$287.2		$50.3		$177.5

Operating income
New units	$20.8		$3.6		$(0.5)
Aftermarket parts and services	141.4		30.6		85.0
Unallocated corporate expenses	(46.1)		(8.2)		(35.4)

Total operating income	$116.1		$26.0		$49.1

Bookings
New units	$771.9		$121.1		$415.8
Aftermarket parts and services	674.3		96.9		485.4

Total bookings	$1,446.2		$218.0		$901.2

Backlog — end of period
New units	$688.1		$489.3		$439.7
Aftermarket parts and services	196.6		148.3		173.7

Total backlog	$884.7		$637.6		$613.4

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

Operating income.  Operating income (loss) was $20.8 million for the year ended December 31, 2005, compared to $3.6 million for the period October 30 through December 31, 2004, and $(0.5) million for the period January 1 through October 29, 2004. The increase compared to the combined periods of 2004 was due to the gross profit increase mentioned above less higher allocation of selling and administrative expense due to revenue mix. As a percentage of segment revenues, operating income at 3.5% decreased from 4.6% for the period from October 30 through December 31, 2004, but increased from the (0.2)% for the period from January 1 through October 29, 2004.

Bookings and backlog.  New unit bookings for the year ended December 31, 2005 of $771.9 million compared to $121.1 million for the period from October 30 through December 31, 2004 and $415.8 million for the period from January 1 through October 29, 2004. New unit backlog at December 31, 2005, of $688.1 million compared to $489.3 million at December 31, 2004.

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

Gross profit.  Gross profit was $216.3 million for the year ended December 31, 2005, compared to $40.5 million for the period from October 30 through December 31, 2004 and $145.2 million for the period January 1 through October 29, 2004. Gross profit as a percentage of segment revenues was 34.3% compared to 33.1% for the period October 30 through December 31, 2004 and 32.4% for the period January 1 through October 29, 2004. The increase was attributed to lower allocations due to revenue mix (aftermarket parts and services segment was 52.0% of total revenues in 2005 versus 62.0% in 2004).

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

Bookings and backlog.  Aftermarket parts and services bookings for the year ended December 31, 2005, were $674.3 million compared to $96.9 million for the period from October 30 through December 31, 2004 and $485.4 million for the period from January 1 through October 29, 2004. Aftermarket parts and services backlog at December 31, 2005, was $196.6 million compared to $148.3 million at December 31, 2004.

Liquidity and Capital Resources

Historically, our primary source of cash has been from operations. Prior to the closing of the Transactions, our Predecessor participated in Ingersoll Rand’s centralized treasury management system whereby, in certain countries, our Predecessor’s cash receipts were remitted to Ingersoll Rand and Ingersoll Rand funded our Predecessor’s cash disbursements. Our Predecessor’s primary cash disbursements were for capital expenditures and working capital. Following the consummation of the Transactions, we initially relied upon a transition services agreement with Ingersoll Rand to provide these services until we could establish our own cash management system. As of April 2, 2005, we were no longer reliant upon Ingersoll Rand for any cash management services.

Net cash provided by operating activities for the year ended December 31, 2006 was $164.1 million compared to $212.4 million for the year ended December 31, 2005. This decline in net cash provided by operating activities for 2006 principally resulted from an increase in working capital and other in 2006 compared to a decrease in 2005, partially offset by higher net income and other net non-cash expenses in 2006 compared to 2005. Net income improved to $78.8 million in 2006 from $37.1 million in 2005. Depreciation and amortization was $50.4 million for the year ended

December 31, 2006 compared to $61.4 million for the year ended December 31, 2005. This decline is attributable to the Order backlog and Non-compete agreement intangible assets acquired in the Acquisition now being fully amortized. Non-cash stock-based compensation increased to $26.0 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005 principally because of the exit unit expense of $23.6 million previously described. The non-cash curtailment gain during the year ended December 31, 2006 has also been previously described. Non-cash deferred tax provision was $14.2 million for the year ended December 31, 2006 compared to $(2.2) million for the year ended December 31, 2005 because higher income before income taxes will allow the Company to use certain previously recognized net operating loss carryforwards in the 2006 U.S. federal income tax return. Accounts receivable increased $28.3 million because of higher fourth quarter 2006 sales compared to the fourth quarter of 2005. Inventories-net increased $35.2 million during 2006 principally from higher raw materials and supplies to support the higher backlog at December 31, 2006. Work-in-process and finished goods inventory less progress payments and customer advance payments remained relatively constant at December 31, 2006 compared to December 31, 2005.

Cash used in investing activities was $19.5 million for the year ended December 31, 2006 compared to $59.5 million for the year ended December 31, 2005. Capital expenditures increased to $19.7 million for the year ended December 31, 2006 from $15.5 million for the year ended December 31, 2005. As previously reported, we acquired certain assets of TES and two smaller operations for $55.0 million and sold our investment in a partially owned entity for $10 million during the year ended December 31, 2005.

Net cash used in financing activities was $100.1 million for the year ended December 31, 2006 compared to $160.1 million for the year ended December 31, 2005. During 2006, we repaid $100 million in advance of required maturities of borrowings under our senior secured credit facility. As previously reported, in 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of approximately $608.9 million. We used approximately $55.0 million of the net proceeds to redeem $50.0 million face value amount of our senior subordinated notes due 2014, including the payment of $3.7 million applicable redemption premium and $1.3 million accrued interest to the redemption date. Our Board of Directors approved the payment of a dividend, of the remaining net proceeds, excluding certain costs, of approximately $557.7 million ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve and certain members of senior management of the Company. In addition, we paid $211.2 million in long-term debt and $1.6 million in short-term debt during 2005.

As of December 31, 2006, we had a cash balance of $146.8 million and the ability to borrow $147.1 million under our $350 million senior secured revolving credit facility, as $202.9 million was used for letters of credit. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We are currently not aware of any significant restrictions on the ability of the Company’s subsidiaries to distribute cash to the Company. From time to time based on market conditions, we may repurchase a portion of the senior subordinated notes at market prices which may result in purchase prices in excess of par. Although we cannot assure you that we will continue to generate comparable levels of cash from operations, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

Net cash provided by operating activities for year ended December 31, 2005, was $212.4 million, compared to $17.4 million for the period from October 30 through December 31, 2004 (Successor) and $57.7 million for the period January 1 through October 29, 2004 (Predecessor). The improved net cash provided by operating activities for 2005 was mainly from profitable operations, higher depreciation and amortization due to purchase accounting being applied to the Acquisition, a reduction in inventories and an increase in customer advance payments. Depreciation and amortization was $61.4 million for the year ended December 31, 2005, compared to $16.3 million for the period from October 30 through December 31, 2004 and $22.7 million for the period from January 1 through October 29, 2004. Inventories-net declined $28.7 million and customer advance payments increased $49.9 million from December 31, 2004, a result of our increased efforts to collect customer payments in line with or ahead of the costs of inventory work- in-process. The change over the periods in other assets and liabilities is primarily attributable to accrued interest on new debt and other accruals and prepayments related to being a stand-alone company compared to being a division of Ingersoll Rand.

Net cash flow used by investing activities for the year ended December 31, 2005 was $59.5 million. Capital expenditures for the year ended December 31, 2005 were $15.5 million. We sold our investment in a partially owned entity in the first quarter of 2005 for $10 million. For the period from October 30, 2004 through December 31, 2004, and the period from January 1, 2004 through October 29, 2004, net cash flows used in investing activities were $1,126.9 million and $4.9 million, respectively, partly as a result of capital expenditures of $1.8 million and $7.7 million, respectively. The cost of the Acquisition was $1,125.1 million in the period from October 30, 2004 through December 31, 2004.

On September 8, 2005, we acquired from Tuthill Corporation certain assets of its TES. TES was an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $54.6 million, net of $4.0 million cash acquired. We have allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as follows:

(Dollars in millions)

Accounts receivable	$12.5
Inventory — net	7.3
Prepaid expenses and other current assets	0.5

Total current assets	20.3
Property, plant and equipment, net	19.0
Intangible assets and goodwill	26.7

Total assets acquired	66.0

Accounts payable and accruals	9.4
Other liabilities	2.0

Total liabilities assumed	11.4

Cash paid — net	$54.6

In February 2006, we announced a restructuring of certain operations to obtain appropriate synergies in the combined steam turbine business. Such plan included ceasing manufacturing operations at our Millbury, Massachusetts, facility and shifting production to our other facilities around the world, maintaining a commercial and technology center in Millbury, implementing a new competitive labor agreement at our Wellsville, New York, facility and rationalizing product offerings, distribution and sales channels. Accordingly, the above amounts were revised from amounts previously disclosed. Pro forma financial information, assuming that TES had been acquired at the beginning of 2005 and 2004, has not been presented because the effect on our results for these periods was not considered material. TES results have been included in our financial results since September 8, 2005, and were not material to the results of operations for the year ended December 31, 2006 or 2005.

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

Net cash used in financing activities was $160.1 million for the year ended December 31, 2005, related primarily to our initial public offering and payments on long-term debt and dividends. For the period from October 30 through December 31, 2004, net cash flow provided by financing activities was $1,217.6 million, $420.0 million of which was from the proceeds of the senior subordinated notes, $395.0 million from the senior secured credit facility, and $437.1 million of which was from proceeds from the issuance of common stock. Net cash used in financing activities of $52.0 million for the period January 1, 2004 though October 29, 2004, related primarily to the impact of the net change in intercompany accounts with Ingersoll Rand.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2006:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations	$505,639	$74	$15	$135,550	$370,000
Operating lease obligations	27,971	9,361	10,110	4,987	3,513
Post employment benefits	215,129	16,057	35,674	40,629	122,769
Interest	261,812	36,296	72,617	71,037	81,862
License agreement	3,556	889	889	889	889

Total	$1,014,107	$62,677	$119,305	$253,092	$579,033

Critical Accounting Policies

Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated and Combined Financial Statements included in this Form 10-K, includes a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements. The following summarizes what we believe are the critical accounting policies and methods we use:

•	Revenue recognition — We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

We enter into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying, erecting and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take between six and fifteen months to complete. The criteria described below are applied to determine whether and/or how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•	The delivered unit(s) has value to the client on a stand-alone basis.

•	There is objective and reliable evidence of the fair value of the undelivered unit(s).

Our sales arrangements do not include a general right of return of the delivered unit(s). If the above criteria are not met, the arrangement is accounted for as one unit of accounting which results in revenue being recognized when the last undelivered unit is delivered. If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. If, however, there is objective and reliable evidence of fair value of the undelivered unit(s) but no such evidence for the delivered unit(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered unit(s) equals the total arrangement consideration less the aggregate fair value of the undelivered unit(s).

We are required to estimate the future costs that will be incurred related to sales arrangements to determine whether any arrangement will result in a loss. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers.

•	Inventories — We purchase materials for the manufacture of components for use in both our new units and aftermarket parts and services segments. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; existing and projected contracts to produce certain items; and the estimated needs for our aftermarkets parts and services business. We value our inventory at the lower of cost or market value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to the lower of cost or market (net realizable value) as necessary.

•	Employee benefit plans — We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and healthcare cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on then current rates and trends if appropriate to do so. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. The discount rate is established and based primarily on the yields of high quality fixed-income investments available and expected to be available during the period to maturity of the pension and postretirement benefits. We also review the yields reported by Moody’s on AA corporate bonds as of the measurement date. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. We review each plan and its returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects for the year ended December 31, 2006, and at December 31, 2006, respectively:

	1% Increase	1% Decrease
	(In thousands of dollars)

Effect on total service and interest cost components	$800	$(650)
Effect of postretirement benefit obligations	$9,500	$(8,300)

•	Commitments and contingencies — We are involved in various litigations, claims and administrative proceedings, including environmental matters, arising in the normal course of business. We have recorded reserves in the financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve. We provide for environmental accruals when, in conjunction with our internal and external counsel, we determine that a liability is both probable and estimable. Factors that affect the recorded amount of any liability in the future include: our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation. We have property and casualty insurance to cover such liabilities, but there is no guarantee that the coverage will be sufficient.

We have accrued liabilities for product liability claims, workers’ compensation matters and product warranty issues. We have recorded liabilities in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the accrued liability. We believe our estimated liabilities are reasonable. If the level of claims changes or if the cost to provide the benefits related to these claims should change, our estimate of the underlying liability may change.

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

New Accounting Standards

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4. Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact to the Company’s financial reporting and disclosures.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial reporting and disclosures.

In March 2005, the FASB issued Interpretation No. 47, an interpretation of Statement No. 143, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective for our December 31, 2005, financial statements.

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

In May, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. Statement No. 154 provides guidance on the accounting for and reporting of changes and error corrections. This statement is effective for fiscal years beginning after December 31, 2005.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for the Company’s 2007 financial statements. The Company is assessing the potential effect this interpretation will have on its financial position and results of operations as of and for the three months ending March 31, 2007 and year ending December 31, 2007.

In September 2007, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of and measurement methods for fair value to be used consistently when other accounting standards require fair value measurement and requires expanded disclosure in annual and interim financial statements about fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is to be applied by the Company prospectively to future fair value measurements.

In September 2006, the FASB also issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires defined benefit plans to (1) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in the statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not required to be recognized as components of net periodic benefit cost in the income statement; (3) measure defined benefit plan assets and obligations as of the date of the year-end statement of financial position; and (4) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Statement No. 158 is effective for the Company as of December 31, 2006, except the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The effect of adopting Statement No. 158 is disclosed in Note 2 in the Notes to Consolidated and Combined Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Net foreign currency gains (losses) were $8.9 million for the year end December 31, 2006 compared to $(2.2) million for the year ended December 31, 2005, compared to $(1.0) million, and $2.1 million, for the periods from October 30, 2004 through December 31, 2004, and January 1, 2004 through October 29, 2004, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.

We have interest rate risk related to the term loan portion of our senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the effect of increasing interest expense by $1.4 million annually (based on the outstanding principal balance at December 31, 2006).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Form 10-K are listed under “Part IV, Item 15, Exhibits and Financial Statement Schedules” and are set forth on pages F-1 through F-47 immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting. We believe that the material weaknesses described below are attributable to our transition from a subsidiary of a multinational company to a standalone registrant, our highly decentralized organization and our disparate information technology systems.

In preparing our Exchange Act filings, including this Annual Report on Form 10-K, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the evaluation performed, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We did not maintain an effective control environment. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Specifically, (a) we did not maintain a sufficient complement of personnel at some of our business divisions with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of GAAP commensurate with our financial reporting requirements, and (b) we did not establish and maintain appropriate policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having appropriate controls designed and in place or not achieving operating effectiveness over changes to programs, computer operations and system security. Additionally, we lacked a sufficient complement of personnel with a level of knowledge and experience to have an appropriate information technology organizational structure. These control environment material weaknesses contributed to the material weaknesses discussed below.

We did not maintain effective controls over reconciliations or journal entries. Specifically, (a) our controls over the preparation, review and monitoring of account reconciliations were ineffective to provide reasonable assurance that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation, and (b) effective controls were not designed and in place to provide reasonable assurance that journal entries, both recurring and non-recurring, were prepared with acceptable support and sufficient documentation and that journal entries were reviewed and approved to provide reasonable assurance of the validity, accuracy and completeness of the entries recorded. These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. However, they did not result in audit adjustments to our 2006 consolidated financial statements.

We did not design or maintain effective controls over segregation of duties. Specifically, certain key personnel had incompatible duties or had unrestricted and unmonitored access to critical financial application programs and data that was beyond the requirements of their assigned responsibilities that could allow the creation, review, and processing of financial data without independent review and authorization. These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. However, they did not result in audit adjustments to our 2006 consolidated financial statements.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report, which appears in Item 15.

Changes in Internal Control Over Financial Reporting

During 2006, we made the following changes to address previously reported material weaknesses in internal control over financial reporting that have a material effect or are reasonably likely to have a material effect on our internal control over financial reporting:

a) We (1) hired additional experienced information technology personnel; (2) hired additional experienced accounting personnel; (3) improved our documentation of worldwide accounting processes, policies and procedures; and (4) began to implement a new worldwide information technology system.

b) We developed and implemented information technology general controls to limit certain financial and information technology personnel’s access to critical financial applications and data in the United States.

c) We improved our procedures for developing required current consolidating financial statements required by Rule 3-10 of Regulation S-X.

d) We improved our review process of foreign currency translated financial statements of our foreign affiliates by experienced accounting personnel at Corporate Headquarters with emphasis on the translation of property, plant and equipment, intangibles and goodwill, and the related cumulative translation adjustment.

e) We improved our detail reviews of compliance with existing policies on allowance for doubtful accounts and allowance for obsolete and slow moving inventory and implemented a review by experienced accounting personnel at Corporate Headquarters of such accounts.

f) We implemented additional procedures for preparation, review and approval of certain account analyses and reconciliations to supporting details at Corporate Headquarters and certain other operations in the United States.

g) We implemented additional procedures to analyze, reconcile and eliminate inter-company accounts.

h) We implemented a process to review the documents supporting the revenue recognized on certain transactions over a selected dollar amount by experienced accounting personnel at Corporate Headquarters.

During the fourth quarter of 2006, we continued (a) to hire additional experienced information technology personnel, (b) to implement a new worldwide information technology system, (c) to hire additional and reassign experienced accounting personnel and (d) to improve the documentation of our worldwide accounting policies, processes and procedures. Except for the changes described in this paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We plan to continue implementing changes as required to remediate the above reported material weaknesses in internal control over financial reporting as of December 31, 2006.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections of our 2007 Proxy Statement entitled “Nominees for Directors”, “The Board of Directors and its Committees” and “Code of Business Conduct” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2007 Proxy Statement entitled “Director Compensation”, “Executive Compensation and Related Information”, “Certain Related Party Transactions” and “Stock Ownership” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section of our 2007 Proxy Statement entitled “Executive Compensation and Related Information” and “Stock Ownership” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2007 Proxy Statement entitled “Certain Related Party Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2007 Proxy Statement entitled “Fees of Independent Certified Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-4
Consolidated Financial Statements (Successor) Combined Financial Statements (Predecessor)
	Consolidated Statement of Operations (Successor) for the years ended December 31, 2006 and 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Operations (Predecessor) for the period from January 1, 2004 through October 29, 2004	F-5
	Consolidated Balance Sheet (Successor) at December 31, 2006 and 2005	F-6
	Consolidated Statement of Cash Flows (Successor) for the years ended December 31, 2006 and 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2004 through October 29, 2004	F-7
	Consolidated Statement of Changes in Stockholders’ Equity (Successor) for the year ended December 31, 2006 and 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Changes in Ingersoll Rand Company Limited Partnership Interest (Predecessor) for the period from January 1, 2004 through October 29, 2004	F-8
	Notes to Consolidated and Combined Financial Statements	F-9 to F-47
(2)	Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2006 and 2005, the period from January 1, 2004 through October 29, 2004, and the period from October 30, 2004 through December 31, 2004.
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

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)
4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)
4.2	Indenture dated as of October 29, 2004 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
4.3	First Supplemental Indenture, dated as of December 22, 2005 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212)
4.4	Registration Rights Agreement, dated as of October 29, 2004, among Dresser-Rand Group Inc., Dresser-Rand LLC, Dresser-Rand Company, Dresser-Rand Power LLC, Dresser-Rand Global Services, LLC and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Natexis Bleichroeder Inc., Sovereign Securities Corporation, LLC and Daiwa Securities America Inc. as representatives of the placement agents (incorporated by reference to Exhibit 4.3 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)

10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
10.2	Credit Agreement dated as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., D-R Holdings (UK) LTD, D-R Holdings S.A.S., the lenders party thereto, Citicorp North America, Inc. as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, each as co-syndication agent, Citigroup Global Markets Inc., Morgan Stanley Senior Fundings, Inc. and UBS Securities LLC, as joint lead arrangers and joint book managers and Bear Stearns Corporate Lending Inc. and Natexis Banques Populaires as co-documentation agents (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
10.3	Amendment No. 1 and Consent to the Credit Agreement, dated as of January 4, 2005, among D-R Interholding, LLC, Dresser-Rand Group Inc., D-R Holdings (UK) Limited, D-R Holdings (France) S.A.S. and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed June 28, 2005, File No. 333-124963)
10.4	Form of Amendment No. 2 and Consent to the Credit Agreement and Amendment No. 1 to the Domestic Guarantee and Collateral Agreement among D-R Interholding, LLC, Dresser Rand Group Inc., D-R Holdings (UK) Limited, D-R Holdings (France) S.A.S. and the lenders party thereto (incorporated by reference to Exhibit 10.10 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)
10.5	Commitment Increase Supplement dated as of August 26, 2005, to the Credit Agreement dated as of October 29, 2004, among Dresser-Rand Group Inc., the Foreign Borrowers party thereto from time to time, the lenders party thereto, Citicorp North America, Inc. as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, each as co-syndication agent, Citigroup Global Markets Inc., Morgan Stanley Senior Fundings, Inc. and UBS Securities LLC, as joint lead arrangers and joint book managers, and Natexis Banques Populaires and Bear Stearns Corporate Lending Inc., as co-documentation agents (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 14, 2005, File No. 001-32586)
10.6	Domestic Guarantee and Collateral Agreement, dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
10.7	Supplement No. 1 dated as of December 22, 2005, to the Domestic Guarantee and Collateral Agreement dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212)
10.8	Supply Agreement, dated October 31, 2004, by and between Dresser-Rand Company and Ingersoll-Rand Company (incorporated by reference to Exhibit 10.6 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
10.9	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
10.10	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)
10.11	Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of October 29, 2004 (incorporated by reference to Exhibit 10.9 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)*
10.12	Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed June 28, 2005, File No. 333-124963)*
10.13	Employment Agreement, dated October 27, 2004, by and among Vincent R. Volpe, Dresser-Rand Holdings, LLC and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.10 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)*

10.14	Employment Agreement, dated July 25, 1990, by and between Jean-Francois Chevrier and Dresser-Rand S.A. (incorporated by reference to Exhibit 10.11 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)*
10.15	Amended and Restated Stockholder Agreement, effective as of July 15, 2005, by and among Dresser-Rand Group Inc., D-R Interholding, LLC, Dresser-Rand Holdings, LLC and certain management employees, together with any other stockholder who may be made party to this agreement (incorporated by reference to Exhibit 10.12 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)*
10.16	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)*
10.17	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)*
10.18	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)*
10.19	Form of Subscription Agreement (incorporated by reference to Exhibit 10.14 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)*
10.20	Form of Management Stock Subscription Agreement (incorporated by reference to Exhibit 10.15 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963)*
10.21	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963)*
10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 9, 2005, File No. 001-32586)*
10.23	Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.23 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300)*
10.24	Performance Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.24 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300)*
10.25	Restricted Shares Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.25 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300)*
10.26	Employment Agreement, dated March 18, 2005, between Dresser-Rand Group Inc. and Leonard Anthony
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney (included in signature page of this Form 10-K)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*	Executive Compensation Plans and Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 7, 2007.

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

Signature	Title	Date
/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	March 7, 2007

/s/ LEONARD M. ANTHONY Leonard M. Anthony	Executive Vice President and Chief Financial Officer	March 7, 2007

/s/ LONNIE A. ARNETT Lonnie A. Arnett	Vice President, Controller and Chief Accounting Officer	March 7, 2007

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	March 7, 2007

/s/ MARK A. MCCOMISKEY Mark A. McComiskey	Director	March 7, 2007

/s/ KENNETH W. MOORE Kenneth W. Moore	Director	March 7, 2007

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	March 7, 2007

/s/ PHILIP R. ROTH Philip R. Roth	Director	March 7, 2007

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	March 7, 2007

/s/ JEAN-PAUL VETTIER Jean-Paul Vettier	Director	March 7, 2007

DRESSER-RAND GROUP INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (SUCCESSOR) AND
COMBINED FINANCIAL STATEMENTS (PREDECESSOR)

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Financial Statements and Predecessor Combined Financial Statements
Consolidated Statement of Operations (Successor) for the years ended December 31, 2006 and 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Operations (Predecessor) for the period from January 1, 2004 through October 29, 2004
F-5
Consolidated Balance Sheet (Successor) at December 31, 2006 and 2005	F-6
Consolidated Statement of Cash Flows (Successor) for the years ended December 31, 2006 and 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2004 through October 29, 2004
F-7
Consolidated Statement of Changes in Stockholders’ Equity (Successor) for the years ended December 31, 2006 and 2005, and the period from October 30, 2004 through December 31, 2004, and Combined Statements of Changes in Ingersoll Rand Company Limited Partnership Interest (Predecessor) for the period from January 1, 2004 through October 29, 2004
F-8
Notes to Consolidated and Combined Financial Statements	F-9 to F-47

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Dresser-Rand Group Inc.

We have completed an integrated audit of Dresser-Rand Group Inc.’s (Successor) 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(l) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. (Successor) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005, and for the period from October 30, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Dresser-Rand Group Inc. (Successor) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining an effective control environment, not maintaining effective controls over reconciliations or journal entries and not designing or maintaining effective controls over segregation of duties identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain an effective control environment. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Specifically, (a) the Company did not maintain a sufficient complement of personnel at some of their business divisions with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of GAAP commensurate with its financial reporting requirements, and (b) the Company did not establish and maintain appropriate policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having appropriate controls designed and in place or not achieving operating effectiveness over changes to programs, computer operations and system security. Additionally, the Company lacked a sufficient complement of personnel with a level of knowledge and experience to have an appropriate information technology organizational structure. These control environment material weaknesses contributed to the material weaknesses discussed below.

The Company did not maintain effective controls over reconciliations or journal entries. Specifically, (a) their controls over the preparation, review and monitoring of account reconciliations were ineffective to provide reasonable assurance that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation, and (b) effective controls were not designed and in place to provide reasonable assurance that journal entries, both recurring and non-recurring, were prepared with acceptable support and sufficient documentation and that journal entries were reviewed and approved to provide reasonable assurance of the validity, accuracy and completeness of the entries recorded. These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The Company did not design or maintain effective controls over segregation of duties. Specifically, certain key personnel had incompatible duties or had unrestricted and unmonitored access to critical financial application programs and data that was beyond the requirements of their assigned responsibilities that could allow the creation, review, and processing of financial data without independent review and authorization. These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Dresser-Rand Group Inc. (Successor) did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Dresser-Rand Group Inc. (Successor) has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Houston, Texas
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dresser-Rand Group Inc.

In our opinion, the combined statements of operations, changes in Ingersoll Rand Company Limited partnership interest and cash flows present fairly, in all material respects, the combined results of Dresser-Rand Company’s (Predecessor), a wholly owned partnership of Ingersoll Rand Company Limited, operations and cash flows for the period from January 1, 2004 through October 29, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2004 through October 29, 2004, listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Buffalo, New York
May 12, 2005, except as to the information contained
in Note 26 for which the date is January 16, 2006

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS (SUCCESSOR)
AND COMBINED STATEMENTS OF OPERATIONS (PREDECESSOR)

	Successor			Predecessor
			Period from	Period from
			October 30	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars, except per share information)
Net sales of products	$1,210,729	$974,679	$155,993	$544,794
Net sales of services	290,798	232,236	43,914	167,689
Net sales to affiliates	—	—	—	1,845
Other operating revenue	—	1,288	—	1,167

Total revenues	1,501,527	1,208,203	199,907	715,495

Cost of products sold	900,476	749,678	117,991	411,665
Cost of services sold	197,347	171,286	31,573	125,088
Cost of products sold to affiliates	—	—	—	1,289

Total cost of products and services sold	1,097,823	920,964	149,564	538,042

Gross profit	403,704	287,239	50,343	177,453
Selling and administrative expenses (year ended December 31, 2006 amount includes $23,551 of stock based compensation — exit units)	228,815	164,055	21,499	122,700
Research and development expenses	10,423	7,058	1,040	5,670
Curtailment (gain)	(11,796)	—	—	—
Write-off of purchased in-process research and development assets	—	—	1,800	—

Income from operations	176,262	116,126	26,004	49,083
Interest income (expense), net	(47,877)	(57,037)	(9,654)	3,156
Early redemption premium on debt	—	(3,688)	—	—
Other income (expense), net	8,931	(2,847)	(1,846)	1,882

Income before income taxes	137,316	52,554	14,504	54,121
Provision for income taxes	58,557	15,459	7,275	11,970

Net income	$78,759	$37,095	$7,229	$42,151

Net income per common share-basic and diluted	$.92	$.56	$.13

Weighted average shares outstanding — basic and diluted (In thousands)	85,453	66,547	53,793

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET (SUCCESSOR)

	December 31,	December 31,
	2006	2005
	(In thousands of dollars)

Assets
Current assets
Cash and cash equivalents	$146,846	$98,036
Accounts receivable, less allowance for doubtful accounts of $6,114 and $8,649 at 2006 and 2005	305,050	268,831
Inventories, net	183,029	145,762
Prepaid expenses	20,245	25,887
Deferred income taxes, net	13,862	10,899

Total current assets	669,032	549,415
Property, plant and equipment, net	223,085	228,671
Goodwill	410,530	393,300
Intangible assets, net	446,854	460,919
Other assets	21,828	25,566

Total assets	$1,771,329	$1,657,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$303,762	$303,430
Customer advance payments	137,369	84,695
Accrued income taxes payable	30,295	4,988
Loans payable	74	67

Total current liabilities	471,500	393,180
Deferred income taxes	26,555	22,586
Postemployment and other employee benefit liabilities	113,695	113,861
Long-term debt	505,565	598,137
Other noncurrent liabilities	22,143	15,447

Total liabilities	1,139,458	1,143,211

Commitments and contingencies (Notes 12, 14 through 20)
Stockholders’ Equity
Common stock, $0.01 par value, 250,000,000 and 101,200,000 shares authorized, 85,477,160 and 85,476,283 shares issued and outstanding, respectively	855	855
Additional paid-in capital	518,811	493,163
Retained earnings	123,083	44,324
Accumulated other comprehensive loss	(10,878)	(23,682)

Total stockholders’ equity	631,871	514,660

Total liabilities and stockholders’ equity	$1,771,329	$1,657,871

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOW (SUCCESSOR)
AND COMBINED STATEMENTS OF CASH FLOW (PREDECESSOR)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 30 through	January 1 through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)

Cash flows from operating activities
Net income	$78,759	$37,095	$7,229	$42,151
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	50,377	61,435	16,269	22,715
Stock-based compensation	26,034	4,076	75	—
Deferred income taxes	14,181	(2,199)	(974)	633
Amortization of debt financing costs	5,722	9,545	738	—
Provision for losses on inventory	620	920	1,780	6,953
(Gain) loss on sale of property, plant and equipment	388	(10)	—	(1,031)
Write-off of purchased in-process research and development assets	—	—	1,800	—
Equity in undistributed (earnings) losses	—	325	(194)	1,013
Minority interest, net of dividends	(457)	(513)	51	(1,247)
Curtailment gain	(11,796)	—	—	—
Other	(772)	1,989	377	—
Working capital and other
Customer advances	48,243	49,904	8,461	11,048
Accounts payable	6,256	20,310	4,664	(12,976)
Accounts receivable	(28,249)	(183)	(30,050)	54,213
Inventories	(35,191)	28,682	600	(37,818)
Other	9,937	1,046	6,590	(27,925)

Net cash provided by operating activities	164,052	212,422	17,416	57,729

Cash flows from investing activities
Capital expenditures	(19,747)	(15,534)	(1,791)	(7,701)
Acquisitions	—	(54,970)	(1,125,148)	—
Proceeds from entity investment dispositions	—	10,000	—	—
Proceeds from sales of property, plant and equipment	228	1,021	—	1,757
Decrease in marketable securities	—	—	—	1,037

Net cash (used in) investing activities	(19,519)	(59,483)	(1,126,939)	(4,907)

Cash flows from financing activities
Payments of short-term borrowings	—	(1,627)	—	(993)
Proceeds from long-term debt	—	—	815,033	43
Cash paid for debt issuance costs	—	—	(33,498)	—
Proceeds from revolver	—	—	5,000	—
Payments of revolver	—	—	(5,000)	—
Payments of long-term debt	(100,070)	(211,162)	(1,013)	(65)
Issuance of common stock	—	1,419	437,109	—
Change in due to (from) unconsolidated affiliates	—	—	—	(45,918)
Proceeds from initial public offering, net	—	608,925	—	—
Dividends paid	—	(557,686)	—	(5,097)

Net cash (used in) provided by financing activities	(100,070)	(160,131)	1,217,631	(52,030)

Effect of exchange rate changes on cash and cash equivalents	4,347	(6,272)	3,392	1,930

Net increase (decrease) in cash and cash equivalents	48,810	(13,464)	111,500	2,722
Cash and cash equivalents, beginning of the period	98,036	111,500	—	41,537

Cash and cash equivalents, end of period	$146,846	$98,036	$111,500	$44,259

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (SUCCESSOR)
AND COMBINED STATEMENTS OF CHANGES IN INGERSOLL RAND COMPANY LIMITED
PARTNERSHIP INTEREST (PREDECESSOR)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total
	(In thousands of dollars)

Successor
At October 30, 2004	—	—	—	—	—	—
Sale of common stock to D-R Interholdings LLC	$540	$435,273	—	—	—	$435,813
Sale of common stock to employees	2	1,294	—	—	—	1,296
Stock-based employee compensation	—	75	—	—	—	75
Net income	—	—	$7,229	—	$7,229	—
Other comprehensive income (loss)
Minimum pension liability, net of $590 tax	—	—	—	(922)	(922)	—
Currency translation	—	—	—	9,406	9,406	—

Total comprehensive income					$15,713	15,713

At December 31, 2004	542	436,642	7,229	8,484		452,897
Stock-based employee compensation	3	5,592	—	—	—	5,595
Initial public offering net proceeds	310	608,615	—	—	—	608,925
Cash dividends	—	(557,686)	—	—	—	(557,686)
Net income	—	—	37,095	—	$37,095	—
Other comprehensive income (loss)
Minimum pension liability, net of $2,665 tax	—	—	—	(5,080)	(5,080)	—
Currency translation	—	—	—	(27,086)	(27,086)	—

Total comprehensive income					$4,929	4,929

At December 31, 2005	855	493,163	44,324	(23,682)		514,660
Stock-based employee compensation	—	26,034	—	—	—	26,034
Other	—	(386)	—	—	—	(386)
Net income	—	—	78,759	—	$78,759	—
Other comprehensive income (loss)
Minimum pension liability, net of $224 tax	—	—	—	294	294	—
Currency translation	—	—	—	17,962	17,962	—
Adoption of Statement No. 158, net of
$2,571 tax				(5,452)		(5,452)

Total comprehensive income					$97,015	97,015

At December 31, 2006	$855	$518,811	$123,083	$(10,878)		$631,871

		Accumulated
		Other	Total
	Partnership	Comprehensive	Comprehensive
	Interest	Income (Loss)	Income (Loss)	Total
	(In thousands of dollars)

Predecessor
Balances at January 1, 2004	$631,640	$(66,605)	—	$565,035
Dividends	(5,097)			(5,097)
Net income	42,151	—	$42,151	—
Other comprehensive income (loss)
Minimum pension liability, net of tax of $577	—	(4,973)	(4,973)	—
Currency translation	—	11,582	11,582	—
Derivatives qualifying as cash flow hedges, net of tax of $230	—	(694)	(694)	—

Total comprehensive income	—	—	$48,066	48,066

Balances at October 29, 2004	$668,694	$(60,690)		$608,004

The accompanying notes are an integral part of the consolidated and combined financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Business Activities and Basis of Presentation

Successor

Dresser-Rand Group Inc., a company incorporated on October 1, 2004 in the State of Delaware and its subsidiaries (the “Company” or the “Successor”), commenced operations on October 30, 2004. The Company is engaged in the design, manufacture, sale and servicing of turbo and reciprocating compressors, gas and steam turbines, gas expanders and associated control panels.

From inception through August 10, 2005, the Company was a wholly-owned subsidiary of D-R Interholding, LLC which is a wholly-owned subsidiary of Dresser-Rand Holdings, LLC. At December 31, 2006, D-R Interholding, LLC owned 13.6% of the outstanding common stock of the Company. Dresser-Rand Holdings, LLC is owned by First Reserve Fund IX, L.P., and First Reserve Fund X, L.P. (collectively “First Reserve”), funds managed by First Reserve Corporation, and certain members of management.

Predecessor

Dresser-Rand (the “Predecessor”) was formed on December 31, 1986, when Dresser Industries, Inc. and Ingersoll Rand entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll Rand. On October 1, 1992, Dresser Industries, Inc. purchased a 1% equity interest from Dresser-Rand Company. In September 1999, Dresser Industries, Inc. merged with Halliburton Industries. On February 2, 2000, a wholly owned subsidiary of Ingersoll Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company.

The Acquisition

On October 29, 2004, pursuant to a purchase agreement with Dresser-Rand Holdings, LLC, dated August 25, 2004 (the “Equity Purchase Agreement”), the Company acquired Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH from Ingersoll Rand Company Limited (“IR”) for cash consideration of $1,125.1 million (the “Acquisition”), including estimated direct costs of the Acquisition of $10.4 million relating to investment banking, legal and other directly related charges.

The purchase price was financed by (1) a $430 million equity investment from Dresser-Rand Holdings, LLC, (2) $395 million of term loans (see Note 13) and (3) $420 million of senior subordinated notes (see Note 13).

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company accounted for the Acquisition using the purchase method of accounting in accordance with Statement No. 141, Business Combinations. Accordingly, the Acquisition resulted in a new basis of accounting for the Successor. The Company allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at the Acquisition date as follows:

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

The excess of the cost of the Company’s Acquisition of the Predecessor over the fair value of the net tangible and intangible assets acquired of $408.4 million has been allocated to goodwill, of which $63.1 million related to operations in the United States, will be deductible for income tax purposes. In accordance with Statement No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized for financial reporting purposes but is reviewed annually for impairment.

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

The Successor consolidated financial statements include the accounts of all controlled subsidiaries and include fair value adjustments as required by purchase accounting to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these fair value adjustments had to cost of sales, depreciation and amortization expenses.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries. 50% or less owned equity companies are accounted for under the equity method. All material intercompany transactions between entities included in the consolidated financial statements have been eliminated.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for estimated doubtful accounts by applying specified percentages to the adjusted receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 360 days past due are generally fully reserved. In addition, the allowance is periodically reviewed for specific customer accounts that have aged but collection is reasonably assured and accounts that have not aged but collection is doubtful due to insolvency, disputes or other collection issues.

Inventories

Inventories are stated at the lower of cost (generally FIFO) or market (estimated net realizable value). A provision is recorded for slow-moving, obsolete or unusable inventory.

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

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

The Company and the Predecessor account for impairments in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This standard requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Intangible Assets

Under the requirements of Statement No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not subject to amortization but are tested for impairment at least annually. Statement No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Statement No. 142 requires the carrying value of non-amortizable intangible assets to be compared to their fair value, with any excess of carrying value over fair value to be recognized as an impairment loss in continuing operations.

The Company amortizes its intangible assets with finite lives over their estimated useful lives. See Note 10 for additional details regarding the components and estimated useful lines of intangible assets.

Income Taxes

Successor:

The Successor is a U.S. corporation holding 100% of the Dresser-Rand Company partnership. The Successor determines the consolidated provision for income taxes for its operations on a country-by-country basis. Deferred taxes are provided for operating loss and credit carryforwards and temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets when it is more likely than not that a portion or all of the asset will not be realized.

Predecessor:

The Predecessor was a partnership and generally did not provide for U.S. income taxes since all partnership income and losses were allocated to IR for inclusion in its income tax returns; however, a substantial portion of the Predecessor’s operations were subject to U.S. or foreign income taxes. In preparing its combined financial statements, the Predecessor determined the tax provision for those operations on a separate return basis. Deferred taxes were provided on operating loss and credit carryforwards and temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are expected to be settled or realized. A valuation allowance was established for deferred tax assets when it was more likely than not that a portion or all of the asset will not be realized.

Product Warranty

Warranty accruals are recorded at the time the products are sold and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Environmental Costs

Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, that have no significant future economic benefit, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company commitment to a plan of action. The Company determines any required liability based on existing technology without reflecting any offset for possible recoveries from insurance companies and discounting. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized. The Company currently has no recorded significant accrued environmental liabilities.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved. Provisions for anticipated losses on arrangements are recorded in the period in which they become probable.

The Company enters into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying, erecting and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take between six and fifteen months to complete. The criteria described below are applied to determine whether and how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•	The delivered unit(s) has value to the client on a stand-alone basis.

•	There is objective and reliable evidence of the fair value of the undelivered unit(s).

Our sales arrangements do not include a general right of return of the delivered unit(s). If the above criteria are not met, the arrangement is accounted for as one unit of accounting which results in revenue being recognized when the last unit is delivered. If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. If, however, there is objective and reliable evidence of fair value of the undelivered unit(s) but no such evidence for the delivered unit(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered unit(s) equals the total arrangement consideration less the aggregate fair value of the undelivered unit(s).

The maximum amount of revenue that may be recognized for delivered product(s) or service(s) is limited to the amount of consideration that has been received or is currently collectible related to the delivered item(s).

The Company recognizes revenue and related cost of sales on a gross basis for equipment purchased as specified by the customer that is installed into the Company’s new units in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Customer progress payments in excess of the related investment in inventory are recorded as customer advance payments in current liabilities.

Distribution and Shipping Costs

Amounts billed to customers for shipping and handling are classified as sales of products with the related costs incurred included in cost of products sold.

Research and Development Costs

Research and development expenditures, including qualifying engineering costs, are expensed when incurred.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes other comprehensive income (loss), which includes foreign currency translation adjustments, amounts relating to qualifying cash flow hedges, net of tax, and post-retirement benefit plan liability adjustments, net of tax, as appropriate, and net income.

Foreign Currency

Assets and liabilities of non-U.S. consolidated or combined entities that use local currency as the functional currency are translated at year-end exchange rates while income and expenses are translated using a weighted average-for-the-year exchange rates. Adjustments resulting from translation are recorded in accumulated other comprehensive income and are included in net earnings only upon sale or liquidation of the underlying foreign investment.

Inventory and property balances and related income statement accounts of non-U.S. entities that use the U.S. dollar as the functional currency, are translated using historical exchange rates. The resulting gains and losses are credited or charged to the Statement of Operations.

Financial Instruments

The Company and the Predecessor manages exposure to changes in foreign currency exchange rates through their normal operating and financing activities, as well as through the use of financial instruments, principally forward exchange contracts.

The purpose of the Company’s and the Predecessor’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company and the Predecessor attempt to hedge transaction exposures through natural offsets. To the extent that this is not practicable, major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions, and forecasted sales and purchases.

The Company and Predecessor account for derivatives used in hedging activities in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments. Statement No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. The effective portion of the hedging instruments’ gain or loss is reported as a component of Other Comprehensive Income in Stockholders’ Equity or Partnership Interest and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from Stockholders’ Equity are classified in accordance with income treatment of the hedged transaction. The ineffective portion of a hedging derivative’s fair value change where that derivative is used in a cash flow hedge is recorded in the Statement of Operations. Classification in the Statement of Operations of the ineffective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a derivative instrument does not qualify as a hedge under the applicable guidance, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Operations. The derivatives in existence at December 31, 2006 were not effective hedges under Statement No. 133.

Stock-based Compensation

In connection with, but shortly after, the closing of the Acquisition, several of the Company’s executive officers acquired common units in Dresser-Rand Holdings, LLC (“Holdings”) at the same price paid per unit by funds affiliated with First Reserve in connection with the Acquisition. Executives who purchased common units were also issued profit units (see Note 19) in Holdings, which permit them to share in appreciation in the value of the Company’s shares. The accounting for the profit units is defined and described more fully in Note 19, Incentive Stock-Based Compensation Plans.

The Company recognizes compensation cost for stock-based compensation awards with only service conditions that have graded vesting schedule on a straight-line basis over the requisite service period for the entire award in accordance with Statement No. 123(R), Share-Based Payment.  The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Predecessor participated in several of IR’s stock-based employee compensation plans, which are described more fully in Note 19. IR accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income of the Predecessor if IR had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, in accordance with Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation. Stock options granted by the Predecessor to employees were for the purchase of Class A common stock of IR and remained obligations solely of IR following the transaction.

Predecessor
Period from
January 1 through
October 29,
2004
(In thousands of dollars)

Net income, as reported	$42,151
Add: Stock-based employee compensation expense included in reported net income, net of tax	446
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,640)

Pro forma net income	$37,957

New Accounting Standards

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4. Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, an interpretation of Statement No. 143, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was adopted as of December 31, 2005.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In May, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections.  Statement No. 154 provides guidance on the accounting for and reporting of changes and error corrections. This statement was effective prospectively to our financial statements beginning in 2006 and had no effect during 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for the Company’s 2007 financial statements. The Company is assessing the potential effect this interpretation will have on its financial position and results of operations as of and for three months ending March 31, 2007 and the year ending December 31, 2007.

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

In September 2006, the FASB also issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires defined benefit plans to (1) recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in the statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not required to be recognized as components of net periodic benefit cost in the income statement; (3) measure defined benefit plan assets and obligations as of the date of the year-end statement of financial position; and (4) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Statement No. 158 is effective for the Company as of December 31, 2006, except the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company expects to adopt the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position by the required effective date. Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the following adjustments in the individual line items of its Consolidated Balance Sheet as of December 31, 2006:

	Prior to		As Reported at
	Application of	Effect of Adopting	December 31,
	Statement No. 158	Statement No. 158	2006
	(In thousands of dollars)

Deferred income taxes	$29,126	$(2,571)	$26,555
Postemployment and other employee benefit liabilities	105,672	8,023	113,695
Total Liabilities	1,134,006	5,452	1,139,458
Accumulated other comprehensive loss	(5,426)	(5,452)	(10,878)
Total stockholders’ equity	637,323	(5,452)	631,871

3.	Related Party Transactions

Successor

Dresser-Rand Name

The Company’s name and principal mark is a combination of the names of the Company’s founder companies, Dresser Industries, Inc. and IR. The Predecessor acquired rights to use the “Rand” portion of our principal mark from IR as part of the sale agreement. The rights to use the “Dresser” portion of the name in perpetuity were acquired from Dresser, Inc. (the successor company to Dresser Industries, Inc.), an affiliate of First Reserve in October 2004. Total consideration is $5.0 million of which $1.0 million was paid in October 2004 with the remaining balance to be paid in

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

equal annual installments of $0.4 million through October 2013. The total cost is being amortized to expense ratably through October 2013.

Predecessor

Intercompany Activities

IR provided the Predecessor with certain environmental and other risk management services, internal audit, legal, tax, accounting, pension fund management, transportation services, cash management and other treasury services. Many of these activities have been transferred over time from the Predecessor to IR since IR acquired 100% ownership in the Predecessor. In addition, as discussed below and in Notes 14, 15 and 19, most of the Company’s employees were eligible to participate in certain IR employee benefit programs that were sponsored and/or administered by IR or its affiliates.

The Predecessor’s use of these services and its participation in these employee benefit plans generated costs to the Predecessor. Costs and benefits relating to the services and benefit plans were charged/credited to the Predecessor and were included in cost of sales, and selling and administrative expenses. Costs were allocated to the Predecessor using allocation methods that management of IR and the Predecessor believe are reasonable.

The combined financial statements reflect these costs through a corporate overhead allocation. These costs amounted to $15.3 million for the period from January 1, 2004 through October 31, 2004. Some of the allocations were based on specifically classified expenses of IR while others were allocated based on a multi-part formula utilizing common business measures such as headcount, total payroll dollars and total assets.

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

Employee Benefit Administration

The Predecessor’s employees participated in tax-qualified defined benefit pension plans and defined contribution savings plans sponsored and/or administered by IR or its affiliates. IR charged to the Predecessor its pro-rata share of administration and funding expenses incurred by IR in the operation of these plans for the benefit of employees of the Predecessor. The Predecessor is responsible for the cost of funding pension and savings plan benefits accrued by its employees. Welfare benefit programs are generally self-insured and experience-rated on the basis of Predecessor employees without regard to the claims experience of employees of other affiliated companies.

Other Related Party Transactions

The Predecessor recorded sales of $1.8 million to IR and its affiliates in the period from January 1, 2004 through October 29, 2004. For the period from January 1, 2004 through October 29, 2004, the Predecessor paid dividends of $5.1 million to IR by Dresser-Rand GmbH. This amount was recorded against IR’s investment included in the Predecessor’s equity.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

On September 8, 2005, the Company acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”). TES is an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $54.6 million, net of $4.0 million cash acquired. We have allocated the cost based on current estimates of the fair value of assets acquired and liabilities assumed as follows:

(In thousands
of dollars)

Accounts receivable	$12,454
Inventories	7,309
Prepaid expenses and other current assets	515

Total current assets	20,278

Property, plant and equipment , net	19,029
Amortizable intangible assets	19,600
Goodwill	7,119

Total assets acquired	66,026

Accounts payable and accruals	9,435
Other liabilities	2,016

Total liabilities assumed	11,451

Cash paid — net	$54,575

Cash paid includes transaction costs for legal and other fees of $896,000 and is net of $2,474,000 working capital adjustment received subsequent to closing.

On February 22, 2006, we announced a restructuring of certain operations to obtain appropriate synergies in the combined steam turbine business. Such plan includes ceasing manufacturing operations at our Millbury, Massachusetts, facility and shifting production to its other facilities around the world, maintaining a commercial and technology center in Millbury, implementing a new competitive labor agreement at our Wellsville, New York, facility and rationalizing product offerings, distribution and sales channels. Accordingly, the above amounts were revised from amounts previously disclosed to reflect the effects of the restructuring plan. Pro forma financial information, assuming that TES had been acquired at the beginning of 2005 and 2004, has not been presented because the effect on our results for these periods was not considered material. TES results have been included in our consolidated financial results since September 8, 2005, and were not material to the results of operations for the years ended December 31, 2006 or December 31, 2005.

The amount assigned to goodwill will be deductible in our consolidated U.S. income tax returns.

Amortizable intangible assets and their weighted average lives are as follows:

	(In thousands
	of dollars)

Customer relationships	$9,100	15 years
Trade names	4,900	40 years
Technology	4,200	25 years
Backlog	1,400	.5 year

Totals	$19,600

In July 2005, we purchased the other 50% of our Multiphase Power and Processing Technologies (MppT) joint venture for a payment of $200,000 and an agreement to pay $300,000 on April 1, 2006, and $425,000 on April 1, 2007. The net present value of the total consideration is $876,000, bringing our total investment in MppT to $2.9 million at the date of the purchase. MppT owns patents and technology for inline, compact, gas-liquid scrubbers. MppT’s results have

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

been included in our consolidated results since the acquisition and were not material to our results of operations for the years ended December 31, 2006 or December 31, 2005.

5.	Sale of common stock

On August 10, 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of $608.9 million. On September 12, 2005, we used $55.0 million of the net proceeds to redeem $50.0 million face value amount of our 7 3/8% senior subordinated notes due 2014 and to pay the applicable redemption premium of $3.7 million and accrued interest of $1.3 million to the redemption date. Our Board of Directors approved the payment of a dividend on August 11, 2005, of the remaining net proceeds, excluding certain related issuance costs, of $557.7 million ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management.

6.	Earnings per share

Successor

Income per share of common stock basic and diluted is calculated as net income divided by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding of 85,453,000 was used to calculate income per share basic and diluted for the year ended December 31, 2006, 66,547,000 for the year ended December 31, 2005, and 53,793,000 for the period from October 30, 2004 through December 31, 2004.

Predecessor

Income per share for the Predecessor periods, is not presented, as the Predecessor did not operate as a separate legal entity of IR with its own legal structure.

7.	Inventories

Inventories were as follows:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Raw materials and supplies	$112,746	$83,355
Work-in-process and finished goods	209,966	257,488

	322,712	340,843
Less:
Progress payments	(139,683)	(195,081)

Total	$183,029	$145,762

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities’ section of the balance sheet.

8.	Investments In Partially Owned Equity Companies

The Company had two investments in 50% or less owned equity companies that operated in similar lines of business at December 31, 2004. The equity in the net earnings (losses) of these equity companies was not material during the periods of these statements of operations. The Company sold its ownership interest in one entity and purchased, as disclosed in Note 4, Acquisitions, the remaining interest in the other entity during 2005.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for these partially owned equity companies follows:

	Successor	Predecessor
	Period from	Period from
	October 30 through	January 1 through
	December 31,	October 29,
	2004	2004
	(In thousands of dollars)
Net sales	$13,460	$56,271
Gross profit	3,725	17,857
Net income/(loss)	596	(1,849)

Amounts for 2005 prior to the sale and acquisition are not material.

9.	Property, Plant and Equipment

Property, plant and equipment were as follows:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Cost:
Land	$10,180	$9,645
Buildings and improvements	74,075	70,698
Machinery and equipment	195,694	174,300

	279,949	254,643
Less: Accumulated depreciation	(56,864)	(25,972)

Property plant and equipment, net	$223,085	$228,671

Depreciation expense was $31.0 million for the year ended December 31, 2006, $24.7 million for the year ended December 31, 2005, $4.0 million for the period from October 30, 2004 through December 31, 2004, and $16.6 million for the period from January 1, 2004 through October 29, 2004.

10.	Intangible Assets and Goodwill

The following table sets forth the weighted average useful life, gross amount and accumulated amortization of intangible assets:

	Successor
	December 31, 2006			December 31, 2005
			Weighted
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
	(In thousands of dollars)

Trade names	$87,600	$4,641	40 years	$87,600	$2,448
Customer relationships	237,493	12,987	40 years	232,219	6,806
Software	30,553	6,632	10 years	30,553	3,571
Existing technology	126,577	11,113	25 years	126,577	5,800
Order backlog	26,325	26,325	15 months	26,325	25,561
Non-compete agreement	4,382	4,378	2 years	4,382	2,551
Royalty agreement	—	—	14 months	2,320	2,320

Total amortizable intangible assets	$512,930	$66,076		$509,976	$49,057

Intangible asset amortization expense was $19.3 million for the year ended December 31, 2006, $36.7 million for the year ended December 31, 2005, $12.3 million for the period from October 30, 2004 through December 31, 2004, and

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$6.1 million for the period from January 1, 2004 through October 29, 2004. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $16.9 million for each year from 2007 through 2011.

The following table represents the change in goodwill:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Beginning balance	$393,300	$423,330
Dispositions/Adjustments	(11,658)	(1,989)
TES acquisition	1,186	5,933
Translation adjustments	27,702	(33,974)

Ending balance	$410,530	$393,300

The TES goodwill was revised during 2006 when all required information was obtained to properly assign fair values to assets and liabilities acquired. The disposition of goodwill for the years ended December 31, 2006 and 2005 represent adjustments related to the recognition of acquired tax benefits not recognized at Acquisition.

11.	Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Accounts payable	$132,980	$128,414
Accruals:
Payroll and benefits	34,889	34,980
Contract reserves	25,439	26,309
Taxes other than income	25,141	20,485
Warranties	23,386	21,511
Third party commissions	11,952	9,961
Insurance and claims	8,540	8,631
Legal, audit and consulting	7,796	5,257
Interest	6,948	6,789
Pension and postretirement benefits	5,352	9,735
Other	21,339	31,358

Total accounts payable and accruals	$303,762	$303,430

12.	Income Taxes

Income before income taxes was generated within the following jurisdictions:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 30 through	January 1 through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)

United States	$47,104	$4,884	$(3,562)	$34,058
Foreign	90,212	47,670	18,066	20,063

Total	$137,316	$52,554	$14,504	$54,121

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes was as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 30 through	January 1 through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)

Current tax expense (benefit)
United States	$12,781	$—	$883	$(933)
Foreign	31,595	17,658	7,366	12,270

Total current	44,376	17,658	8,249	11,337

Deferred tax expense (benefit)
United States	11,877	2,083	—	(2,707)
Foreign	2,304	(4,282)	(974)	3,340

Total deferred	14,181	(2,199)	(974)	633

Total provision for income taxes	$58,557	$15,459	$7,275	$11,970

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory income tax rate to pretax income as a result of the following differences:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 30 through	January 1 through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)

Statutory U.S. rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Foreign operations	0.2%	0.8%	3.5%	9.9%
State and local income taxes, net of U.S. tax	1.6%	0.6%	6.0%	(0.2)%
Valuation allowances	1.5%	(1.8)%	11.0%	7.2%
Extraterritorial income exclusion	(1.9)%	(7.7)%	(4.8)%	—
Stock-based compensation	6.3%	2.6%	—	—
Nontaxable partnership income	—	—	—	(18.7)%
Other	(0.1)%	(0.1)%	(0.5)%	(11.1)%

Effective tax rate	42.6%	29.4%	50.2%	22.1%

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of the temporary differences that create the deferred tax accounts follows:

	Successor
	December 31,
	2006	2005
	(In thousands
	of dollars)

Deferred tax liabilities
Depreciation and amortization	$51,260	$45,733

Deferred tax (assets)
Inventories and receivables	$(6,386)	$(2,052)
Other accrued expenses	(2,090)	(11,594)
Tax net operating loss carryforwards	(6,271)	(12,877)
Pension and employee benefits	(28,141)	(15,719)

Total deferred tax (assets)	(42,888)	(42,242)
Valuation allowances	4,321	8,196

Net deferred tax (assets)	(38,567)	(34,046)

Total net deferred tax liabilities	$12,693	$11,687

Presented in the balance sheet as:
Current deferred tax (assets)	$(13,862)	$(10,899)
Non-current deferred tax liabilities	26,555	22,586

Total net deferred tax liabilities	$12,693	$11,687

As of December 31, 2006, net operating loss carryforwards (NOL’s) of approximately $19.0 million are available to offset future taxable income in certain foreign subsidiaries. If not previously utilized, a portion of the foreign NOL’s will begin to expire in 2013. Valuation allowances as of December 31, 2006 and December 31, 2005, of $4.3 million and $8.2 million, respectively, have been recorded for NOL’s and certain other deferred tax assets, for which it is more likely than not that the tax benefit will not be realized.

The Acquisition was an asset purchase in the United States and a stock purchase outside the United States with the purchase price being allocated to the acquired entities based on the fair market values. Deferred taxes were recorded for the difference between the purchase price and the tax basis of the entities’ underlying net assets. In addition, valuation allowances were established for certain acquired operating loss carryforwards and other tax benefits. For the years ended December 31, 2006 and December 31, 2005, the reduction in goodwill related to acquired tax benefits not recognized at Acquisition was $11.7 million and $2.0 million, respectively. At December 31, 2006, the remaining valuation allowance recorded at Acquisition was $1.9 million. Goodwill will be reduced in the period when these remaining acquired tax benefits are realized.

As a result of the 2004 sale of the Predecessor, all previously undistributed foreign earnings up to the sale date were deemed distributed to IR. Subsequent to the Acquisition, management has decided to continue to permanently reinvest the earnings of its foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any foreign earnings were distributed, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. As of December 31, 2006, accumulated undistributed foreign earnings amount to $82.6 million.

Management believes that it has provided adequate estimated liabilities for taxes based on the allocation of the purchase price and its understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited our tax return of any significance since the Acquisition. Accordingly, we could be exposed to additional income and other taxes.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. On December 21, 2004, the FASB issued guidance regarding the accounting

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

implications of the Act related to the deduction for qualified domestic production activities which should be accounted for as a special deduction under Statement No. 109, Accounting for Income Taxes. The guidance applies to financial statements for periods ending after the date the Act was enacted. In years in which there is U.S. taxable income starting in 2005, this essentially results in a one percentage point reduction in the statutory rate. The Act also created a temporary incentive through 2005 for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. As part of the sale of the Predecessor, all previously undistributed foreign earnings were deemed distributed to IR. Accordingly, the Company concluded that it would not repatriate any foreign earnings during 2005.

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

Senior Secured Credit Facility

In connection with the Acquisition, Dresser-Rand Group Inc. and certain of its foreign subsidiaries entered into the Senior Secured Credit Facility with a syndicate of lenders. The obligations of the Company under the Senior Secured Credit Facility are collateralized by mortgages on certain real and other property and have been guaranteed by the direct material domestic subsidiaries of Dresser-Rand Group Inc. and Dresser-Rand Group Inc.’s direct parent, D-R Interholding, LLC and the obligations of each foreign subsidiary borrower under the Senior Secured Credit Facility have been guaranteed by Dresser-Rand Group Inc., Dresser-Rand Group Inc.’s direct parent, D-R Interholding, LLC, the direct material subsidiaries of such foreign subsidiary borrower and the direct material domestic subsidiaries of Dresser-Rand Group Inc. The Senior Secured Credit Facility consists of a $395.0 million term loan facility (€78.5 million of which is denominated in Euros) and a $350.0 million revolving credit facility. The term loan facility requires interest to be paid not less frequently than quarterly. In addition, at the end of each quarter the Company is required to make principal payments equal to one-quarter of one percent (0.25%) of the initial principal balance of such loans. The principal amount outstanding under the revolving credit facility is due and payable in full at maturity, at October 29, 2011. The term loan facility carried an average interest rate of 6.555% at December 31, 2006. There were no borrowings under the revolving credit facility at December 31, 2006.

Dollar-denominated revolving borrowings under the Senior Secured Credit Facility bear interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 2.0% to 2.5%, depending on the Company’s leverage ratio, plus a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a rate equal to an applicable margin ranging from 1.0% to 1.5%, depending on the Company’s leverage ratio plus a base rate determined by reference to the highest of (1) the rate that the administrative agent announces from time to time as its prime or base commercial lending rate, (2) the three month certificate of deposit rate plus 1/2 of 1% and (3) the federal funds rate plus 1/2 of 1%. Euro-denominated revolving borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin ranging from 2.0% to 2.5%, depending on the Company’s leverage ratio, plus a EURIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowings for the interest period relevant to such borrowings adjusted for certain additional costs. As of December 31, 2006, the Company had issued $202.9 million of letters of credit under the revolver.

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

In general, the Senior Secured Credit Facility requires that certain net proceeds related to the asset sales, incurrence of additional debt, casualty settlements and condemnation awards and excess cash flow may be required to be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial tests, (including maximum net leverage and a minimum interest coverage ratio) and certain other limitations governing, among others, such matters as Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to corporate documents that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Company was temporarily out of compliance of its obligation under the senior credit facility to provide lenders financial statements for the years ended December 31, 2004, 2005 and 2006, no later than 120, 90 and 60 days, respectively, after the end of these years. This was remedied by delivery of the financial statements within the 30-day cure period as provided for in the terms and conditions of the Senior Secured Credit Facility.

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

Senior Subordinated Notes

In conjunction with the Acquisition, the Company issued $420.0 million of 7 3/8% senior subordinated notes. The Senior Subordinated Notes mature on November 1, 2014, and bear interest at a rate of 7 3/8% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem any of the notes beginning on November 1, 2009, at a redemption price of 103.688% of their principal amount, plus accrued interest. The redemption price will decline each year after 2009 and will be 100% of their principal amount, plus accrued interest, beginning on November 1, 2012. The Company may also redeem any of the notes at any time prior to November 1, 2009, at a redemption price equal to 100% of the principal amount of notes to be redeemed, plus a premium (based on a formula set forth in senior subordinate indenture) and accrued interest. In addition, at any time prior to November 1, 2007, the Company may redeem up to 35% of the notes at a redemption price of 107.375% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of capital stock. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of notes originally issued under the indenture governing the notes remains outstanding.

The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s Senior Secured Credit Facility. The Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. The Senior Subordinated Notes also contain covenants requiring the Company to submit to the Trustee or holders of the notes certain financial reports that would be required to be filed with the SEC.

The Company was obligated to use commercially reasonable efforts to register the senior subordinated notes under the Securities Act and consummate an exchange offer no later than August 19, 2005. The Company was unable to meet this requirement. Under the indenture, the annual interest on the Senior Subordinated Notes increased by (1) 0.25% per annum for the first 90 days following August 19, 2005, and (2) increased 0.25% per annum at the beginning of each subsequent 90-day period, up to a maximum of 1.0% per annum. The Company filed a registration statement with the Securities and Exchange Commission to register the notes and effect the exchange offer on January 23, 2005. The increased interest rate ceased upon effecting the exchange on April 28, 2006.

At December 31, 2006, the more restrictive covenant under the Senior Secured Credit Facility and the indenture governing the Senior Subordinated Notes allows dividends to be paid only to the extent of 5% of the proceeds from future public offerings of common stock.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Long-term debt consisted of the following:

	Successor
	December 31,
	2006	2005
	(In thousands
	of dollars)

Senior subordinated notes	$370,000	$370,000
Senior secured credit facility	135,550	228,023
Other debt	89	181

Total long term debt	505,639	598,204
Less: current maturities	(74)	(67)

Total non current long term debt	$505,565	$598,137

At December 31, 2006, the Company’s total long-term debt principal maturities were as follows:

	Senior	Senior Secured
	Subordinated	Credit Facility
	Notes	and Other Debt	Other Debt	Total
	(In thousands of dollars)

2007	$—	$—	$74	$74
2008	—	—	15	15
2009	—	—	—	—
2010	—	—	—	—
2011	—	135,550	—	135,550
2012 and after	370,000	—	—	370,000

	$370,000	$135,550	$89	$505,639

Intercompany interest expense charges recognized by the Predecessor, paid to IR, for the period from January 1, 2004 through October 29, 2004 of $1.2 million are included in interest expense (income) reflected on the Statement of Operations.

14.	Pension Plans

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of Statements No. 87, 88, 106, and 132(R).” Statement No. 158 requires companies to recognize, in their balance sheets, the total overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Companies are also required to recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income.

The U.S. defined benefit plan covering salaried and non-union hourly employees was frozen effective March 31,1998. The plan was replaced with a defined contribution plan. The benefits for certain bargaining unit employees included in the defined benefit plan were not frozen. The Company’s U.S. salaried plans generally provide benefits based on a final average earnings formula. The Company’s hourly pension plans provide benefits under flat formulas. Non-U.S. plans provide benefits based on earnings and years of service. Most of the non-U.S. plans require employee contributions based on the employee’s earnings.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s and Predecessor pension plans follows:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Change in projected benefit obligations
Benefit obligation at beginning of the period	$326,784	$317,498
Service cost	6,165	5,112
Interest cost	17,531	17,119
Employee contributions	248	221
Expenses paid	(866)	(395)
Actuarial losses	2,977	12,132
Plan Amendments	467	—
Benefits paid	(15,177)	(13,831)
Foreign exchange impact	12,954	(11,072)

Benefit obligation at end of the period	$351,083	$326,784

Change in plan assets
Fair value at beginning of the period	$252,857	$243,132
Actual return on assets	26,844	20,433
Company contributions	10,859	10,155
Employee contributions	248	221
Expenses paid	(866)	(395)
Benefits paid	(15,177)	(13,831)
Foreign exchange impact	9,375	(6,858)

Fair value of assets at end of the period	$284,140	$252,857

	December 31,
	2006	2005
	(In thousands of dollars)

Funded status
Net assets less than benefit obligations	$(66,943)	$(73,927)
Plan net losses not recognized	—	5,019
Contributions after measurement date	278	108

Net balance sheet liability	$(66,665)	$(68,800)

Amounts recognized in the balance sheet consist of:

	December 31,
	2006	2005
	(In thousands of dollars)

Current liabilities	$(4,391)	$(9,404)
Noncurrent liabilities	(62,274)	(59,396)

Total	$(66,665)	$(68,800)

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Net loss	$10,935	$9,257
Prior service cost	467	—

Total	$11,402	$9,257

Net increases in accumulated other comprehensive loss of $2.1 million for the year ended December 31, 2006 and $7.7 million for the year ended December 31, 2005 were charged to Accumulated Other Comprehensive Loss in the Balance Sheet net of taxes of $0.5 and $2.7 million respectively.

	Successor
	December 31,
	2006	2005

Weighted-average assumptions used, benefit obligations
Discount rate
U.S. plans	5.60%	5.65%
Non-U.S. plans	4.94%	4.89%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	3.88%	3.66%

The Company develops the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow requirements of the pension plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic pension cost include the following:

	Successor			Predecessor
			Period from	Period from
	For	For	October 30	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)
Service cost	$6,165	$5,112	$870	$3,801
Interest cost	17,531	17,119	2,884	16,903
Expected return on plan assets	(20,142)	(19,377)	(3,207)	(21,173)
Amortization of
Transition amount	—	—	—	1
Prior Service Cost	—	—	—	453
Net losses	116	—	—	3,375

Net periodic benefit cost	$3,670	$2,854	$547	$3,360

Weighted-average assumptions used, net periodic pension cost
Discount rate
U.S. plans	5.65%	5.75%	5.75%	6.00%
Non-U.S. plans	4.89%	5.31%	5.31%	5.75%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A	N/A
Non-U.S. plans	3.66%	3.75%	3.75%	3.75%
Expected return on plan assets
U.S. plans	8.50%	8.50%	8.50%	8.75%
Non-U.S. plans	6.48%	7.09%	7.09%	7.50%

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year are not significant.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Projected Benefit Obligation	$349,945	$325,855
Accumulated Benefit Obligation	333,234	312,957
Fair Value of Plan Assets	283,443	252,209

The Company uses an annual measurement date of November 30 for substantially all of all pension plans for the years presented. The expected long-term rates of return on plan assets are determined as of the measurement date. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five years. The actual rate of return for plan assets over the last ten and fifteen-year periods have exceeded the expected rate of return used. The Company reviews each plan and its historical returns and asset allocations determine the appropriate expected long-term rate of return on plan assets to be used.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocations of the Company’s pension plans by asset category are as follows:

	Successor
	December 31,
	2006	2005

Asset Category*
Equity securities	60.0%	62.6%
Debt securities	34.0%	36.1%
Other	6.0%	1.3%

Total	100.00%	100.0%

* Reflects weighted average percentage allocations of U.S. and non-U.S. plans.

The Company’s investment objectives in managing its defined benefit plan assets are to provide reasonable assurance that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies requirements. Key investment decisions reviewed regularly are asset allocations, investment manager structure, investment managers, investment advisors and trustees or custodians. An asset liability modeling study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. The Company’s current strategic global asset allocation for its pension plans is 60% in equities securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The rebalancing strategy is reviewed quarterly if cash flows are not sufficient to rebalance the plans and appropriate action is taken to bring the plans within the strategic allocation ranges.

The Company’s policy is to contribute the minimum required amount, as defined by law, and additional discretionary amounts up to the limitations imposed by the applicable tax codes. The Company currently projects that it will contribute approximately $4.4 million to its plans worldwide in 2007. Most of the non-U.S. plans require employee contributions based on the employees’ earnings.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $15.9 million in 2007, $16.7 million in 2008, $17.8 million in 2009, $18.9 million in 2010, $19.6 million in 2011 and $111.5 million for the years 2012 to 2016.

Defined Contribution Plans

Most of the Company’s and Predecessor’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and amounted to approximately $11.0 million for the year ended December 31, 2006, $10.6 million for the year ended December 31, 2005, $1.9 million for the period from October 30, 2004 through December 31, 2004, and $7.9 million for the period from January 1, 2004 through October 29, 2004. The Company’s and Predecessor’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $0.7 million for the year ended December 31, 2006, $0.7 million for the year ended December 31, 2005, $0.1 million for the period from October 30, 2004 through December 31, 2004, and $0.3 million for the period from January 1, 2004 through October 29, 2004.

15.	Post-retirement Benefits other than Pensions

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of Statements No. 87, 88, 106, and 132(R).” Statement No. 158 requires companies to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the accumulated post-retirement benefit obligation for other post-retirement plans. Companies are required to recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company sponsors post-retirement plans that cover certain eligible U.S. employees. These plans provide for healthcare benefits and in some instances, life insurance benefits. Post-retirement health plans generally are contributory and adjusted annually. Life insurance plans are non-contributory. In 1997, the Predecessor amended its post-retirement benefit plans for salaried and non-union hourly employees to eliminate medical and life benefit coverage for all future retirees except for grandfathered employees. Additionally, on January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility, which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain in the first quarter of 2006 of $11.8 million for the actuarial net present value of the estimated reduction in the future cash costs of the retiree healthcare benefits. An eligible retiree’s healthcare benefit coverage is coordinated with Medicare. The Company funds the post-retirement benefit costs principally on a pay-as-you-go basis.

Summary information on the Company’s and the Predecessor’s plans was as follows:

	Successor
	December 31,
	2006	2005
	(In thousands of dollars)

Change in benefit obligations
Benefit obligation at beginning of the period	$54,904	$47,568
Service cost	1,742	1,998
Interest cost	2,444	2,735
Actuarial losses	5,319	1,828
Acquisitions	—	786
Benefits paid	(169)	(11)
Plan amendments	43	—
Curtailment and other	(14,318)	—
Employee contributions	13	—

Benefit obligation at end of the period	$49,978	$54,904

Funded status
Net assets less than benefit obligations	$(49,978)	$(54,904)
Plan net losses	—	1,828
Contributions after measurement date	14	4

Net balance sheet liability	$(49,964)	$(53,072)

Amounts recognized in the balance sheet:
Current liabilities	$(187)	$(10)
Noncurrent liabilities	(49,777)	(53,062)

Total	$(49,964)	$(53,072)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$5,319	$—
Net prior service cost	43	—

Total	$5,362	$—

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic post-retirement benefit cost were as follows:

	Successor			Predecessor
			Period from	Period from
			October 30 through	January 1 through
	Year Ended December 31,		December 31,	October 29,
	2006	2005	2004	2004
Service cost	$1,742	$1,998	$301	$1,599
Interest cost	2,444	2,735	449	9,323
Amortization of net prior service (credit)	—	—	—	(861)
Amortization of net loss	—	—	—	3,011
Curtailment (credit)	(11,796)	—	—	—

Net periodic post-retirement benefits (income)/cost	$(7,610)	$4,733	$750	$13,072

The estimated net loss and prior service cost for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost over the next fiscal year are approximately $30,000 and $20,000, respectively.

Benefit payments for post-retirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $0.2 million in 2007, $0.4 million in 2008, $0.7 million in 2009, $1.0 million in 2010, $1.1 million in 2011 and $11.3 million for the years 2012 to 2016. As a result of the Medicare Part D subsidy, we expect our 2012 to 2016 retiree medical benefit payments to be approximately $0.2 million lower than they otherwise would have been as a result of the Medicare Act.

The Company uses an annual measurement date of November 30 for all of its post-retirement benefit plans for all years presented.

	Successor			Predecessor
			Period from	Period from
			October 30 through	January 1 through
	Year Ended December 31,		December 31,	October 29,
	2006	2005	2004	2004
Weighted-average discount rate assumption used to determine
Benefit obligations at end of period	5.70%	5.80%	5.75%	6.00%
Net periodic benefit cost for the period ended December 31	5.80%	5.75%	5.75%	6.00%
Assumed health care cost trend rates Current year trend rate	10.00%	10.00%	11.00%	11.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.25%
Year that the rate reaches the ultimate trend rate	2012	2011	2010	2010

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects as of and for the year ended December 31, 2006:

	1%	1%
	Increase	Decrease

Effect on total service and interest cost components	$800	$(650)
Effect on postretirement benefit obligations	9,500	(8,300)

16.	Financial Instruments

The Company and the Predecessor maintain significant operations in countries other than the United States. As a result of these global activities, the Company and the Predecessor are exposed to changes in foreign currency exchange rates which affect the results of operations, cash flows and financial condition. The Company and the Predecessor

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

manage exposure to changes in foreign currency exchange rates through their normal operating and financing activities, as well as through the use of financial instruments. Generally, the only financial instruments the Company and the Predecessor utilize are forward exchange contracts. At December 31, 2006 and 2005, all forward exchange contracts are recorded in the balance sheet at estimated fair value with the net change in fair value recorded in the statement of operations.

The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of debt obligations at fair value as of December 31, 2006, is approximately $509 million.

17.	Commitments and Contingencies

Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, and is currently pending in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant is seeking damages of about 8.0 million pounds sterling (approximately $15.7 million). Witness testimony concluded in July 2006, closing arguments concluded in December 2006 and a decision is expected in the first quarter of 2007. In prior years, we had offered to settle and recorded a litigation liability for 0.9 million pounds sterling (approximately $1.8 million). Based on a report received from an expert damages witness hired by the Company and our review of the expert testimony at the trial, we increased our accrual for the estimated loss for this litigation by 0.7 million pounds sterling (approximately $1.3 million) bringing the total accrual to 1.6 million pounds sterling (approximately $3.1 million). While we believe that we have made adequate provision for the ultimate loss in this litigation and intend to continue our vigorous defense of this suit, it is reasonably possible that the loss could be up to the 3.1 million pounds sterling (approximately $6.1 million) limit of liability stated in the agreement with the customer, not including interest or costs, or 1.5 million pounds sterling (approximately $3.0 million) in excess of amounts recognized as of December 31, 2006.

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.

The purchase agreement relating to the Acquisition provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which have a three year limit for a claim to be filed, IR, our previous owner, will remain responsible without time limitations for known environmental conditions as of the closing date that meet certain requirements set forth in the purchase agreement. The most important of these requirements is that with regard to environmental contamination, regulatory authorities would be expected to require investigation or remediation if they knew about the contamination.

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was approximately $12.9 million for the year ended December 31, 2006, $8.1 million for the year ended December 31, 2005, $1.5 million for the period from October 30, 2004 through December 31, 2004, and $10.8 million for the period from January 1, 2004 through October 29, 2004. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter are as follows: $9.4 million in 2007, $6.3 million in 2008, $3.8 million in 2009, $2.7 million in 2010, $2.2 million in 2011, $3.5 million in 2012 and thereafter.

18.	Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty accrual is provided for at the time of revenue recognition based on historical experience and is adjusted as required.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table represents the changes in the product warranty accrued liability:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 30 through	January 1 through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)

Beginning balance	$21,511	$21,078	$20,319	$23,699
Provision for warranties issued during period	17,238	13,502	1,194	6,811
Adjustments to warranties issued in prior periods	(394)	1,733	389	1,813
Payments during period	(16,496)	(13,131)	(1,732)	(12,633)
Translation	1,527	(1,671)	908	629

Ending balance	$23,386	$21,511	$21,078	$20,319

19.	Incentive Stock-Based Compensation Plans

Successor incentive plan

The amended and restated limited liability company agreement of Dresser-Rand Holdings, LLC (the “Agreement”) permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Dresser-Rand Holdings, LLC (“Holdings”) for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Dresser-Rand Holdings, LLC, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Dresser-Rand Holdings, LLC at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below the market price resulting in a “cheap stock” charge to expense at that time of $2.4 million for the sale of the units. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with Statement No. 123(R), which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.

The service units were granted without any remuneration. The service units vest over a period of 5 years and have 10 year contractual terms. The service units provide for accelerated vesting if there is a change in control, as defined in the Agreement. Vested service units convert to common units of Holdings upon termination for any reason, death or disability. In certain circumstances, unvested service units will also convert into common units of Holdings.

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

The compensation cost that has been charged against income for the service units arrangements was approximately $1.2 million for the year ended December 31, 2006, $1.0 million for the year ended December 31, 2005, and

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$75,000 for the period from October 30, 2004 through December 31, 2004. No income tax benefit was recognized in the income statement for these share-based compensation arrangements.

The estimated fair value of service units granted in 2005 and 2004 was $2.6 million and $3.4 million, respectively. At December 31, 2006, there was $3.7 million of total unrecognized compensation cost related to the service units. The cost is expected to be recognized over the remaining weighted average vesting period of 3.09 years.

The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have invested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. The Company will recognize a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date when the exit units vest.

The total fair value of the exit units was estimated to be $23.6 million at the grant date defined under Statement No. 123(R) as “the date at which the employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award.” Because of the complexities of the exit units and related issues, it was determined such “mutual understanding” occurred on June 28, 2005.

During 2006, Holdings sold shares of the Company common stock that it owned for net proceeds to Holdings of approximately $1 billion. As a result, all five tranches of exit units vested during 2006 and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of all five tranches of exit units of $23.6 million during 2006.

In 2005, our Board of Directors approved the Dresser-Rand Group Inc. 2005 Stock Incentive Plan under which stock based compensation in the form of shares, options or stock appreciation rights may be awarded. Expense for options granted under the plan for 2006 was about $1.0 million and for 2005 was about $0.1 million. At December 31, 2006, 3,609,362 shares were available for future grants and unrecognized deferred compensation expected to be recognized over the remaining weighted average vesting periods of 4.0 years for existing options granted was about $2.3 million.

The following table summarizes option activity during 2006 and 2005:

	2006		2005
	Weighted	Number of	Weighted	Number of
	Average	Shares Under	Average	Shares Under
	Exercise Price	Option	Exercise Price	Option

Balance at January 1	$21.00	107,463	$—	—
Options granted	24.82	264,400	21.00	107,463
Options exercised	—	—	—	—
Options canceled/expired	25.10	(4,750)	—	—

Balance at December 31	$23.78	367,113	$21.00	107,463

Exercisable at December 31	$21.00	83,284	—	—

The options granted in 2006 have a 10 year contract term and vest ratably over a five-year period while those granted in 2005 either vest ratably over a four-year period or upon achievement of the same conditions that vest the exit units mentioned above. The aggregate intrinsic value of options outstanding at December 31, 2006 was $0.4 million.

The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted-average assumptions used for options granted.

	2006	2005

Option term (years)	6.0	3.5
Volatility	32.70%	32.10%
Risk-free interest rate (zero coupon US Treasury note)	4.65%	4.50%
Dividend yield	—	—
Weighted-average fair value per option granted	$10.20	$6.27

The Option term is the number of years that the company estimates that options will be outstanding prior to exercise. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based on similarly situated companies since the Company does not have sufficient actual experience on which to base such estimates.

During 2006, the Company granted 37,500 stock appreciation rights at $25.10 per share which vest over a five year period. Subsequently, 8,200 of these rights were forfeited. The Company accounts for these rights using the liability method and quarterly records the intrinsic value of the rights as a liability. At December 31, 2006, the intrinsic value of the 29,300 outstanding rights was zero.

The Company granted 29,801 shares of common stock to employees in 2005 with a fair value of $0.6 million that vest ratably over four years. The expense recognized in 2006 was about $0.1 million. At December 31, 2006, the intrinsic value of the 22,350 unvested shares was about $0.5 million and the unrecognized deferred compensation was $0.4 million which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

The Company also grants common stock and stock units to Directors which either vest immediately or over four quarters. The fair value of the 7,421 shares and units granted in 2006 was $0.2 million and the fair value of the 1,585 shares and units granted in 2005 was less than $0.1 million. At December 31, 2006, the unrecognized compensation for these grants was less than $0.1 million, which will be recognized in 2007.

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

Under Statement No. 123, compensation cost for the applicable provisions of the Predecessor incentive stock plans would be determined based upon the fair value at the grant date for awards issued. The average fair values of the options granted during the period from January 1, 2004 to October 29, 2004, and the year ended December 31, 2004, were estimated at $22.74 and $13.10, respectively, on the date of grant, using the Black-Scholes option-pricing model, which included the following assumptions:

	Predecessor
	Period from
	January 1 through	Year Ended
	October 29,	December 31,
	2004	2003

Dividend yield	1.19%	1.75%
Volatility	39.34%	39.83%
Risk-free interest rate	3.28%	3.12%
Expected life	5 years	5 years

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Changes in options outstanding under the plans were as follows:

	Shares Subject	Option Price	Weighted Average
	to Option	Range per Share	Exercise Price

January 1, 2003	592,058	$33.67 - 53.03	$45.04
Granted	162,220	39.05	39.05
Exercised	(117,634)	33.67 - 53.03	45.35
Cancelled	(23,222)	39.05 - 53.05	42.91

December 31, 2003	613,422	39.05 - 53.03	44.25
Granted	136,610	64.37	46.96
Exercised	(82,299)	39.05 - 53.03	46.14
Cancelled	(107,272)	39.05 - 64.37	47.84

October 29, 2004	560,461	$39.05 - 64.37	$47.77

Stock options granted to employees were for the purchase of Class A common stock of IR and remained obligations solely of IR following the Acquisition.

20.	Significant Customers and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2006 and 2005, and the periods from October 30, 2004 through December 31, 2004, and January 1 through October 29, 2004, no one customer comprised more than 10% of the sales volume.

The Company has operations and or does business in various non-U.S. countries. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company. The Company believes that it has controls and processes in place to minimize the impact such events, should they occur in the future.

21.	Other Income (Expense)

Other income (expense) includes the following:

	Successor			Predecessor
			Period from	Period from
			October 30	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)
Foreign currency gains (losses)	$8,939	$(2,165)	$(1,023)	$2,069
Equity on earnings (losses) of partially owned affiliates	—	(560)	194	(1,013)
Other	(8)	(122)	(1,017)	826

Total other income/(expense), net	$8,931	$(2,847)	$(1,846)	$1,882

22.	Royalty Agreement

In September of 2000, the Predecessor sold to Volvo Aero Corporation (“Volvo”) the rights to provide aftermarket support for certain gas turbine engines, and certain related equipment, inventory and know-how needed for Volvo to operate the acquired aftermarket business. Under the purchase agreement, Volvo paid royalties based on revenues Volvo earns from operation of aftermarket business until December 31, 2005. The royalty agreement states that Volvo shall pay 25% of the net revenues of Volvo’s “990” aftermarket business, commencing January 1, 2002. A similar royalty was required to be paid for 2003 (25%), 2004 (30%) and 2005 (30%). Due to the nature of this agreement, an intangible was recorded on the Successor accounts in the amount of $2.3 million at the acquisition date. Pursuant to the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

agreement, the Successor recorded approximately $1.3 million revenue from royalties earned in excess of the amounts anticipated in valuing the intangible for the year ended December 31, 2005, and the Predecessor recorded approximately $1.2 million in the period from January 1, 2004 through October 29, 2004. This revenue is recorded in the caption “Other operating revenue” in the accompanying income statements.

23.	Segment Information:

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1) New Units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.

2) Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.

Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include corporate expenses, research and development expenses, the curtailment gain and the stock-based compensation expense — exit units. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor
			Period from	Period from
			October 30	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)
Revenues
New units	$749,609	$576,612	$77,607	$267,691
Aftermarket parts and services	751,918	631,591	122,300	447,804

Total revenues	$1,501,527	$1,208,203	$199,907	$715,495

Operating income
New units	$47,303	$20,847	$3,567	$(464)
Aftermarket parts and services	204,350	141,374	30,571	85,039
Unallocable	(75,391)	(46,095)	(8,134)	(35,492)

Total operating income	$176,262	$116,126	$26,004	$49,083

Depreciation and amortization
New units	$26,934	$29,496	$5,775	$9,201
Aftermarket parts and services	23,443	31,939	10,494	13,514

Total depreciation and amortization	$50,377	$61,435	$16,269	$22,715

Goodwill
New units	$117,926	$114,829	$123,831
Aftermarket parts and services	292,604	278,471	299,499

Total Goodwill	$410,530	$393,300	$423,330

Total assets (including goodwill)
New units	$280,720	$253,696	$270,563
Aftermarket parts and services	605,732	541,605	564,253
Unallocable	884,877	862,570	916,258

Total assets	$1,771,329	$1,657,871	$1,751,074

Revenues by destination
North America	$541,103	$498,620	$77,700	$275,941
Latin America	213,691	156,923	30,660	139,898
Europe	362,278	231,393	26,591	113,461
Asia-Pacific	204,303	135,594	21,482	94,291
Middle East, Africa	180,152	185,673	43,474	91,904

Total revenues	$1,501,527	$1,208,203	$199,907	$715,495

Long-lived assets by geographic area
North America	$160,400	$169,031	$159,060
Latin America	3,339	3,065	2,531
Europe	51,959	49,681	58,860
Asia-Pacific	7,383	6,890	6,313
Middle East, Africa	4	4	—

Total long-lived assets	$223,085	$228,671	$226,764

For the year ended December 31, 2006, the sales to customers in Nigeria and Venezuela comprised 8.1% and 5.5%, respectively, of total revenues. For the year ended December 31, 2005, sales to customers in Norway and Libya comprised 6.2% and 5.3%, respectively, of total revenues. For the period October 30, 2004 through December 31, 2004, the sales to customers in Canada, Venezuela and Russia comprised 6.0%, 8.5% and 5.5%, respectively, of total revenues. For the period from January 1, 2004 through October 29, 2004, sales to customers in Brazil and Venezuela comprised 6.7% and 6.8%, respectively, of total revenues. No other sales within individual countries exceeded 5% of the total revenues in any year presented.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

24.	Selected Unaudited Quarterly Financial Data:

	Successor
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands of dollars)

Total revenues	$291,555	$423,981	$310,293	$475,698
Gross profit	67,023	96,391	99,336	140,954
Net income	12,316	10,694	22,927	32,822
Net income per share-basic and diluted	0.14	0.13	0.27	0.38

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands of dollars)

Total revenues	$234,000	$302,478	$309,759	$361,966
Gross profit	47,709	63,778	76,905	98,847
Net income (loss)	(4,018)	(1,525)	10,434	32,204
Net income (loss) per share-basic and diluted	(0.07)	(0.03)	0.15	0.38

25.	Supplemental Cash Flow Information:

	Successor			Predecessor
			Period from	Period from
			October 30	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 29,
	2006	2005	2004	2004
	(In thousands of dollars)
Cash paid for interest	$45,641	$50,475	$2,930	$888
Cash paid for income taxes, net of refunds	15,852	26,992	3,337	7,566

Interest income includes $2.6 million net interest income from IR affiliates in the period from January 1, 2004 through October 29, 2004. The amounts shown as cash paid for interest include payments on third-party borrowings only.

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

The following condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents the balance sheets as of December 31, 2006 and 2005 (Successor) and statements of operations and cash flows, for the years ended December 31, 2006 and December 31, 2005, and the period from October 30, 2004 through December 31, 2004, (Successor) and the period from January 1, 2004 through October 29, 2004 (Predecessor). For the Successor periods condensed consolidating financial statements, the column titled “Issuer” represents Dresser-Rand Group, Inc. and such presentation has been applied to the Predecessor condensed combining financial statements. The condensed consolidating and combining financial information presents investments in consolidated subsidiaries using the equity method of accounting.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CONDENSED COMBINING STATEMENT OF INCOME (SUCCESSOR)
For the Year Ended December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)

Net sales	$—	$920,834	$718,474	$(137,781)	$1,501,527
Cost of goods sold	—	694,171	537,234	(133,582)	1,097,823

Gross profit	—	226,663	181,240	(4,199)	403,704
Selling and administrative expenses	26,467	132,021	71,442	(1,115)	228,815
Research and development expenses	—	9,969	454	—	10,423
Curtailment gain	—	(11,796)	—	—	(11,796)

(Loss) income from operations	(26,467)	96,469	109,344	(3,084)	176,262
Equity earnings in affiliates	179,688	6,493	—	(186,181)	—
Interest (expense), net	(44,487)	(8)	(3,382)	—	(47,877)
Intercompany interest and fees	(77,703)	97,140	(19,437)	—	—
Other income (expense), net	5,158	127	3,646	—	8,931

Income before income taxes	36,189	200,221	90,171	(189,265)	137,316
(Benefit) provision for income taxes	(42,570)	70,987	30,140	—	58,557

Net income	$78,759	$129,234	$60,031	$(189,265)	$78,759

CONDENSED COMBINING STATEMENT OF INCOME (SUCCESSOR)
For the Year Ended December 31, 2005

			Subsidiary
		Subsidiary	Non-	Combining
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)

Net sales	$—	$815,607	$506,342	$(113,746)	$1,208,203
Cost of goods sold	—	647,549	380,983	(107,568)	920,964

Gross profit	—	168,058	125,359	(6,178)	287,239
Selling and administrative expenses	6,108	103,053	57,954	(3,060)	164,055
Research and development expenses	—	6,753	305	—	7,058

(Loss) income from operations	(6,108)	58,252	67,100	(3,118)	116,126
Equity earnings in affiliates	96,520	12,168	—	(108,688)	—
Interest (expense) income, net	(52,844)	372	(4,565)	—	(57,037)
Intercompany interest and fees	5,479	3,392	(8,871)	—	—
Other income (expense), net	(3,869)	(794)	(1,872)	—	(6,535)

Income before income taxes	39,178	73,390	51,792	(111,806)	52,554
Provision for income taxes	2,083	—	13,376	—	15,459

Net income	$37,095	$73,390	$38,416	$(111,806)	$37,095

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (SUCCESSOR)
For the Period from October 30, 2004 through December 31, 2004

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)

Net sales	$—	$123,431	$88,181	$(11,705)	$199,907
Cost of goods sold	56	95,535	65,678	(11,705)	149,564

Gross (loss) profit	(56)	27,896	22,503	—	50,343
Selling and administrative expenses	19	13,170	8,310	—	21,499
Research and development expenses	—	899	141	—	1,040
Write-off of purchased in-process research and development assets	—	1,800	—	—	1,800

(Loss) income from operations	(75)	12,027	14,052	—	26,004
Equity earnings in affiliates	15,817	1,517	—	(17,334)	—
Interest (expense), net	(8,649)	(199)	(806)	—	(9,654)
Intercompany interest and fees	1,019	(2,984)	1,965	—	—
Other income (expense), net	—	32	(1,878)	—	(1,846)

Income before income taxes	8,112	10,393	13,333	(17,334)	14,504
Provision for income taxes	883	—	6,392	—	7,275

Net income	$7,229	$10,393	$6,941	$(17,334)	$7,229

CONDENSED COMBINING STATEMENT OF INCOME (PREDECESSOR)
For the Period from January 1 through October 29, 2004

			Subsidiary
		Subsidiary	Non-	Combining
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)

Net sales	$—	$429,542	$285,953	$—	$715,495
Cost of goods sold	—	328,004	210,038	—	538,042

Gross Profit	—	101,538	75,915	—	177,453
Selling and administrative expenses	—	61,864	60,836	—	122,700
Research and development expenses	—	4,927	743	—	5,670

Income from Operations	—	34,747	14,336	—	49,083
Equity earnings (losses) in affiliates	42,151	(8,691)	—	(33,460)	—
Interest income, net	—	1,419	1,737	—	3,156
Other income (expense), net	—	14,096	(12,214)	—	1,882

Income before income taxes	42,151	41,571	3,859	(33,460)	54,121
Provision for income taxes	—	3,721	8,249	—	11,970

Net income (loss)	$42,151	$37,850	$(4,390)	$(33,460)	$42,151

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)

ASSETS
Cash and cash equivalents	$36,957	$—	$109,889	$—	$146,846
Accounts and notes receivables net	—	145,713	159,337	—	305,050
Inventories, net	—	133,327	58,691	(8,989)	183,029
Prepaid expenses and deferred income taxes	8,629	4,242	21,236	—	34,107

Total Current Assets	45,586	283,282	349,153	(8,989)	669,032
Investment in affiliates	1,232,882	59,416	—	(1,292,298)	—
Property, plant, and equipment, net	—	160,809	62,276	—	223,085
Intangible assets, net	—	466,616	390,768	—	857,384
Other Assets	14,905	4,269	2,654	—	21,828

Total Assets	$1,293,373	$974,392	$804,851	$(1,301,287)	$1,771,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$22,404	$222,372	$226,650	$—	$471,426
Loans payable	—	—	74	—	74

Total current liabilities	22,404	222,372	226,724	—	471,500
Long-term debt	432,160	—	73,405	—	505,565
Intercompany accounts	197,893	(344,809)	146,916	—	—
Other non-current liabilities	9,045	99,043	54,305	—	162,393

Total liabilities	661,502	(23,394)	501,350	—	1,139,458

Common Stock	855	—	—	—	855
Other stockholders’ equity	631,016	997,786	303,501	(1,301,287)	631,016

Total stockholders’ equity	631,871	997,786	303,501	(1,301,287)	631,871

Total liabilities and stockholders’ equity	$1,293,373	$974,392	$804,851	$(1,301,287)	$1,771,329

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
	(In thousands of dollars)

ASSETS
Cash and cash equivalents	$—	$41,587	$56,449	$—	$98,036
Accounts and notes receivables net	100	129,285	139,446	—	268,831
Inventories, net	—	99,697	51,970	(5,905)	145,762
Prepaid expenses and deferred income taxes	4,868	5,767	26,151	—	36,786

Total Current Assets	4,968	276,336	274,016	(5,905)	549,415
Investment in affiliates	1,042,089	50,658	—	(1,092,747)	—
Property, plant, and equipment, net	—	168,434	60,237	—	228,671
Intangible assets, net	—	523,020	331,199	—	854,219
Other Assets	17,146	5,360	3,060	—	25,566

Total Assets	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$7,652	$155,322	$230,139	$—	$393,113
Loans payable	—	—	67	—	67

Total current liabilities	7,652	155,322	230,206	—	393,180
Long-term debt	532,160	—	65,977	—	598,137
Intercompany accounts	5,750	(104,901)	99,151	—	—
Other non-current liabilities	3,981	105,066	42,847	—	151,894

Total liabilities	549,543	155,487	438,181	—	1,143,211

Common Stock	855	—	—	—	855
Other stockholders’ equity	513,805	868,321	230,331	(1,098,652)	513,805

Total stockholders’ equity	514,660	868,321	230,331	(1,098,652)	514,660

Total liabilities and stockholders’ equity	$1,064,203	$1,023,808	$668,512	$(1,098,652)	$1,657,871

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
For the Year Ended December 31, 2006

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total
	(In thousands of dollars)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(58,937)	$215,074	$4,831	$3,084	$164,052

Cash flows from investing activities:
Capital expenditures	—	(15,268)	(4,479)	—	(19,747)
Proceeds from the sale of equity investment	—	(1)	229	—	228

Net cash (used in) investing activities	—	(15,269)	(4,250)	—	(19,519)

Cash flows from financing activities:
Net change in debt	(100,000)	—	(70)	—	(100,070)
Change in intercompany accounts	195,894	(241,392)	48,582	(3,084)	—

Net cash provided by (used in) financing activities	95,894	(241,392)	48,512	(3,084)	(100,070)

Effect of exchange rate changes	—	—	4,347	—	4,347
Net increase (decrease) in cash and cash equivalents	36,957	(41,587)	53,440	—	48,810
Cash and cash equivalents, beginning of period	—	41,587	56,449	—	98,036

Cash and cash equivalents, end of period	$36,957	$—	$109,889	$—	$146,846

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
For the Year Ended December 31, 2005

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total
	(In thousands of dollars)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(27,841)	$169,627	$68,898	$1,738	$212,422

Cash flows from investing activities:
Capital expenditures	—	(11,003)	(4,531)	—	(15,534)
Proceeds from the sale of property, plant and equipment	—	287	734	—	1,021
Proceeds from the sale of equity investment	—	10,000	—	—	10,000
Acquisitions, net of cash	(54,970)	—	—	—	(54,970)

Net cash (used in) investing activities	(54,970)	(716)	(3,797)	—	(59,483)

Cash flows from financing activities:
Net change in debt	(167,140)	—	(45,649)	—	(212,789)
Change in intercompany accounts	197,293	(190,665)	(4,890)	(1,738)	—
Issuance of common units	1,419	—	—	—	1,419
Proceeds from initial public offering	608,925	—	—	—	608,925
Dividends paid	(557,686)	—	—	—	(557,686)

Net cash provided by (used in) financing activities	82,811	(190,665)	(50,539)	(1,738)	(160,131)

Effect of exchange rate changes	—	—	(6,272)	—	(6,272)

Net (decrease) increase in cash and cash equivalents	—	(21,754)	8,290	—	(13,464)
Cash and cash equivalents, beginning of period	—	63,341	48,159	—	111,500

Cash and cash equivalents, end of period	$—	$41,587	$56,449	$—	$98,036

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
For the Period from October 30, 2004 through December 31, 2004

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total
	(In thousands of dollars)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,422)	$1,439	$12,870	$7,529	$17,416

Cash flows from investing activities:
Capital expenditures	—	(929)	(862)	—	(1,791)
Acquisitions, net of cash	(1,125,148)	—	—	—	(1,125,148)

Net cash (used in) investing activities	(1,125,148)	(929)	(862)	—	(1,126,939)

Cash flows from financing activities:
Net change in debt	699,300	—	114,720	—	814,020
Change in intercompany accounts	17,168	69,668	(79,307)	(7,529)	—
Cash paid for debt issuance costs	(24,007)	(6,837)	(2,654)	—	(33,498)
Issuance of common units	437,109	—	—	—	437,109

Net cash provided by financing activities	1,129,570	62,631	32,427	(7,529)	1,217,631

Effect of exchange rate changes	—	—	3,392	—	3,392

Net increase in cash and cash equivalents	—	63,341	48,159	—	111,500
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$63,341	$48,159	$—	$111,500

CONDENSED COMBINING STATEMENT OF CASH FLOWS (PREDECESSOR)
For the Period from January 1 through October 29, 2004

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Combining
	Issuer	Entities	Entities	Adjustments	Total
	(In thousands of dollars)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$155,340	$(97,611)	$—	$57,729

Cash flows from investing activities:
Capital expenditures	—	(4,607)	(3,094)	—	(7,701)
Proceeds from sale of property, plant, and equipment	—	1,764	(7)	—	1,757
Proceeds from sale of marketable securities	—	1,037	—	—	1,037

Net cash (used in) investing activities	—	(1,806)	(3,101)	—	(4,907)

Cash flows from financing activities:
Net change in debt	—	—	(1,015)	—	(1,015)
Change in due to (from) unconsolidated affiliates	—	(161,320)	115,402	—	(45,918)
Dividends paid	—	10,610	(15,707)	—	(5,097)

Net cash (used in) provided by financing activities	—	(150,710)	98,680	—	(52,030)

Effect of exchange rate changes	—	—	1,930	—	1,930

Net increase (decrease) in cash and cash equivalents	—	2,824	(102)	—	2,722
Cash and cash equivalents, beginning of period	—	(156)	41,693	—	41,537

Cash and cash equivalents, end of period	$—	$2,668	$41,591	$—	$44,259

Dresser-Rand Group Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2006 and 2005, the period from October 29 through December 31, 2004 (Successor), and the period from January 1 through October 29, 2004 (Predecessor)
($ in thousands)

Successor

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/06	Expenses	Other Accounts		Deductions		12/31/2006

Allowance for Doubtful Accounts	$8,649	$771	$116		$3,422	(a)	$6,114
Valuation Allowance for Deferred Tax Asset	8,196	2,041	579	(b)	6,495	(c)	4,321

Notes:

(a)	- Impact of translation of ($432) and write-off of Bad Debts of $3,854.

(b)	- Impact of translation.

(c)	- Write-off of deferred tax assets.

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/05	Expenses	Other Accounts		Deductions		12/31/2005

Allowance for Doubtful Accounts	$14,569	$(242)	$792	(a)	$6,470	(b)	$8,649
Valuation Allowance for Deferred Tax Asset	11,993	(1,674)	(2,123	)(c)	—	(c)	8,196

Notes:

(a)	- Acquisitions

(b)	- Impact of translation of $502 and write-off of Bad Debts of $5,968.

(c)	- Impact of translation of ($134) and reduction of goodwill of ($1,989).

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	10/30/2004	Expenses	Other Accounts		Deductions		12/31/2004

Allowance for Doubtful Accounts	$14,483	$327	—		$241	(a)	$14,569
Valuation Allowance for Deferred Tax Asset	10,002	1,595	396	(b)	—		11,993

Notes:

(a)	- Impact of translation of ($420), write-off of Bad Debts of $120 and reclassification of allowance related to a partially owned equity company of $541.

(b)	- Impact of translation of $773 and reduction of goodwill of ($377).

Predecessor

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/2004	Expenses	Other Accounts		Deductions		10/29/2004

Allowance for Doubtful Accounts	$12,427	$3,139	—		$1,083	(a)	$14,483
Valuation Allowance for Deferred Tax Asset	6,091	3,897	14	(b)	—		10,002

Notes:

(a)	- Impact of translation of ($175) and write-off of Bad Debts of $1,258.

(b)	- Impact of translation.

S-1