Form 10-Q
period 2007-03-31
Dresser-Rand Group Inc.
filed 2007-05-02
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from                      to
Commission file number 001-32586
Dresser-Rand Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 W. Sam
Houston Parkway, N.
Houston, TX	77043

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of April 1, 2007, was 85,828,165.

DRESSER-RAND GROUP INC.

Page
PART I.FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Statement of Income for the three months ended March 31, 2007 and 2006	3

Consolidated Balance Sheet at March 31, 2007, and December 31, 2006	4

Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	5

Notes to Unaudited Consolidated Financial Statements at March 31, 2007	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3. Quantitative and Qualitative Disclosure about Market Risk	23

Item 4. Controls and Procedures	23-24

PART II.OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

Signatures	27-31

Exhibits	32

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; dollars in millions except per share amounts and shares in thousands)
PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	Three months ended March 31,
	2007	2006
Net sales of products	$242.1	$229.7
Net sales of services	72.3	61.9

Total revenues	314.4	291.6

Cost of products sold	173.3	180.3
Cost of services sold	49.5	44.3

Total cost of products and services sold	222.8	224.6

Gross profit	91.6	67.0
Selling and administrative expenses	55.5	46.5
Research and development expenses	3.1	2.1
Curtailment (gain)	—	(11.8)

Income from operations	33.0	30.2

Interest expense, net	(10.9)	(13.6)
Other income, net	2.3	1.9

Income before income taxes	24.4	18.5
Provision for income taxes	9.0	6.2

Net income	$15.4	$12.3

Net income per common share-basic and diluted	$0.18	$0.14

Weighted average shares outstanding-basic and diluted	85,459	85,445

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; dollars in millions, except per share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$200.1	$146.8
Accounts receivable, less allowance for doubtful accounts of $6.0 and $6.1 at 2007 and 2006	245.8	305.1
Inventories, net	193.9	183.0
Prepaid expenses	34.9	20.2
Deferred income taxes, net	9.9	13.9

Total current assets	684.6	669.0
Property, plant and equipment, net	220.9	223.1
Goodwill	415.5	410.5
Intangible assets, net	443.7	446.9
Other assets	19.5	21.8

Total assets	$1,784.2	$1,771.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$293.3	$303.7
Customer advance payments	189.8	137.4
Accrued income taxes payable	18.5	30.3
Loans payable	0.1	0.1

Total current liabilities	501.7	471.5
Deferred income taxes	31.5	26.5
Postemployment and other employee benefit liabilities	108.7	113.7
Long-term debt	456.5	505.6
Other noncurrent liabilities	24.1	22.1

Total liabilities	1,122.5	1,139.4

Commitments and contingencies (Notes 7 through 11)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 85,828,165 and 85,477,160 shares issued and outstanding, respectively	0.9	0.9
Additional paid-in capital	523.3	518.8
Retained earnings	138.4	123.1
Accumulated other comprehensive loss	(0.9)	(10.9)

Total stockholders’ equity	661.7	631.9

Total liabilities and stockholders’ equity	$1,784.2	$1,771.3

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; dollars in millions)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$15.4	$12.3
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	11.9	13.1
Stock-based compensation	4.5	0.4
Amortization of debt financing costs	1.8	2.0
Deferred income taxes	1.0	2.5
Provision for losses (net adjustments) on inventory	0.7	(0.1)
Curtailment gain	—	(11.8)
Working capital and other
Accounts receivable	60.6	49.0
Customer advances	51.7	(7.5)
Inventories	(10.9)	(36.4)
Accounts payable	(15.8)	(2.6)
Other	(13.5)	(8.4)

Net cash provided by operating activities	107.4	12.5

Cash flows from investing activities
Capital expenditures	(4.7)	(3.2)

Net cash (used in) investing activities	(4.7)	(3.2)

Cash flows from financing activities
Payments of long-term debt	(50.0)	(50.0)

Net cash (used in) financing activities	(50.0)	(50.0)

Effect of exchange rate changes on cash and cash equivalents	0.6	1.4

Net increase (decrease) in cash and cash equivalents	53.3	(39.3)
Cash and cash equivalents, beginning of the period	146.8	98.0

Cash and cash equivalents, end of period	$200.1	$58.7

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
1. Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, and other filings with the Securities and Exchange Commission. Operating results for the 2007 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
2. Adoption of new accounting standard
Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded during the three months ended March 31, 2007, as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.
3. Curtailment gain
On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement reduced certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain in the first quarter of 2006 of $11.8 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	March 31, 2007		Weighted	December 31, 2006
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$87.6	$5.2	40 years	$87.6	$4.6
Customer relationships	238.6	14.6	40 years	237.5	13.0
Software	30.5	7.4	10 years	30.5	6.6
Existing technology	126.6	12.4	25 years	126.6	11.1
Order backlog	—	—	15 months	26.3	26.3
Non-compete agreement	—	—	2 years	4.4	4.4

Total amortizable intangible assets	$483.3	$39.6		$512.9	$66.0

Amortization of intangible assets was $4.2 and $5.3 for the three months ended March 31, 2007 and 2006, respectively.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
The changes in goodwill for the three months ended March 31, 2007 were:

March 31
2007
Beginning balance	$410.5
Foreign currency translation adjustments	5.0

Ending balance	415.5

5. Inventories
Inventories were as follows:

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$120.8	$112.7
Work-in-process and finished goods	255.0	210.0

	375.8	322.7
Less progress payments	(181.9)	(139.7)

Total inventories	$193.9	$183.0

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
6. Property, plant and equipment
Property, plant and equipment was comprised of the following:

	March 31,	December 31,
	2007	2006
Land	$10.2	$10.2
Buildings and improvements	74.8	74.1
Machinery and equipment	197.9	195.7

	282.9	280.0
Less: Accumulated depreciation	(62.0)	(56.9)

Property, plant and equipment, net	$220.9	$223.1

7. Income taxes
Our estimated income tax provision for the three months ended March 31, 2007, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses which are not tax deductions, state and local taxes, lower tax rates in certain foreign tax jurisdictions, and the U.S. manufacturing tax deduction. Our estimated income tax provision for the three months ended March 31, 2006 resulted in an effective rate that differed from the U.S. Federal statutory rate of 35% principally because of lower tax rates in certain foreign tax jurisdictions, a deduction related to certain exports from the United States and state and local taxes.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
We began operations as a new entity on October 29, 2004, having been acquired by Dresser-Rand Holdings LLC, an affiliate of First Reserve Corporation. The acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values and deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any tax return of significance. Accordingly, we could be exposed to additional income and other taxes.
As of January 1, 2007, the Company had $1.6 of unrecognized tax benefits that, if recognized, would affect the estimated annual effective tax rate for 2007. These amounts are not expected to increase or decrease significantly during 2007. The Company estimates that $0.6 will be added to the total unrecognized tax benefits for 2007 transactions that would affect the estimated effective tax rate for 2007 if recognized. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax benefits as interest expense and any estimated tax penalties as operating expenses. Amounts accrued at January 1, 2007 are not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years
Brazil	2002 — 2006
Canada	2003 — 2006
France	2004 — 2006
Germany	2002 — 2006
India	2000 — 2006
Italy	2002 — 2006
Malaysia	1999 — 2006
Netherlands	2004 — 2006
Norway	1997 — 2006
United Kingdom	2004 — 2006
United States	2004 — 2006
Venezuela	2003 — 2006
Any material tax amounts due from examination of tax years prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.
8. Pension plans

	Three months ended March 31,
	2007	2006
Service cost	$1.7	$1.4
Interest cost	4.6	4.3
Expected return on plan assets	(5.4)	(5.0)
Net amortization of plan net losses	—	0.1

Net pension expense	$0.9	$0.8

9. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost for such plans are as follows:

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)

	Three months ended March 31,
	2007	2006
Service cost	$0.4	$0.5
Interest cost	0.6	0.6
Curtailment gain	—	(11.8)
Net amortization of prior service (credit)	(0.1)	—

Net periodic postretirement benefits cost (gain)	$0.9	$(10.7)

Effective February 1, 2007, prescription drug benefits were eliminated for all retired, Medicare eligible participants in the Dresser-Rand Company Welfare Plan formerly covered under a collective bargaining agreement at our Olean, New York facility. This change was treated as a negative plan amendment with a pro rata reduction in expense during 2007 and credit to Other Comprehensive Income at the date of amendment.
10. Commitments and contingencies (Pound sterling in millions)
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant sought damages of about £8.0 (approximately $15.7). Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately £1.8 ($3.5) or £0.2 ($0.3) in excess of amounts the Company previously recorded as an accrued liability for this litigation. The additional $0.3 was recorded as an expense during the three months ended March 31, 2007. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation and as a result, under U.K. laws, Maersk is now entitled to and has requested reimbursement of certain costs of £2.3 ($4.5) and interest, the maximum amount of which is calculated to be £0.9 ($1.8) at March 31, 2007. The Company plans to dispute the amount of costs claimed by Maersk and the resolution process could take several months, during which interest continues to accrue until the amounts are paid. Nevertheless, the Company recorded accrued liabilities for an additional £0.5 ($1.0) recorded as operating expenses and £0.5 ($1.0) recorded as interest expense during the three months ended March 31, 2007 as its estimate of the minimum amount that is probable that the Company will ultimately pay in regards to this litigation. However, in addition to interest that continues to accrue, it is reasonably possible that the trial costs and interest that the Company will ultimately be required to pay upon resolution could be the total cost requested of £2.3 ($4.5) and maximum interest calculated as of March 31, 2007 of £0.9 ($1.8) which would result in additional charges to expense totaling £2.2 ($4.3).
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
The following table represents the changes in the product warranty liability:

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)

	Three months ended March 31,
	2007	2006
Beginning balance	$23.4	$21.5
Provisions for warranties issued during the period	4.8	3.3
Adjustments to warranties issued in prior periods	1.0	0.7
Payments during period	(3.6)	(2.1)
Translation adjustments	0.2	0.3

Ending balance	$25.8	$23.7

12. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New Units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include certain corporate expenses, research and development expenses, and the curtailment gain. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangibles assets.

	Three months ended March 31,
	2007	2006
Revenues
New units	$114.3	$139.1
Aftermarket parts and services	200.1	152.5

Total Revenues	$314.4	$291.6

Operating Income
New units	$4.6	$(1.3)
Aftermarket parts and services	48.2	34.3
Unallocable	(19.8)	(2.8)

Total Operating Income	$33.0	$30.2

Depreciation and Amortization
New units	$5.0	$6.5
Aftermarket parts and services	6.9	6.6

Total Depreciation and Amortization	$11.9	$13.1

Total Assets (including Goodwill)
New units	$234.5	$249.2
Aftermarket parts and services	606.7	546.9
Unallocable	943.0	816.8

Total Assets	$1,784.2	$1,612.9

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
13. Stockholders’ equity
Changes in stockholders’ equity for three months ended March 31, 2007 were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income (Loss)	Total
At December 31, 2006	$0.9	$518.8	$123.1	$(10.9)	$631.9
Stock-based employee compensation		4.5			4.5
Adoption of FASB Interpretation No. 48			(0.1)		(0.1)
Net income			15.4		15.4
Other comprehensive income (loss)
Benefit plan amendment — net of tax				5.0	5.0
Foreign currency translation adjustment				5.0	5.0

At March 31, 2007	$0.9	$523.3	$138.4	$(0.9)	$661.7

The components of total comprehensive income are as follows:

	Three months ended March 31,
	2007	2006
Net income	$15.4	$12.3
Other comprehensive income:
Benefit plan amendment — net of tax	5.0	—
Foreign currency translation adjustment	5.0	8.2

Total comprehensive income	$25.4	$20.5

Effective February 1, 2007, prescription drug benefits were eliminated for all retired, Medicare eligible participants in the Dresser-Rand Company Welfare Plan formerly covered under a collective bargaining agreement at our Olean, New York facility. This change was treated as a plan amendment with a prorata reduction in expense during 2007 and credit to Other Comprehensive Income at the date of the amendment.
During the three months ended March 31, 2007, our Board of Directors granted options and stock appreciation rights involving 748,310 shares of common stock and granted a total of 425,955 shares of restricted stock or restricted stock units to employees under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan. These stock compensation arrangements vest over three to five year periods.
14. Subsequent Events
On April 5, 2007, the Company announced that it had acquired the Gimpel business from Tyco Flow Control, a reporting unit of Tyco International for approximately $8.0. Gimpel products include a line of trip, trip throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications and will be integrated into our steam new unit and aftermarket parts and services businesses.
15. Supplemental guarantor financial information
In 2004, the Company issued senior subordinated notes. The following subsidiaries, all of which are wholly owned, have guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.
The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three months ended March 31, 2007

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
and 2006, balance sheets as of March 31, 2007 and December 31, 2006, and statements of cash flows for the three months ended March 31, 2007 and 2006.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$216.5	$127.0	$(29.1)	$314.4
Cost of goods sold	—	153.0	91.1	(21.3)	222.8

Gross profit	—	63.5	35.9	(7.8)	91.6

Selling and administrative expenses	32.8	10.7	18.5	(6.5)	55.5
Research and development expenses	—	3.0	0.1	—	3.1

(Loss)income from operations	(32.8)	49.8	17.3	(1.3)	33.0

Equity earnings in affiliates	37.7	0.5	—	(38.2)	—
Interest (expense), net	(9.2)	—	(1.7)	—	(10.9)
Intercompany interest and fees	5.3	1.0	(6.3)	—	—
Other income (expense), net	0.2	(0.1)	2.2	—	2.3

Income before income taxes	1.2	51.2	11.5	(39.5)	24.4

(Benefit)provision for income taxes	(14.2)	19.1	4.1	—	9.0

Net income	$15.4	$32.1	$7.4	$(39.5)	$15.4

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$167.8	$154.8	$(31.0)	$291.6
Cost of goods sold		125.6	128.2	(29.2)	224.6

Gross profit	—	42.2	26.6	(1.8)	67.0

Selling and administrative expenses	0.4	29.8	16.6	(0.3)	46.5
Research and development expenses	—	2.1	—	—	2.1
Curtailment gain		(11.8)			(11.8)

(Loss)income from operations	(0.4)	22.1	10.0	(1.5)	30.2

Equity earnings in affiliates	18.0	1.6	—	(19.6)	—
Interest (expense), net	(12.5)	—	(1.1)	—	(13.6)
Intercompany interest and fees	1.4	3.7	(5.1)	—	—
Other income, net	1.3	0.3	0.3	—	1.9

Income before income taxes	7.8	27.7	4.1	(21.1)	18.5

(Benefit)provision for income taxes	(4.5)	9.2	1.5	—	6.2

Net income	$12.3	$18.5	$2.6	$(21.1)	$12.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$42.1	$—	$158.0	$—	$200.1
Accounts receivables net	0.2	123.2	122.4	—	245.8
Inventories, net (excluding advance payments)	—	139.8	64.4	(10.3)	193.9
Prepaids expenses and deferred income taxes	19.7	4.8	20.3	—	44.8

Total current assets	62.0	267.8	365.1	(10.3)	684.6

Investment in affiliates	1,281.1	60.6	—	(1,341.7)	—
Property, plant, and equipment, net	—	158.3	62.6	—	220.9
Intangible assets, net	—	462.9	396.3	—	859.2
Other assets	17.4	—	2.1	—	19.5

Total assets	$1,360.5	$949.6	$826.1	$(1,352.0)	$1,784.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$38.9	$248.4	$214.3	$—	$501.6
Loans payable	—	—	0.1	—	0.1

Total current liabilities	38.9	248.4	214.4	—	501.7

Long-term debt	382.2	—	74.3	—	456.5
Intercompany accounts, net	263.6	(426.4)	162.8	—	—
Other noncurrent liabilities	14.1	91.4	58.8	—	164.3

Total liabilities	698.8	(86.6)	510.3	—	1,122.5

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	660.8	1,036.2	315.8	(1,352.0)	660.8

Total stockholders’ equity	661.7	1,036.2	315.8	(1,352.0)	661.7

Total liabilities and stockholders’ equity	$1,360.5	$949.6	$826.1	$(1,352.0)	$1,784.2

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$37.0	$—	$109.8	$—	$146.8
Accounts receivables net	—	145.7	159.4	—	305.1
Inventories, net	—	133.3	58.7	(9.0)	183.0
Prepaid expenses and deferred income taxes	8.6	4.3	21.2	—	34.1

Total current assets	45.6	283.3	349.1	(9.0)	669.0

Investment in affiliates	1,232.9	59.4	—	(1,292.3)	—
Property, plant, and equipment, net	—	160.8	62.3	—	223.1
Intangible assets, net	—	466.6	390.8	—	857.4
Other assets	14.9	4.3	2.6	—	21.8

Total assets	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$22.4	$222.4	$226.6	$—	$471.4
Loans payable	—	—	0.1	—	0.1

Total current liabilities	22.4	222.4	226.7	—	471.5

Long-term debt	432.2	—	73.4	—	505.6
Intercompany accounts, net	197.9	(344.8)	146.9	—	—
Other noncurrent liabilities	9.0	99.0	54.3	—	162.3

Total liabilities	661.5	(23.4)	501.3	—	1,139.4

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	631.0	997.8	303.5	(1,301.3)	631.0

Total stockholders’ equity	631.9	997.8	303.5	(1,301.3)	631.9

Total liabilities and stockholders’ equity	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9.7)	$83.2	$32.6	$1.3	$107.4

Cash flows from investing activities:
Capital expenditures	(2.2)	(1.6)	(0.9)	—	(4.7)

Net cash used in investing activities	(2.2)	(1.6)	(0.9)	—	(4.7)

Cash flows from financing activities:
Net change in debt	(50.0)	—	—	—	(50.0)
Change in intercompany accounts	67.2	(81.6)	15.7	(1.3)	—

Net cash provided by (used in) financing activities	17.2	(81.6)	15.7	(1.3)	(50.0)

Effect of exchange rate changes	—	—	0.6	—	0.6

Net increase (decrease) in cash and equivalents	5.3	—	48.0	—	53.3
Cash and cash equivalents, beginning of period	36.9	—	109.9	—	146.8

Cash and cash equivalents, end of period	$42.2	$—	$157.9	$—	$200.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$21.8	$14.3	$(25.1)	$1.5	$12.5

Cash flows from investing activities:
Capital expenditures	—	(2.4)	(0.8)	—	(3.2)

Net cash used in investing activities	—	(2.4)	(0.8)	—	(3.2)

Cash flows from financing activities:
Net change in debt	(50.0)	—	—	—	(50.0)
Change in intercompany accounts	28.2	(45.7)	19.0	(1.5)	—

Net cash provided by (used in) financing activities	(21.8)	(45.7)	19.0	(1.5)	(50.0)

Effect of exchange rate changes	—	—	1.4	—	1.4

Net increase (decrease) in cash and equivalents	—	(33.8)	(5.5)	—	(39.3)
Cash and cash equivalents, beginning of period	—	41.6	56.4	—	98.0

Cash and cash equivalents, end of period	$—	$7.8	$50.9	$—	$58.7

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – (continued)
(dollars in millions)

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
Results of Operations
Three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Three months ended March31,		Three months ended March31,		Period to Period Change
	2007		2006		2006 to 2007	% Change
Statement of Operations Data:
Total revenues	$314.4	100.0%	$291.6	100.0%	$22.8	7.8%
Cost of goods sold	222.8	70.9	224.6	77.0	(1.8)	(0.8)%

Gross profit	91.6	29.1	67.0	23.0	24.6	36.7%
Selling and administrative expenses	55.5	17.6	46.5	15.9	9.0	19.4%
Research and development expenses	3.1	1.0	2.1	0.7	1.0	47.6%
Curtailment gain	—	—	(11.8)	(4.0)	11.8	NM

Operating income	33.0	10.5	30.2	10.4	2.8	9.3%
Interest (expense), net	(10.9)	(3.4)	(13.6)	(4.8)	2.7	(19.9)%
Other income (expense), net	2.3	0.7	1.9	0.7	0.4	21.1%

Income before income taxes	24.4	7.8	18.5	6.3	5.9	31.9%
Provision for income taxes	9.0	2.9	6.2	2.1	2.8	45.2%

Net income	$15.4	4.9%	$12.3	4.2%	$3.1	25.2%

Bookings	$425.6		$365.3		$60.3	16.5%

Backlog — ending	$1,380.6		$993.8		$386.8	38.9%

Overview. The energy markets continue to be driven by strong demand, inadequate production and refining capacity, and geopolitical risks. The fundamentals supporting higher prices currently appear to be structural and likely to persist for several years.
All three streams of the energy market are currently strong – upstream, midstream and downstream. In the upstream market, the number of floating production facilities including floating, production, offloading and storage vessels (FPSO) is currently expected to increase significantly over the next five years. The liquefied natural gas (LNG) market is currently expected to double capacity in the next decade.
In the midstream segment, nearly 40,000 miles of natural gas pipelines are currently planned for construction.
In recent years, the downstream refining market has been particularly strong in the U.S. because of clean fuel initiatives. More recently, there has been a significant movement toward increasing refining capacity worldwide. The forces propelling this movement are the mismatch of heavy sour crude conversion and refinery utilization rates that are at their highest levels in 25 years. The current industry view is that refinery capacity will increase by approximately 11 million barrels per day by 2010.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (continued)
(dollars in millions)
Total revenues. As discussed, the market for our products and services is currently very strong. Total revenues were $314.4 for the three months ended March 31, 2007, compared to $291.6 for the three months ended March 31, 2006. This is a $22.8 or 7.8% increase. The highly engineered nature of our worldwide products and services does not lend itself to measuring the impact of price, volume and mix on changes in our total revenues from quarter to quarter. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was up during 2007. Also, we have implemented price increases in excess of our cost increases across most of our products and services during 2007.
Cost of sales. Cost of sales was $222.8 for the three months ended March 31, 2007, compared to $224.6 for the three months ended March 31, 2006. As a percentage of revenues, cost of sales decreased to 70.9% in 2007 from 77.0% in 2006 principally due to the change in revenue mix. Lower margin New Units was 36.4% of total revenues in 2007 versus 47.7% in 2006. Cost of sales for 2007 also includes $2.6 to recognize the remaining fair value of service units granted certain members of management in connection with the acquisition of the Company by Dresser-Rand Holdings, LLC (Holdings) in 2004. Holdings granted a total of 2,692,500 service units and five tranches of exit units totaling 6,282,500 exit units in Holdings to certain members of the Company’s management, which permitted them to share in appreciation in the value of the Company’s shares. The service units were granted without any remuneration. The service units were to vest over a period of five years and had 10 year contractual terms. The fair value of each service unit was estimated on the date of grant using the Black-Scholes option valuation model and that total fair value was being amortized over the five year vesting period. During the three months ended March 31, 2007, Holdings sold its remaining ownership in the Company and made the final distribution to the holders of service units and exit units. Accordingly, since all amounts due the members of management under the service unit arrangements have been distributed to them by Holdings and no future service is required by the members of management holding service units to obtain value from the service units, the remaining previously unrecognized fair value of the service units as of March 31, 2007, of $3.4 was recognized as cost of sales ($2.6) and selling and administrative expenses ($0.8) consistent with the Company’s past allocation of these costs. Cost of sales for the three months ended March 31, 2007 also includes a provision for loss on litigation of $1.3. See Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements.
Gross profit. Gross profit was $91.6, or 29.1% of revenues, for the three months ended March 31, 2007, compared to $67.0, or 23.0% of revenues, for the three months ended March 31, 2006. These increases were attributable to the factors mentioned above.
Selling and administrative expenses. Selling and administrative expenses were $55.5 for the quarter ended March 31, 2007, compared to $46.5 for the quarter ended March 31, 2006. The $9.0 or 19.4% increase was attributed to higher expenses (1) to support the increased bookings and revenues; (2) to continue establishing corporate functions for the stand-alone company; and (3) for compliance with the Sarbanes-Oxley Act of 2002. Selling and administrative expenses as a percentage of revenues were 17.6% for the three months ended March 31, 2007 compared to 15.9% for the quarter ended March 31, 2006.
Research and development expenses. Total research and development expenses for the quarter ended March 31, 2007 were $3.1 compared to $2.1 for the quarter ended March 31, 2006. The $1.0 increase was from additional engineering staff hired to support the planned increase in research and development projects.
Operating income. Operating income was $33.0 for the three months ended March 31, 2007, compared to $30.2 for the three months ended March 31, 2006. The $2.8 increase was attributed primarily to increased revenues partially offset by higher selling and administrative expense. As a percentage of revenues, operating income for 2007 was 10.5% compared to 10.4% for 2006.
Interest expense, net. Interest expense, net was $10.9 for the three months ended March 31, 2007, compared to $13.6 for the three months ended March 31, 2006. Interest expense, net for 2007 included $1.0 of accrued interest recorded in connection with litigation, see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements, and $1.8 in amortization of deferred financing costs, of which $0.9 was accelerated amortization due to a early payments of $50.0 on long-term debt in the period. Amortization of deferred financing costs for 2006 was $2.0, including $1.1 from accelerated amortization related to early debt repayments.
Other income (expense), net. Other income, net was $2.3 for the three months ended March 31, 2007, compared to income, net of $1.9 for the three months ended March 31, 2006. The 2007 results included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility. Currency (losses) during 2007 amounted to $(0.1) compared to currency gains for 2006 of $1.5.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (continued)
(dollars in millions)
Provision for income taxes. Provision for income taxes was $9.0 for the three months ended March 31, 2007 and $6.2 for the three months ended March 31, 2006. Our estimated income tax provision for the three months ended March 31, 2007, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses which are not tax deductions, state and local taxes, lower tax rates in certain foreign tax jurisdictions and the United States manufacturing tax deduction. Our estimated income tax provision for the three months ended March 31, 2006 results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of lower tax rates in certain foreign tax jurisdictions, a deduction related to certain exports from the U.S. and state and local taxes. The 2007 estimated effective tax rate is slightly higher than in 2006 because a higher percentage of estimated income before income taxes was derived from U.S. operations.
Bookings and backlog. Bookings for the three months ended March 31, 2007 increased to $425.6 from $365.3 for the three months ended March 31, 2006. The increase was in the New Units segment. Backlog was $1,380.6 at March 31, 2007, compared to $993.8 at March 31, 2006. These increases reflect the strength of the markets that we serve.
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
Unallocable amounts represent expenses that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses, research and development expenses, and the curtailment gain.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (continued)
(dollars in millions)
Segment Analysis-three months ended March 31, 2007, compared to three months ended March 31, 2006.

					Period to Period Change
	Three months ended		Three months ended		2006 to
	March 31, 2007		March 31, 2006		2007	% Change
Statement of Segment Data:

Revenues
New units	$114.3	36.4%	$139.1	47.7%	$(24.8)	(17.8)%
Aftermarket parts and services	200.1	63.6%	152.5	52.3%	47.6	31.2%

Total revenues	$314.4	100.0%	$291.6	100.0%	$22.8	7.8%

Gross profit
New units	$16.7		$11.2		$5.5	49.1%
Aftermarket parts and services	74.9		55.8		19.1	34.2%

Total gross profit	$91.6		$67.0		$24.6	36.7%

Operating income
New units	$4.6		$(1.3)		$5.9	NM
Aftermarket parts and services	48.2		34.4		13.8	40.1%
Unallocated corporate expense	(19.8)		(2.9)		(16.9)	NM

Total operating income	$33.0		$30.2		$2.8	9.3%

Bookings
New units	$235.0		$165.5		$69.5	42.0%
Aftermarket parts and services	190.6		199.8		(9.2)	(4.6)%

Total bookings	$425.6		$365.3		$60.3	16.5%

Backlog — ending
New units	$1,104.4		$749.8		$354.6	47.3%
Aftermarket parts and services	276.2		244.0		32.2	13.2%

Total backlog	$1,380.6		$993.8		$386.8	38.9%

New Units
Revenues. New Units revenues were $114.3 for the three months ended March 31, 2007, compared to $139.1 for the three months ended March 31, 2006. The $24.8 or 17.8% decrease was attributable to two very large orders in 2006 sales for which there were no similar sized orders in 2007. Cycle times from order entry to completion for products in this segment typically range from six months or less to 15 months depending on the engineering and manufacturing complexity of the configuration and the lead time for critical components.
Gross profit. Gross profit was $16.7 for the three months ended March 31, 2007, compared to $11.2 for the three months ended March 31, 2006. Gross profit, as a percentage of segment revenues, was 14.6% for 2007 compared to 8.1% for 2006. These increases were primarily attributable to favorable pricing and costs in 2007 compared to 2006, and lower allocations of manufacturing overhead due to the change in the revenue mix. New Units were 36.4% of total revenues in 2007 compared to 47.7% in 2006.
Operating income. Operating income was $4.6 for the three months ended March 31, 2007, compared to a (loss) of $(1.3) for the three months ended March 31, 2006. As a percentage of segment revenues, operating income was 4.0% for 2007 compared to (0.9)% for 2006. Both increases are due to the factors cited above.
Bookings and Backlog. New Units bookings for the three months ended March 31, 2007 was $235.0 compared to $165.5 for the three months ended March 31, 2006. Backlog was $1,104.4 at March 31, 2007 compared to $749.8 at March 31, 2006. These increases are primarily due to continued strength in the energy markets we serve.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $200.1 for the three months ended March 31, 2007, compared to

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (continued)
(dollars in millions)
$152.5 for the three months ended March 31, 2006. First quarter 2007 sales were strong across all geographic regions. The $47.6 or 31.2% increase is attributable to higher backlog at the beginning of the quarter of $285.6 compared to $196.6 at the beginning of 2006. Elapsed time from order entry to completion in this segment typically ranges from 1 day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $74.9 for the three months ended March 31, 2007, compared to $55.8 for the three months ended March 31, 2006. Gross profit as a percentage of segment revenues was 37.4% for 2007 compared to 36.6% for 2006. These increases were attributed to increased revenues and improved margins due to price increase realizations, offset by higher allocations of manufacturing overhead due to the change in the revenue mix. Aftermarket Parts and Services was 63.6% of total revenues in 2007 compared to 52.3% in 2006.
Operating income. Operating income was $48.2 for the three months ended March 31, 2007, compared to $34.4 for the three months ended March 31, 2006. As a percentage of segment revenues, operating income was 24.1% for 2007 compared to 22.6% for 2006. The increases are due to the factors cited above.
Bookings and Backlog. Aftermarket parts and services bookings for the three months ended March 31, 2007 were $190.6 compared to $199.8 for the three months ended March 31, 2006. Aftermarket bookings have been adversely impacted by temporary changes in the procurement process approval cycle by a few major clients. Demand is still strong and we currently expect bookings to rebound during the balance of the year. Backlog was $276.2 as of March 31, 2007 compared to $244.0 at March 31, 2006.
Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended March 31, 2007, was $107.4 compared to $12.5 for the same period in 2006. The increase of $94.9 in net cash provided by operating activities was principally from changes in accounts receivable, inventories and customer advance payments, together with improved operating performance. Net cash flow from accounts receivable was $60.6 in the first three months of 2007 compared to the $49.0 for the first three months of 2006, as sales in the first quarter of each year were lower than sales of the immediately preceding quarter. Inventories, net increased $10.9 and customer advance payments increased $51.7 during the first three months of 2007 as a result of our increased backlog and our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Inventories increased $36.4 and customer advances decreased $7.5 during the first three months of 2006. Net income improved to $15.4 for the three months ended March 31, 2007 from $12.3 in the same period for 2006. Depreciation and amortization declined to $11.9 for the three months ended March 31, 2007 from $13.1 for the three months ended March 31, 2006 because certain intangible assets are now fully amortized. Non-cash, stock-based compensation increased to $4.5 for the three months ended March 31, 2007, from $0.4 for the three months ended March 31, 2006, principally from recognizing as expense the remaining unrecognized fair value of service units granted by our former owner, Dresser-Rand Holdings, LLC, to certain members of management as previously discussed.
Net cash used in investing activities was $4.7 for the three months ended March 31, 2007, compared to net cash used of $3.2 in the same period for 2006 for capital expenditures.
Net cash used in financing activities was $50.0 for both the three months ended March 31, 2007 and March 31, 2006, related to accelerated payments on long-term debt from available cash flow.
As of March 31, 2007, we had a cash balance of $200.1 and the ability to borrow $152.0 under our $350.0 senior secured revolving credit facility, as $198.0 was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
Recently adopted accounting standard
Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (continued)
(dollars in millions)
and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded during the three months ended March 31, 2007, as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (continued)
(dollars in millions)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Risk Factors
This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words "anticipates," "believes," "expects," "intends" and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:
•	material weaknesses in our internal control over financial reporting;

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	competition in our markets;

•	failure to complete or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	our ability to operate as a standalone company;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this report and as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

DRESSER-RAND GROUP INC.
OTHER INFORMATION – LEGAL PROCEEDINGS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars and pound sterling in millions)
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency loss was $0.1 for the three months ended March 31, 2007, compared to a net currency gain $1.5 for the three months ended March 31, 2006.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
We have interest rate risk related to the term loan portion of senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the affect of increasing interest expense by $0.9 annually, based on the outstanding principal balance at March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2007. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below.
In preparing our Exchange Act filings, including this Quarterly Report on Form 10-Q, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. Notwithstanding the material weakness described below, we believe our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result, we believe, and our Chief Executive Officer and Chief Financial Officer have certified to their knowledge, that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.
Material Weaknesses in Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations,

DRESSER-RAND GROUP INC.
OTHER INFORMATION — LEGAL PROCEEDINGS
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2007, we continued (a) to hire additional experienced information technology personnel, (b) to implement a new worldwide information technology system, (c) to hire additional and reassign experienced accounting personnel and (d) to improve the documentation of our worldwide accounting policies, processes and procedures. Except for the changes described in this paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We plan to continue implementing changes as required to remediate the above reported material weaknesses in internal control over financial reporting as of December 31, 2006.

DRESSER-RAND GROUP INC.
OTHER INFORMATION — LEGAL PROCEEDINGS
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS (dollars and pound sterling in millions)
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, is involved in litigation that was initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant sought damages of about £8.0 (approximately $15.7). Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately £1.8 ($3.5) or £0.2 ($0.3) in excess of amounts the Company previously recorded as an accrued liability for this litigation. The additional $0.3 was recorded as an expense during the three months ended March 31, 2007. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation and as a result, under U.K. laws, Maersk is now entitled to and has requested reimbursement of certain costs of £2.3 ($4.5) and interest, the maximum amount of which is calculated to be £0.9 ($1.8) at March 31, 2007. The Company plans to dispute the amount of costs claimed by Maersk and the resolution process could take several months during, which interest continues to accrue until the amounts are paid. Nevertheless, the Company recorded accrued liabilities for an additional £0.5 ($1.0) recorded as operating expenses and £0.5 ($1.0) recorded as interest expense during the three months ended March 31, 2007 as its estimate of the minimum amount that is probable that the Company will ultimately pay in regards to this litigation. However, in addition to interest that continues to accrue, it is reasonably possible that the trial costs and interest that the Company will ultimately be required to pay upon resolution could be the total cost requested of £2.3 ($4.5) and maximum interest calculated as of March 31, 2007 of £0.9 ($1.8) which would result in additional charges to expense totaling £2.2 ($4.3).
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

DRESSER-RAND GROUP INC.
OTHER INFORMATION – EXHIBITS
ITEM 6. EXHIBITS
The following exhibits are filed with this report:

Exhibit 3.1	Amended and restated Certificates of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 31.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, file No. 333-129963).

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, file No. 333-129963).

Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

DRESSER-RAND GROUP INC.
OTHER INFORMATION – SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.
Date: May 2, 2007	/s/Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer