Form 10-Q
period 2007-06-30
Dresser-Rand Group Inc.
filed 2007-07-31
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of July 25, 2007, was 85,818,925.

DRESSER- RAND GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Consolidated Statement of Income for the three months and six months ended June 30, 2007 and 2006	3
Consolidated Balance Sheet at June 30, 2007 and December 31, 2006	4
Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006	5
Notes to Unaudited Consolidated Financial Statements at June 30, 2007	6-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27
Item 3. Quantitative and Qualitative Disclosure about Market Risk	28
Item 4. Controls and Procedures	28-29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 6. Exhibits	31
Signatures	32-36
Exhibits	33-36
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DRESSER- RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; dollars in millions except per share amounts and shares in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales of products	$354.6	$349.6	$596.7	$579.2
Net sales of services	86.6	74.4	158.9	136.3

Total revenues	441.2	424.0	755.6	715.5

Cost of products sold	260.1	275.6	433.4	455.8
Cost of services sold	62.2	52.0	111.7	96.3

Total cost of products and services sold	322.3	327.6	545.1	552.1

Gross profit	118.9	96.4	210.5	163.4
Selling and administrative expenses (2006 amounts include $16.8 of stock based compensation — exit units)	66.2	66.0	121.8	112.5
Research and development expenses	2.6	3.2	5.7	5.3
Curtailment (gain)	—	—	—	(11.8)

Income from operations	50.1	27.2	83.0	57.4

Interest expense, net	(10.0)	(12.4)	(20.9)	(26.0)
Other income, net	1.3	4.1	3.7	6.0

Income before income taxes	41.4	18.9	65.8	37.4
Provision for income taxes	15.2	8.2	24.2	14.4

Net income	$26.2	$10.7	$41.6	$23.0

Net income per common share-basic and diluted	$0.31	$0.13	$0.49	$0.27

Weighted average shares outstanding-basic and diluted	85,465	85,447	85,462	85,446

See accompanying notes to unaudited consolidated financial statements.

DRESSER- RAND GROUP INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; dollars in millions except per share amounts)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$160.8	$146.8
Accounts receivable, less allowance for doubtful accounts of $6.1 at 2007 and 2006	256.6	305.1
Inventories, net	205.9	183.0
Prepaid expenses	26.5	20.2
Deferred income taxes	9.2	13.9

Total current assets	659.0	669.0

Property, plant and equipment, net	219.1	223.1
Goodwill	423.4	410.5
Intangible assets, net	444.3	446.9
Other assets	19.7	21.8

Total assets	$1,765.5	$1,771.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$303.5	$303.7
Customer advance payments	182.9	137.4
Accrued income taxes payable	15.0	30.3
Loans payable	0.1	0.1

Total current liabilities	501.5	471.5
Deferred income taxes	32.1	26.5
Postemployment and other employee benefit liabilities	110.2	113.7
Long-term debt	396.8	505.6
Other noncurrent liabilities	27.8	22.1

Total liabilities	1,068.4	1,139.4

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 85,817,455 and 85,477,160 shares issued and outstanding, respectively	0.9	0.9
Additional paid-in capital	524.7	518.8
Retained earnings	164.6	123.1
Accumulated other comprehensive income (loss)	6.9	(10.9)

Total stockholders’ equity	697.1	631.9

Total liabilities and stockholders’ equity	$1,765.5	$1,771.3

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; dollars in millions)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$41.6	$23.0
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	24.2	25.8
Stock-based compensation	5.7	17.7
Amortization of debt financing costs	3.7	2.9
Deferred income taxes	2.6	5.6
Provision for losses on inventory	0.6	0.1
Gain on sale of property, plant and equipment	(0.5)	—
Curtailment gain	—	(11.8)
Working capital and other
Accounts receivable	52.1	24.4
Customer advances	43.5	(9.5)
Accounts payable	3.7	(20.2)
Inventories	(16.6)	(33.8)
Other	(24.4)	(17.3)

Net cash provided by operating activities	136.2	6.9

Cash flows from investing activities
Capital expenditures	(8.6)	(8.7)
Acquisitions	(8.1)	—
Proceeds from sale of property, plant and equipment	0.6	—

Net cash (used in) investing activities	(16.1)	(8.7)

Cash flows from financing activities
Proceeds from exercise of stock options	0.2	—
Payments of long-term debt	(110.1)	(50.0)

Net cash (used in) financing activities	(109.9)	(50.0)

Effect of exchange rate changes on cash and cash equivalents	3.8	2.8

Net increase (decrease) in cash and cash equivalents	14.0	(49.0)
Cash and cash equivalents, beginning of the period	146.8	98.0

Cash and cash equivalents, end of period	$160.8	$49.0

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
1. Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, and other filings with the Securities and Exchange Commission. Operating results for the 2007 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
2. Adoption of new accounting standard
Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded during the six months ended June 30, 2007, as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.
3. Stock based compensation – exit units
On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permitted them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per unit and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4. The Company accounted for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have vested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company will recognize a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5. As a result, the first two tranches of exit units vested on that day and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8 during the three months ended June 30, 2006. This expense did not

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
require the use of any Company cash or the issuance of any Company stock.
4. Curtailment gain
On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement eliminated certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain in the first quarter of 2006 of $11.8 for the actuarial net present value of the estimated reduction in the future cash costs of the retiree health care benefits.
5. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	June 30, 2007		Weighted	December 31, 2006
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$88.6	$5.7	40 years	$87.6	$4.6
Customer relationships	242.4	16.7	39 years	237.5	13.0
Software	30.5	8.1	10 years	30.5	6.6
Existing technology	127.0	13.8	25 years	126.6	11.1
Order backlog	0.1	—	19 months	26.3	26.3
Non-compete agreement	—	—	2 years	4.4	4.4

Total amortizable intangible assets	$488.6	$44.3		$512.9	$66.0

Amortization of intangible assets was $4.4 and $8.6 for the three months and six months ended June 30, 2007, and $4.9 and $10.2 for the three months and six months ended June 30, 2006.
The changes in goodwill for the six months ended June 30, 2007 were:

June 30,
2007
Beginning balance	$410.5
Foreign currency translation adjustments	12.9

Ending balance	$423.4

6. Inventories
Inventories were as follows:

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$127.1	$112.7
Work-in-process and finished goods	270.0	210.0

	397.1	322.7
Less progress payments	(191.2)	(139.7)

Total inventories	$205.9	$183.0

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
7. Property, plant and equipment
Property, plant and equipment was comprised of the following:

	June 30	December 31,
	2007	2006
Land	$10.3	$10.2
Buildings and improvements	78.6	74.1
Machinery and equipment	202.1	195.7

	291.0	280.0
Less:Accumulated depreciation	(71.9)	(56.9)

Property, plant and equipment, net	$219.1	$223.1

8. Income taxes
Our estimated income tax provision for the three and six months ended June 30, 2007, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses which are not tax deductions, state and local taxes, lower tax rates in certain foreign tax jurisdictions, and the U.S. manufacturing tax deduction.
Our estimated income tax provision for the six months ended June 30, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of the non-cash $16.8 stock based compensation – exit units expense which is not tax deductible, state and local income taxes, lower tax rates in certain foreign jurisdictions and a deduction related to certain exports from the United States. Our income tax provision for the three months ended June 30, 2006, results from the difference between the required provision for the six months ended June 30, 2006, and that previously provided for the three months ended March 31, 2006. The $16.8 non-cash expense for stock based compensation – exit units was not included in the estimated effective tax rate for the year 2006 used to provide income taxes for the three months ended March 31, 2006, because the exit units had not vested at that time.
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
As of January 1, 2007, the Company had $1.6 of unrecognized tax benefits that, if recognized, would affect the estimated annual effective tax rate for 2007. These amounts are not expected to increase or decrease significantly during 2007. The Company estimates that $1.3 will be added to the total unrecognized tax benefits for 2007 transactions that would affect the estimated effective tax rate for 2007 if recognized. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax benefits as interest expense and any estimated tax penalties as operating expenses. Amounts accrued at January 1, 2007 are not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years
Brazil	2002 - 2006
Canada	2003 - 2006
France	2004 - 2006

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)

Jurisdiction	Open Years
Germany	2002 - 2006
India	2000 - 2006
Italy	2002 - 2006
Malaysia	1999 - 2006
Netherlands	2004 - 2006
Norway	1997 - 2006
United Kingdom	2004 - 2006
United States	2004 - 2006
Venezuela	2003 - 2006
Any material tax amounts due from examination of tax years prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.
9. Pension plans
The components of net periodic pension cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$1.8	$1.5	$3.5	$2.9
Interest cost	4.6	4.4	9.2	8.7
Expected return on plan assets	(5.5)	(5.0)	(10.9)	(10.0)
Net amortization of plan net losses	—	—	—	0.1

Net pension expense	$0.9	$0.9	$1.8	$1.7

10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost for such plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$0.4	$0.4	$0.8	$0.9
Interest cost	0.6	0.6	1.2	1.2
Curtailment gain	—	—	—	(11.8)
Net amortization of prior service (credit)	(0.2)	—	(0.3)	—

Net periodic postretirement benefits cost (gain)	$0.8	$1.0	$1.7	$(9.7)

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
11. Commitments and contingencies (£ in millions)
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, was involved in litigation that was initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant sought damages of about £8.0 (approximately $16.0). Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately £1.8 ($3.5) or £0.2 ($0.3) in excess of amounts the Company previously recorded as an accrued liability for this litigation, including £0.6 ($1.1) recorded during the six months ended June 30, 2006. The

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
additional £0.2 ($0.3) was recorded as an expense during the three months ended March 31, 2007. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation. As a result, under U.K. laws, Maersk is entitled to and requested reimbursement of certain costs of £2.3 ($4.5) plus interest thereon and interest on the award. The Company planned to dispute the amount of costs claimed by Maersk and recorded accrued liabilities for an additional £1.0 ($2.0) of which £0.5 ($1.0) was recorded as operating expenses and £0.5 ($1.0) was recorded as interest expense during the three months ended March 31, 2007 as its estimate of the minimum amount that was probable that the Company would ultimately pay in regards to this litigation.
On further review of the facts and circumstances during the three months ended June 30, 2007, the Company reached full and final settlement of all costs and interests with Maersk Oil UK Limited that resulted in additional charges being recorded by the Company during the three months ended June 30, 2007 of £2.1 ($4.2) of which £1.5 ($3.0) was recorded as operating expense and £0.6 ($1.2) was recorded as interest expense. The total charges recorded during the six months ended June 30, 2007 related to resolving this litigation was £3.3 ($6.6) of which £2.2 ($4.4) was recorded as operating expense and £1.1 ($2.2) was recorded as interest expense.
We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.
12. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Six months ended June 30,
	2007	2006
Beginning balance	$23.4	$21.5
Provisions for warranties issued during the period	9.9	7.8
Adjustments to warranties issued in prior periods	(0.1)	0.8
Payments during period	(7.9)	(7.3)
Foreign currency translation adjustments	0.6	1.0

Ending balance	$25.9	$23.8

13. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New Units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include certain corporate expenses, research and development expenses, stock based compensation- exit units and the curtailment gain. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.
Segment results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
New units	$232.2	$248.3	$346.6	$387.3
Aftermarket parts and services	209.0	175.7	409.0	328.2

Total Revenues	$441.2	$424.0	$755.6	$715.5

Operating Income
New units	$17.4	$14.6	$22.0	$13.3
Aftermarket parts and services	52.0	45.5	100.1	79.8
Unallocable	(19.3)	(32.9)	(39.1)	(35.7)

Total Operating Income	$50.1	$27.2	$83.0	$57.4

Depreciation and Amortization
New units	$7.2	$8.3	$12.2	$14.8
Aftermarket parts and services	5.1	4.4	12.0	11.0

Total Depreciation and Amortization	$12.3	$12.7	$24.2	$25.8

Total Assets (including Goodwill)
New units	$251.7	$276.9	$251.7	$276.9
Aftermarket parts and services	626.1	560.6	626.1	560.6
Unallocable	887.7	802.2	887.7	802.2

Total Assets	$1,765.5	$1,639.7	$1,765.5	$1,639.7

14. Stockholders’ equity
Changes in stockholders’ equity for six months ended June 30, 2007 were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income (Loss)	Total
At December 31, 2006	$0.9	$518.8	$123.1	$(10.9)	$631.9

Stock based employee compensation	—	5.9	—	—	5.9
Adoption of FASB Interpretation No. 48	—	—	(0.1)	—	(0.1)
Net income	—	—	41.6	—	41.6
Other comprehensive income
Benefit plan amendment — net of tax	—	—	—	5.0	5.0
Foreign currency translation adjustment	—	—	—	12.8	12.8

At June 30, 2007	$0.9	$524.7	$164.6	$6.9	$697.1

The components of total comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$26.2	$10.7	$41.6	$23.0
Other comprehensive income:
Benefit plan amendment — net of tax	—	—	5.0	—
Minimum pension liability — net of tax	—	(0.1)	—	(0.1)
Foreign currency translation adjustment	7.8	5.2	12.8	13.4

Total comprehensive income	$34.0	$15.8	$59.4	$36.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
Effective February 1, 2007, prescription drug benefits were eliminated for all retired, Medicare eligible participants in the Dresser-Rand Company Welfare Plan formerly covered under a collective bargaining agreement at our Olean, New York facility. This change was treated as a plan amendment with a pro rata reduction in expense during 2007 and credit to Other Comprehensive Income at the date of the amendment.
During the six months ended June 30, 2007, our Board of Directors granted options and stock appreciation rights involving 758,810 shares of common stock and granted a total of 431,795 shares of restricted stock and restricted stock units to employees under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan. These stock compensation arrangements vest over three to five year periods.
15. Acquisition
On April 5, 2007, the Company acquired the Gimpel business from Tyco Flow Control, a reporting unit of Tyco International for approximately $8.1 including about $0.1 of acquisition costs. Gimpel products include a line of trip, trip throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications and will be integrated into our steam new unit and aftermarket parts and services businesses.
The acquisition price was allocated to the assets acquired as follows:

Inventory	$4.6
Property, plant and equipment	0.5
Amortizable intangible assets	3.0

Cash paid — net	$8.1

Pro forma financial information, assuming that Gimpel had been acquired at January 1, 2007, has not been presented because the effect on our results for the three months and the six months ended June 30, 2007 was not considered material. Gimpel results have been included in our consolidated financial results since April 5, 2007, and were not material to the results of operations for the three months and the six months ended June 30, 2007 and 2006.
16. Supplemental guarantor financial information
In 2004, the Company issued senior subordinated notes. The following subsidiaries, all of which are wholly owned, have guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.
The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three months and the six months ended June 30, 2007 and 2006, balance sheets as of June 30, 2007 and December 31, 2006, and statements of cash flows for the six months ended June 30, 2007 and 2006.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$269.2	$199.9	$(27.9)	$441.2
Cost of sales	—	201.6	146.8	(26.1)	322.3

Gross profit	—	67.6	53.1	(1.8)	118.9

Selling and administrative expenses	31.2	13.2	26.9	(5.1)	66.2
Research and development expenses	—	2.5	0.1	—	2.6

(Loss) income from operations	(31.2)	51.9	26.1	3.3	50.1

Equity earnings (losses) in affiliates	45.3	(0.4)	—	(44.9)	—
Interest (expense), net	(8.6)	—	(1.4)	—	(10.0)
Intercompany interest and fees	9.8	1.0	(10.8)	—	—
Other income (expense), net	2.2	(0.9)	—	—	1.3

Income before income taxes	17.5	51.6	13.9	(41.6)	41.4

(Benefit) provision for income taxes	(8.7)	19.1	4.8	—	15.2

Net income	$26.2	$32.5	$9.1	$(41.6)	$26.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$221.6	$238.0	$(35.6)	$424.0
Cost of sales	—	171.9	190.6	(34.9)	327.6

Gross profit	—	49.7	47.4	(0.7)	96.4

Selling and administrative expenses	17.3	31.7	17.4	(0.4)	66.0
Research and development expenses	—	3.2	—	—	3.2

(Loss) income from operations	(17.3)	14.8	30.0	(0.3)	27.2

Equity earnings in affiliates	34.5	4.0	—	(38.5)	—
Interest (expense), net	(10.6)	(0.5)	(1.3)	—	(12.4)
Intercompany interest and fees	(14.8)	22.1	(7.3)	—	—
Other income (expense), net	3.2	(0.3)	1.2	—	4.1

Income before income taxes	(5.0)	40.1	22.6	(38.8)	18.9

(Benefit) provision for income taxes	(15.7)	16.5	7.4	—	8.2

Net income	$10.7	$23.6	$15.2	$(38.8)	$10.7

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$485.7	$326.9	$(57.0)	$755.6
Cost of sales	—	354.6	237.9	(47.4)	545.1

Gross profit	—	131.1	89.0	(9.6)	210.5

Selling and administrative expenses	64.0	23.9	45.5	(11.6)	121.8
Research and development expenses	—	5.5	0.2	—	5.7

(Loss) income from operations	(64.0)	101.7	43.3	2.0	83.0

Equity earnings in affiliates	82.9	0.2	—	(83.1)	—
Interest (expense), net	(17.8)	—	(3.1)	—	(20.9)
Intercompany interest and fees	15.2	2.0	(17.2)	—	—
Other income (expense), net	2.4	(1.0)	2.3	—	3.7

Income before income taxes	18.7	102.9	25.3	(81.1)	65.8

(Benefit) provision for income taxes	(22.9)	38.3	8.8	—	24.2

Net income	$41.6	$64.6	$16.5	$(81.1)	$41.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$389.4	$392.8	$(66.7)	$715.5
Cost of sales	—	297.5	318.8	(64.2)	552.1

Gross profit	—	91.9	74.0	(2.5)	163.4

Selling and administrative expenses	17.6	61.6	34.0	(0.7)	112.5
Research and development expenses	—	5.3	—	—	5.3
Curtailment Gain	—	(11.8)	—	—	(11.8)

(Loss) income from operations	(17.6)	36.8	40.0	(1.8)	57.4

Equity earnings in affiliates	52.6	5.6	—	(58.2)	—
Interest (expense), net	(23.2)	(0.3)	(2.5)	—	(26.0)
Intercompany interest and fees	(13.4)	25.8	(12.4)	—	—
Other income, net	4.4	—	1.6	—	6.0

Income before income taxes	2.8	67.9	26.7	(60.0)	37.4

(Benefit) provision for income taxes	(20.2)	25.8	8.8	—	14.4

Net income	$23.0	$42.1	$17.9	$(60.0)	$23.0

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$39.1	$—	$121.7	$—	$160.8
Accounts receivable, net	0.3	127.5	128.8	—	256.6
Inventories, net	—	164.9	48.0	(7.0)	205.9
Prepaid expenses and deferred income taxes	15.0	4.6	16.1	—	35.7

Total current assets	54.4	297.0	314.6	(7.0)	659.0

Investment in affiliates	1,334.3	65.7	—	(1,400.0)	—
Property, plant, and equipment, net	—	155.6	63.5	—	219.1
Intangible assets, net	—	462.1	405.6	—	867.7
Other assets	16.5	—	3.2	—	19.7

Total assets	$1,405.2	$980.4	$786.9	$(1,407.0)	$1,765.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$6.4	$291.5	$203.5	$—	$501.4
Loans payable	—	—	0.1	—	0.1

Total current liabilities	6.4	291.5	203.6	—	501.5

Long-term debt	370.0	—	26.8	—	396.8
Intercompany accounts, net	320.3	(454.4)	134.1	—	—
Other noncurrent liabilities	11.4	97.1	61.6	—	170.1

Total liabilities	708.1	(65.8)	426.1	—	1,068.4

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	696.2	1,046.2	360.8	(1,407.0)	696.2

Total stockholders’ equity	697.1	1,046.2	360.8	(1,407.0)	697.1

Total liabilities and stockholders’ equity	$1,405.2	$980.4	$786.9	$(1,407.0)	$1,765.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$37.0	$—	$109.8	$—	$146.8
Accounts receivable, net	—	145.7	159.4	—	305.1
Inventories, net	—	133.3	58.7	(9.0)	183.0
Prepaid expenses and deferred income taxes	8.6	4.3	21.2	—	34.1

Total current assets	45.6	283.3	349.1	(9.0)	669.0

Investment in affiliates	1,232.9	59.4	—	(1,292.3)	—
Property, plant, and equipment, net	—	160.8	62.3	—	223.1
Intangible assets, net	—	466.6	390.8	—	857.4
Other assets	14.9	4.3	2.6	—	21.8

Total assets	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$22.4	$222.4	$226.6	$—	$471.4
Loans payable	—	—	0.1	—	0.1

Total current liabilities	22.4	222.4	226.7	—	471.5

Long-term debt	432.2	—	73.4	—	505.6
Intercompany accounts, net	197.9	(344.8)	146.9	—	—
Other noncurrent liabilities	9.0	99.0	54.3	—	162.3

Total liabilities	661.5	(23.4)	501.3	—	1,139.4

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	631.0	997.8	303.5	(1,301.3)	631.0

Total stockholders’ equity	631.9	997.8	303.5	(1,301.3)	631.9

Total liabilities and stockholders’ equity	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per unit amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(54.2)	$150.4	$41.9	$(1.9)	$136.2

Cash flows from investing activities:
Capital expenditures	(2.2)	(4.8)	(1.6)	—	(8.6)
Proceeds from sale of property, plant and equipment	—	0.1	0.5	—	0.6
Acquisitions	(8.1)	—	—	—	(8.1)

Net cash (used in) investing activities	(10.3)	(4.7)	(1.1)	—	(16.1)

Cash flows from financing activities:
Net change in debt	(62.2)	—	(47.9)	—	(110.1)
Proceeds from exercise of options	0.2	—	—	—	0.2
Change in intercompany accounts	128.6	(145.7)	15.2	1.9	—

Net cash provided by (used in) financing activities	66.6	(145.7)	(32.7)	1.9	(109.9)

Effect of exchange rate changes	—	—	3.8	—	3.8

Net increase in cash and equivalents	2.1	—	11.9	—	14.0
Cash and cash equivalents, beginning of period	37.0	—	109.8	—	146.8

Cash and cash equivalents, end of period	$39.1	$—	$121.7	$—	$160.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(33.8)	$72.8	$(25.1)	$(7.0)	$6.9

Cash flows from investing activities:
Capital expenditures	—	(7.2)	(1.5)	—	(8.7)

Net cash (used in) investing activities	—	(7.2)	(1.5)	—	(8.7)

Cash flows from financing activities:
Net change in debt	(50.0)	—	—	—	(50.0)
Change in intercompany accounts	83.8	(107.1)	25.1	(1.8)	—

Net cash provided by (used in) financing activities	33.8	(107.1)	25.1	(1.8)	(50.0)

Effect of exchange rate changes	—	—	2.8	—	2.8

Net (decrease) increase in cash and equivalents	—	(41.5)	1.3	(8.8)	(49.0)
Cash and cash equivalents, beginning of period	—	41.5	56.5	—	98.0

Cash and cash equivalents, end of period	$—	$—	$57.8	$(8.8)	$49.0

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per unit amounts)
Overview
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
The energy markets continue to be driven by strong demand, inadequate production and refining capacity, and geopolitical risks. The fundamentals supporting higher prices appear to be structural and likely to persist for several years.
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
Results of Operations
Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended		Three months ended		Period to Period Change
	June 30, 2007		June 30, 2006		2006 to 2007	% Change
Statement of Operations Data:

Total revenues	$441.2	100.0%	$424.0	100.0%	$17.2	4.1%
Cost of sales	322.3	73.1	327.6	77.3	(5.3)	(1.6)%

Gross profit	118.9	26.9	96.4	22.7	22.5	23.3%
Selling and administrative expenses	66.2	15.0	66.0	15.6	0.2	0.3%
Research and development expenses	2.6	0.5	3.2	0.8	(0.6)	(18.8)%

Operating income	50.1	11.4	27.2	6.4	22.9	84.2%
Interest (expense), net	(10.0)	(2.3)	(12.4)	(2.9)	2.4	(19.4)%
Other income, net	1.3	0.3	4.1	1.0	(2.8)	(68.3)%

Income before income taxes	41.4	9.4	18.9	4.5	22.5	119.0%
Provision for income taxes	15.2	3.5	8.2	2.0	7.0	85.4%

Net income	$26.2	5.9%	$10.7	2.5%	$15.5	144.9%

Bookings	$659.2		$434.1		$225.1	51.9%

Backlog — ending	$1,612.5		$1,013.1		$599.4	59.2%

Total revenues. Total revenues were $441.2 for the three months ended June 30, 2007, compared to $424.0 for the three

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
months ended June 30, 2006, an increase of $17.2 or 4.1%. The Aftermarket segment revenues increased, while the New Unit segment revenues decreased. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was up during 2007. Also, we have implemented price increases in excess of our cost increases across most of our products and services during 2007.
Cost of sales. Cost of sales was $322.3 for the three months ended June 30, 2007, compared to $327.6 for the three months ended June 30, 2006. As a percentage of revenues, cost of sales decreased to 73.1% for 2007 from 77.3% for 2006 principally due to change in revenue mix. Lower margin New Units was 52.6% of total revenues in 2007 versus 58.6% in 2006. Cost of sales for the three months ended June 30, 2007 also includes a provision for loss on litigation of $3.0. See Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements.
  Gross profit. Gross profit was $118.9 or 26.9% of revenues for the three months ended June 30, 2007, compared to $96.4, or 22.7% of revenues for the three months ended June 30, 2006. These increases were attributable to the factors mentioned above.
Selling and administrative expenses. Selling and administrative expenses were $66.2 for the three months ended June 30, 2007, compared to $66.0 for the three months ended June 30, 2006, an increase of $0.2. However, 2006 included stock based compensation- exit units expense of $16.8. The net increase is attributable to higher expense (1) to support the increased business volume; (2) to continue establishing corporate function for the stand-alone company; and (3) for compliance with the Sarbanes-Oxley Act that is being incurred earlier in 2007 than 2006, offset by the absence of any stock based compensation-exit units in 2006.
Stock based compensation – exit units. On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4. The Company accounted for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have vested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company will recognize a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5. As a result, the first two tranches of exit units vested on that day and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
This expense did not require the use of any Company cash or the issuance of any Company stock.
Research and development expenses. Total research and development expenses for the three months ended June 30, 2007 were $2.6 compared to $3.2 for the three months ended June 30, 2006. The $0.6 decrease was a function of timing of spending on major projects as the second half expenditures are expected to increase in 2007 over 2006.
Operating income. Operating income was $50.1 for the three months ended June 30, 2007, compared to $27.2 for the three months ended June 30, 2006. The $22.9 increase is primarily due to gross profit as discussed above. As a percentage of revenues, operating income for 2007 was 11.4% compared to 6.4% for 2006. These increases are due to the factors mentioned above.
Interest expense, net. Interest expense, net was $10.0 for the three months ended June 30, 2007, compared to $12.4 for the three months ended June 30, 2006. Interest expense, net for 2007 included $1.9 in amortization of deferred financing costs, of which $1.1 was accelerated amortization due to an early reduction of $60.1 in long-term debt in the period. 2007 also included interest related to the Maersk litigation totaling $1.2 as described in Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements. Amortization of deferred financing costs for 2006 was $0.9, which did not include any accelerated amortization from early debt payments.
Other income (expense), net. Other income, net was $1.3 for the three months ended June 30, 2007, compared to other income, net of $4.1 for the three months ended June 30, 2006. There were currency gains during 2007 amounting to $1.4 compared to currency gains for 2006 of $3.8.
Provision for income taxes. Provision for income taxes was $15.2 for the three months ended June 30, 2007 and $8.2 for the three months ended June 30, 2006. Our income tax provision for the three months ended June 30, 2007 results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of lower tax rates in certain foreign tax jurisdictions and the United States manufacturing tax deduction net of certain expenses which are not a tax deduction and state and local taxes.
Our income tax provision for the three months ended June 30, 2006, results from the difference between the required provision for the six months ended June 30, 2006, and that previously provided for the three months ended March 31, 2006. The $16.8 non-cash expense for stock based compensation – exit units was not included in the estimated effective tax rate for the year 2006 used to provide income taxes for the three months ended March 31, 2006, because the exit units had not vested at that time.
Bookings and backlog. Bookings for the three months ended June 30, 2007 increased to $659.2 from $434.1 for the three months ended June 30, 2006. The increase was in the New Units segment. Backlog was $1,612.5 at June 30, 2007, compared to $1,013.1 at June 30, 2006. These increases reflect the strength of the markets that we serve.
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
Unallocable amounts represent expenses that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses, stock based compensation – exit units, research and development expenses and the curtailment gain.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Segment Analysis – three months ended June 30, 2007, compared to three months ended June 30, 2006

					Period to Period Change
	Three months ended		Three months ended		2006 to
	June 30, 2007		June 30, 2006		2007	% Change
Statement of Segment Data:
Revenues
New units	$232.2	52.6%	$248.3	58.6%	$(16.1)	(6.5)%
Aftermarket parts and services	209.0	47.4%	175.7	41.4%	33.3	19.0%

Total revenues	$441.2	100.0%	$424.0	100.0%	$17.2	4.1%

Gross profit
New units	$39.6		$30.7		$8.9	29.0%
Aftermarket parts and services	79.3		65.7		13.6	20.7%

Total gross profit	$118.9		$96.4		$22.5	23.3%

Operating income
New units	$17.4		$14.6		$2.8	19.2%
Aftermarket parts and services	52.0		45.5		6.5	14.3%
Unallocated expense	(19.3)		(32.9)		13.6	(41.3)%

Total operating income	$50.1		$27.2		$22.9	84.2%

Bookings
New units	$452.9		$232.2		$220.7	95.0%
Aftermarket parts and services	206.3		201.9		4.4	2.2%

Total bookings	$659.2		$434.1		$225.1	51.9%

Backlog — ending
New units	$1,335.2		$739.5		$595.7	80.6%
Aftermarket parts and services	277.3		273.6		3.7	1.4%

Total backlog	$1,612.5		$1,013.1		$599.4	59.2%

New Units
     Revenues. New Units revenues were $232.2 for the three months ended June 30, 2007, compared to $248.3 for the three months ended June 30, 2006. The $16.1, 6.5% decrease was principally because of seven projects in excess of $10 shipping in 2006 compared to three such projects in 2007. Cycle times from order entry to completion for products in this segment typically range from six months to 15 months depending on the engineering and manufacturing complexity of the configuration and the lead time for critical components.
     Gross profit. Gross profit was $39.6 for the three months ended June 30, 2007, compared to $30.7 for the three months ended June 30, 2006. Gross profit, as a percentage of segment revenues, was 17.1% for 2007 compared to 12.4% for 2006. These increases were primarily attributable to favorable price realization in 2007 compared to 2006 and lower allocations of manufacturing overhead due to the change in revenue mix, as New Units were 52.6% of total revenues in 2007 versus 58.6% in 2006.
     Operating income. Operating income was $17.4 for the three months ended June 30, 2007, compared to $14.6 for the three months ended June 30, 2006. As a percentage of segment revenues, operating income was 7.5% for 2007 compared to 5.9% for 2006. Both increases were due to the factors mentioned above.
     Bookings and Backlog. New Units bookings for the three months ended June 30, 2007 was $452.9, compared to $232.2 for the three months

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ended June 30, 2006. Backlog was $1,335.2 at June 30, 2007 compared to $739.5 at June 30, 2006. These increases were primarily due to continued strength in the energy markets we serve and include a very large order for the British Petroleum Skarv FPSO project in the North Sea that was booked during the three months ended June 30, 2007.
Aftermarket Parts and Services
     Revenues. Aftermarket parts and services revenues were $209.0 for the three months ended June 30, 2007, compared to $175.7 for the three months ended June 30, 2006. The $33.3, 19.0% increase was attributable to higher backlog at the beginning of the three months of $276.1 at March 31, 2007, compared to $244.0 at March 31, 2006. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
     Gross profit. Gross profit was $79.3 for the three months ended June 30, 2007, compared to $65.7 for the three months ended June 30, 2006. Gross profit, as a percentage of segment revenues was 37.9% for 2007 compared to 37.4% for 2006. These increases were attributed principally to price increase realizations, partially offset by higher allocations of manufacturing overhead due to the change in the revenue mix, as Aftermarket Parts and Services was 47.4% of total revenues in 2007 compared to 41.4% in 2006.
     Operating income. Operating income was $52.0 for the three months ended June 30, 2007, compared to $45.5 for the three months ended June 30, 2006. As a percentage of segment revenues, operating income was 24.9% for 2007 compared to 25.9% for 2006. The dollar increases were due to the factors cited above, while the percentage reduction was due to the change in the revenue mix mentioned previously.
     Bookings and Backlog. Aftermarket parts and services bookings for the three months ended June 30, 2007 were $206.3, compared to $201.9 for the three months ended June 30, 2006. In 2007, Aftermarket continues to be adversely, but temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers. Backlog was $277.3 as of June 30, 2007 compared to $273.6 at June 30, 2006.
Results of Operations
Six Months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended		Six months ended		Period to Period Change
	June 30, 2007		June 30, 2006		2006 to 2007	% Change
Statement of Operations Data:
Total revenues	$755.6	100.0%	$715.5	100.0%	$40.1	5.6%
Cost of sales	545.1	72.1	552.1	77.2	(7.0)	(1.3)%

Gross profit	210.5	27.9	163.4	22.8	47.1	28.8%
Selling and administrative expenses	121.8	16.1	112.5	15.7	9.3	8.3%
Research and development expenses	5.7	0.8	5.3	0.7	0.4	7.5%
Curtailment gain	—	—	(11.8)	(1.6)	11.8	NM

Operating income	83.0	11.0	57.4	8.0	25.6	44.6%
Interest (expense), net	(20.9)	(2.8)	(26.0)	(3.6)	5.1	(19.6)%
Other income, net	3.7	0.5	6.0	0.8	(2.3)	NM

Income before income taxes	65.8	8.7	37.4	5.2	28.4	75.9%
Provision for income taxes	24.2	3.2	14.4	2.0	9.8	68.1%

Net income	$41.6	5.5%	$23.0	3.2%	$18.6	80.9%

Bookings	$1,084.8		$799.4		$285.4	35.7%

Backlog — ending	$1,612.5		$1,013.1		$599.4	59.2%

     Total revenues. Total revenues were $755.6 for the six months ended June 30, 2007, compared to $715.5 for the six months ended June 30, 2006. This is a $40.1, or 5.6% increase. The Aftermarket segment increased, while the New Unit segment decreased.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Cost of sales. Cost of sales was $545.1 for the six months ended June 30, 2007, compared to $552.1 for the six months ended June 30, 2006. As a percentage of revenues, cost of sales decreased to 72.1% for 2007 from 77.2% for 2006. This was principally due to change in revenue mix as lower margin New Units was 45.9% of total revenues in 2007 versus 54.1% in 2006 and improved margins in the New Units segment. Also, we had increased price realization in excess of cost increases and net productivity improvements in 2007. Cost of sales for the six months ended June 30, 2007 also includes $2.6 to recognize the remaining fair value of service units granted certain members of management in connection with the acquisition of the Company by Dresser-Rand Holdings, LLC (Holdings) in 2004. Holdings granted a total of 2,692,500 service units and five tranches of exit units totaling 6,282,500 exit units in Holdings to certain members of the Company’s management, which permitted them to share in appreciation in the value of the Company’s shares. The service units were granted without any remuneration. The service units were to vest over a period of five years and had 10 year contractual terms. The fair value of each service unit was estimated on the date of grant using the Black-Scholes option valuation model and that total fair value was being amortized over the five year vesting period. During the six months ended June 30, 2007, Holdings sold its remaining ownership in the Company and made the final distribution to the holders of service units and exit units. Accordingly, since all amounts due the members of management under the service unit arrangements have been distributed to them by Holdings and no future service is required by the members of management holding service units to obtain value from the service units, the remaining previously unrecognized fair value of the service units as of June 30, 2007, of $3.4 was recognized as cost of sales ($2.6) and selling and administrative expenses ($0.8) consistent with the Company’s past allocation of these costs. Cost of sales for the six months ended June 30, 2007 also includes a provision for loss on litigation of $4.4. See Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements.
     Gross profit. Gross profit was $210.5, or 27.9% of revenues for the six months ended June 30, 2007, compared to $163.4, or 22.8% of revenues for the six months ended June 30, 2006. These increases were attributable to the factors mentioned above.
     Selling and administrative expenses. Selling and administrative expenses were $121.8 for the six months ended June 30, 2007, compared to $112.5 for the six months ended June 30, 2006. This is a net increase of $9.3. However, 2006 included stock based compensation — exit unit expense of $16.8. The overall net increase is attributable to higher expense (1) to support the increased volume of business; (2) to continue establishing corporate function for the stand-alone company; and (3) for compliance with the Sarbanes-Oxley Act of 2002 as such expenses are being incurred earlier in 2007 than 2006 partially offset by the absence of any stock based compensation – exit units in 2006. Selling and administrative expenses for the six months ended June 30, 2007 were 16.1% compared to 15.7%, including 2.3% applicable to stock based compensation – exit units, for the six months ended June 30, 2006.
Stock based compensation – exit units. On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4. The Company accounted for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units were eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have vested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company will recognize a non-cash compensation expense and a credit to additional paid-in-capital for the fair value of the exit units determined at the grant date.
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5. As a result, the first two tranches of exit units vested on that day and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8. This expense did not require the use of any Company cash or the issuance of any Company stock. At June 30, 2006, the unrecognized fair value determined at the grant date of the unvested three tranches of exit units was $6.7.
     Research and development expenses. Total research and development expenses for the six months ended June 30, 2007 were $5.7, compared to $5.3 for the six months ended June 30, 2006. The $0.4, or 7.5% increase was from additional engineering staff hired throughout in 2006 to support the desired growth in research and development spending.
     Operating income. Operating income was $83.0 for the six months ended June 30, 2007, compared to $57.4 for the six months ended June 30, 2006. The $25.6 increase was attributed to higher Gross Profit partially offset by increased Selling and Administration expense as discussed above. As a percentage of revenues, operating income for 2007 was 11.0% compared to 8.0% for 2006.
     Interest expense, net. Interest expense, net was $20.9 for the six months ended June 30, 2007, compared to $26.0 for the six months ended June 30, 2006. Interest expense, net for 2007 included $3.7 in amortization of deferred financing costs, of which $2.0 was accelerated amortization due to an early reduction of $110.1 in long-term debt in the period. 2007 included interest related to Maersk litigation totaling $2.2 as described in Note 11 to the Unaudited Notes to Consolidated Financial Statements. Amortization of deferred financing costs for 2006 was $2.9, including $1.1 from accelerated amortization for early payment of debt.
     Other income (expense), net. Other income, net was $3.7 for the six months ended June 30, 2007, compared to income, net of $6.0 for the six months ended June 30, 2006. There were currency gains during 2007 amounting to $1.3 compared to currency gains for 2006 of $5.3. The 2007 results also included a $2.3 gain recorded on the sale of a minority interest in a small electricity generating facility.
     Provision for income taxes. Provision for income taxes was $24.2 for the six months ended June 30, 2007 and $14.4 for the six months ended June 30, 2006. The effective tax rate for 2007 was 36.8% versus 38.5% for 2006. The higher rate in 2006 was due principally to the stock based compensation — exit units, which were not deductible for income tax purposes.
     Bookings. Bookings for the six months ended June 30, 2007 increased to $1,084.8 from $799.4 for the six months ended June 30, 2006. The increase was in the New Units segment. This increase reflects the strength of the markets that we serve.
     Segment Analysis – six months ended June 30, 2007, compared to six months ended June 30, 2006

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

					Period to Period Change
	Six months ended		Six months ended		2006 to
	June 30, 2007		June 30, 2006		2007	% Change
Statement of Segment Data:

Revenues
New units	$346.6	45.9%	$387.3	54.1%	$(40.7)	(10.5)%
Aftermarket parts and services	409.0	54.1%	328.2	45.9%	80.8	24.6%

Total revenues	$755.6	100.0%	$715.5	100.0%	$40.1	5.6%

Gross profit
New units	$56.3		$41.9		$14.4	34.4%
Aftermarket parts and services	154.2		121.5		32.7	26.9%

Total gross profit	$210.5		$163.4		$47.1	28.8%

Operating income
New units	$22.0		$13.3		$8.7	65.4%
Aftermarket parts and services	100.1		79.8		20.3	25.4%
Unallocated expense	(39.1)		(35.7)		(3.4)	9.5%

Total operating income	$83.0		$57.4		$25.6	44.6%

Bookings
New units	$687.9		$397.6		$290.3	73.0%
Aftermarket parts and services	396.9		401.8		(4.9)	(1.2)%

Total bookings	$1,084.8		$799.4		$285.4	35.7%

Backlog — ending
New units	$1,335.2		$739.5		$595.7	80.6%
Aftermarket parts and services	277.3		273.6		3.7	1.4%

Total backlog	$1,612.5		$1,013.1		$599.4	59.2%

New Units
     Revenues. New Units revenues were $346.6 for the six months ended June 30, 2007, compared to $387.3 for the six months ended June 30, 2006. The $40.7, or 10.5% decrease was attributable principally to the shipment of nine orders over $10 in 2006 compared to four in 2007.
     Gross profit. Gross profit was $56.3 for the six months ended June 30, 2007, compared to $41.9 for the six months ended June 30, 2006. Gross profit, as a percentage of segment revenues, was 16.2% for 2007 compared to 10.8% for 2006. These increases were primarily attributable to favorable improved margins as price increase realization offset costs increases in 2007 compared to 2006, and lower allocations of manufacturing overhead due to revenue mix, as New Units were 45.9% of total revenues in 2007 versus 54.1% in 2006.
     Operating income. Operating income was $22.0 for the six months ended June 30, 2007, compared to $13.3 for the six months ended June 30, 2006. As a percentage of segment revenues, operating income was 6.3% for 2007 compared to 3.4% for 2006. Both increases were due to the factors cited above.
     Bookings. New Units bookings for the six months ended June 30, 2007 was $687.9, compared to $397.6 for the six months ended June 30, 2006. This increase was primarily due to continued strength in the energy markets we serve and the large British Petroleum Skarv FPSO project in the North Sea that was booked during the three months ended June 30, 2007.
Aftermarket Parts and Services
     Revenues. Aftermarket parts and services revenues were $409.0 for the six months ended June 30, 2007, compared to $328.2 for the six months ended June 30, 2006. The $80.8, or 24.6% increase is attributable to higher backlog at the beginning of the six months of $285.6 at December 31, 2006, compared to $196.6 at December 31, 2005, reflecting the continuing improvement in the overall market conditions. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
product or service.
     Gross profit. Gross profit was $154.2 for the six months ended June 30, 2007, compared to $121.5 for the six months ended June 30, 2006. Gross profit, as a percentage of segment revenues was 37.7% for 2007 compared to 37.0% for 2006. These increases were attributed to increased revenues and improved margins due to price increase realizations, partially offset by higher allocations of manufacturing overhead due to the change in the revenue mix, as Aftermarket Parts and Services was 54.1% of total revenues in 2007 compared to 45.9% in 2006.
     Operating income. Operating income was $100.1 for the six months ended June 30, 2007, compared to $79.8 for the six months ended June 30, 2006. As a percentage of segment revenues, operating income was 24.5% for 2007 compared to 24.3% for 2006. The increases were due to the factors cited above.
     Bookings. Aftermarket parts and services bookings for the six months ended June 30, 2007 were $396.9, compared to $401.8 for the six months ended June 30, 2006. Aftermarket has been adversely, but temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers.
Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended June 30, 2007, was $136.2 compared to $6.9 for the same period in 2006. The increase of $129.3 in net cash provided by operating activities was principally from changes in accounts receivable, inventories and customer advance payments, together with improved operating performance. Net cash flow from accounts receivable was $52.1 in the first half of 2007 compared to the $24.4 for the first half of 2006, as sales in the first six months of each year were lower than sales of the immediately preceding six month period. Inventories, net increased $16.6 and customer advance payments increased $43.5 during the first half of 2007 as a result of our increased backlog and our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Inventories increased $33.8 and customer advances decreased $9.5 during the first half of 2006. Net income improved to $41.6 for the first half of 2007 from $23.0 in the same period for 2006. Non-cash, stock based compensation decreased to $5.7 for the first half of 2007, from $17.7 for the first half of 2006, principally from the stock based compensation – exit units recognized in 2006 as previously discussed. In 2006, we also recognized a non-cash curtailment gain eliminating certain retiree healthcare benefits.
Net cash used in investing activities increased to $16.1 for the six months ended June 30, 2007, compared to $8.7 in the same period for 2006 as a result of the $8.1 acquisition of the Gimpel business in April 2007.
Net cash used in financing activities was $109.9 for the six months ended June 30, 2007, compared to $50.0 for the six months ended June 30, 2006, related to accelerated payments on long-term debt from available cash flow.
As of June 30, 2007, we had a cash balance of $160.8 and the ability to borrow $147.5 under our $350.0 senior secured revolving credit facility, as $202.5 was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
Recently adopted accounting standard
Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded during the first half of 2007 as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:
•	material weaknesses in our internal control over financial reporting;

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	competition in our markets;

•	failure to complete or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	our ability to operate as a standalone company;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

DRESSER-RAND GROUP INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in millions)
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The net foreign currency gain was $1.3 for the six months ended June 30, 2007, compared to a net currency gain of $5.3 for the six months ended June 30, 2006.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
We have interest rate risk related to the term loan portion of senior secured credit facility as the interest rate on the principal outstanding on the loans is variable. A 1% increase in the interest rate would have the affect of increasing interest expense by $0.3 annually, based on the outstanding principal balance at June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2007. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below.
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
Material Weaknesses in Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

DRESSER-RAND GROUP INC.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2007, we continued (a) to hire additional experienced information technology personnel, (b) to implement a new worldwide information technology system, including going live with the system at our operating subsidiary in France, (c) to hire additional and reassign experienced accounting personnel and (d) to improve the documentation of our worldwide accounting policies, processes and procedures. These changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We plan to continue implementing changes as required to remediate the above reported material weaknesses in internal control over financial reporting as of December 31, 2006.

DRESSER-RAND GROUP INC.
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS (dollars and pound sterling in millions)
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, was involved in litigation that was initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited. The claimant sought damages of about £8.0 (approximately $16.0). Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately £1.8 ($3.5) or £0.2 ($0.3) in excess of amounts the Company previously recorded as an accrued liability for this litigation, including £0.6 ($1.1) recorded during the six months ended June 30, 2006. The additional £0.2 ($0.3) was recorded as an expense during the three months ended March 31, 2007. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation. As a result, under U.K. laws, Maersk is entitled to and requested reimbursement of certain costs of £2.3 ($4.5) plus interest thereon and interest on the award. The Company planned to dispute the amount of costs claimed by Maersk and recorded accrued liabilities for an additional £1.0 ($2.0) of which £0.5 ($1.0) was recorded as operating expenses and £0.5 ($1.0) was recorded as interest expense during the three months ended March 31, 2007 as its estimate of the minimum amount that is probable that the Company would ultimately pay in regards to this litigation.
On further review of the facts and circumstances during the three months ended June 30, 2007, the Company reached full and final settlement of all costs and interests with Maersk Oil UK Limited that resulted in additional charges being recorded by the Company during the three months ended June 30, 2007 of £2.1 ($4.2) of which £1.5 ($3.0) was recorded as operating expense and £0.6 ($1.2) was recorded as interest expense. The total charges recorded during the six months ended June 30, 2007, related to resolving this litigation was £3.3 ($6.6) of which £2.2 ($4.4) was recorded as operating expense and £1.1 ($2.2) was recorded as interest expense.
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
ITEM 1A. RISK FACTORS
Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below:
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
Discussions with the officials of represented employees at our Painted Post, N.Y. facility were discontinued in May 2007 and have not resumed as of the date of the filing of this Form 10-Q. Although we believe that our relations with our employees are good and we have developed alternative plans to continue certain production either in the event of a work stoppage or a lock-out at our Painted Post facility, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.
The economic and political conditions in Venezuela may have an adverse impact on our financial condition and result of operations
The economic and political situation in Venezuela is subject to change. The Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolivars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. The Venezuelan government has also devalued the bolivar a number of times, with the last devaluation in 2005. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolivar receivable balances and bolivar cash balances. To the extent that exchange controls continue in place and the value of the bolivar is reduced further, our financial condition and results of operations could be materially and adversely affected. Our subsidiary in Venezuela had sales of $19.3 million for the six months ended June 30, 2007 and $63.0 million for the year ended December 31, 2006. Our net investment in our Venezuela subsidiary, including inter-company accounts receivable, was $54.0 million at June 30, 2007.

DRESSER-RAND GROUP INC.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders was held on May 16, 2007. The following matters were acted upon.
ELECTION OF DIRECTORS
The stockholders approved the election of eight directors to serve until the annual meeting of stockholders in the year 2008. The votes cast for each nominee were as follows:

	Votes For	Witheld
William E. Maccaulay	79,632,187	330,635
Jean-Paul Vettier	79,623,902	338,920
Vincent R. Volpe Jr.	79,653,697	309,125
Michael L. Underwood	73,129,150	6,833,672
Philip R. Roth	73,238,672	6,724,150
Louis A. Raspino	73,237,332	6,725,490
Rita V. Foley	79,602,612	360,210
Joseph C. Winkler	79,604,082	358,740
There were no abstentions or broker non-votes.
RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The stockholders ratified the appointment of PricewaterhouseCoopers LLP (PwC) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 by the following votes:

Votes For	Votes Against	Abstain
79,271,167	590,195	101,460
There were no broker non-votes.
ITEM 6. EXHIBITS
The following exhibits are filed with this report:

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).

Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

DRESSER-RAND GROUP INC.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.
Date: July 31, 2007	/s/Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer