Form 10-Q
period 2007-09-30
Dresser-Rand Group Inc.
filed 2007-10-31
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of October 25, 2007, was 85,819,681.

DRESSER-RAND GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Statement of Income for the three and nine months ended September 30, 2007 and 2006	3

Consolidated Balance Sheet at September 30, 2007 and December 31, 2006	4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006	5

Notes to Unaudited Consolidated Financial Statements at September 30, 2007	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3. Quantitative and Qualitative Disclosure about Market Risk	29

Item 4. Controls and Procedures	29-30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31-32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	32-33

Signatures	34-38

Exhibits	35-38
EX-10.3: OFFER LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; dollars in millions except per share amounts and shares in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales of products	$317.0	$244.2	$913.7	$823.5
Net sales of services	72.3	66.1	231.2	202.3

Total revenues	389.3	310.3	1,144.9	1,025.8

Cost of products sold	240.8	165.7	674.2	621.5
Cost of services sold	50.1	45.3	161.8	141.5

Total cost of products and services sold	290.9	211.0	836.0	763.0

Gross profit	98.4	99.3	308.9	262.8
Selling and administrative expenses (nine months ended September 30, 2006 amount include $16.8 of stock based compensation — exit units)	57.6	48.4	179.4	161.0
Research and development expenses	4.4	2.5	10.1	7.8
Curtailment gain	—	—	—	(11.8)

Income from operations	36.4	48.4	119.4	105.8

Interest expense, net	(9.3)	(11.0)	(30.2)	(37.0)
Other income, net	5.6	1.0	9.3	7.0

Income before income taxes	32.7	38.4	98.5	75.8
Provision for income taxes	11.4	15.5	35.6	29.9

Net income	$21.3	$22.9	$62.9	$45.9

Net income per common share-basic and diluted	$0.25	$0.27	$0.74	$0.54

Weighted average shares outstanding
Basic	85,472	85,457	85,466	85,450

Diluted	85,693	85,457	85,536	85,450

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in millions except per share amounts)

	September 30,	December 31,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$184.0	$146.8
Accounts receivable, less allowance for doubtful accounts of $7.1 at 2007 and $6.1 at 2006	236.1	305.1
Inventories, net	245.7	183.0
Prepaid expenses	30.5	20.2
Deferred income taxes	13.8	13.9

Total current assets	710.1	669.0

Property, plant and equipment, net	216.0	223.1
Goodwill	443.8	410.5
Intangible assets, net	443.2	446.9
Other assets	21.4	21.8

Total assets	$1,834.5	$1,771.3

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accruals	$321.6	$303.7
Customer advance payments	217.1	137.4
Accrued income taxes payable	11.0	30.3
Loans payable	—	0.1

Total current liabilities	549.7	471.5
Deferred income taxes	36.3	26.5
Postemployment and other employee benefit liabilities	112.3	113.7
Long-term debt	370.0	505.6
Other noncurrent liabilities	28.2	22.1

Total liabilities	1,096.5	1,139.4

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 85,819,681 and 85,477,160 shares issued and outstanding, respectively	0.9	0.9
Additional paid-in capital	525.9	518.8
Retained earnings	185.9	123.1
Accumulated other comprehensive income (loss)	25.3	(10.9)

Total stockholders’ equity	738.0	631.9

Total liabilities and stockholders’ equity	$1,834.5	$1,771.3

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; dollars in millions)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$62.9	$45.9
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	36.4	38.6
Stock-based compensation	6.8	18.3
Amortization of debt financing costs	6.1	3.9
Deferred income taxes	5.6	13.0
Provision for losses on inventory	1.0	1.0
Gain on sale of property, plant and equipment	(0.4)	—
Curtailment gain	—	(11.8)
Working capital and other
Accounts receivable	77.0	44.0
Customer advances	72.0	12.0
Accounts payable	(14.9)	(28.8)
Inventories	(53.1)	(42.9)
Other	(11.7)	(1.1)

Net cash provided by operating activities	187.7	92.1

Cash flows from investing activities
Capital expenditures	(15.0)	(13.1)
Acquisitions	(8.1)	—
Proceeds from sale of property, plant and equipment	5.2	—

Net cash used in investing activities	(17.9)	(13.1)

Cash flows from financing activities
Payments of long-term debt	(137.1)	(50.1)
Payments for debt financing costs	(4.5)	—
Proceeds from exercise of stock options	0.4	—

Net cash used in financing activities	(141.2)	(50.1)

Effect of exchange rate changes on cash and cash equivalents	8.6	2.6

Net increase in cash and cash equivalents	37.2	31.5
Cash and cash equivalents, beginning of the period	146.8	98.0

Cash and cash equivalents, end of period	$184.0	$129.5

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
2. Adoption of new accounting standard
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more likely than not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded during the three months ended March 31, 2007, as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.
3. Stock based compensation — exit units
On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permits the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permitted them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per unit and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4. The Company accounted for the transactions between Holdings and the Company’s executives in accordance with Staff Accounting Bulletin Topic 5T, which requires the Company to record expense for services paid by the stockholder for the benefit of the Company.
The exit units were granted in a series of five tranches. Exit units are eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have vested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company recognizes a non-cash compensation expense and a credit to additional paid-in capital for the fair value of the exit units determined at the grant date.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
On May 3, 2006, Holdings sold 27,600,000 shares of the Company common stock that it owned for net proceeds to Holdings of $652.5. As a result, the first two tranches of exit units vested on that day and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of the first two tranches of exit units of $16.8 during the nine months ended September 30, 2006. This expense did not require the use of any Company cash or the issuance of any Company stock.
4. Curtailment gain
On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York, facility which became effective on February 1, 2006. That new agreement eliminated certain previously recorded retiree health benefits for the represented employees covered by the agreement. As a result, we recorded a curtailment gain during the nine months ended September 30, 2006, of $11.8 for the actuarial net present value of the estimated reduction in the future costs of the retiree health care benefits.
5. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	September 30, 2007		Weighted	December 31, 2006
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$88.6	$6.3	40 years	$87.6	$4.6
Customer relationships	244.4	17.1	40 years	237.5	13.0
Software	30.6	8.9	10 years	30.5	6.6
Existing technology	127.0	15.1	25 years	126.6	11.1
Order backlog	—	—	15 months	26.3	26.3
Non-compete agreement	—	—	2 years	4.4	4.4

Total amortizable intangible assets	$490.6	$47.4		$512.9	$66.0

Amortization of intangible assets was $4.3 and $12.9 for the three and nine months ended September 30, 2007, respectively, and $4.7 and $14.9 for the three and nine months ended September 30, 2006, respectively.
The change in goodwill for the nine months ended September 30, 2007 was:

September 30,
2007
Beginning balance	$410.5
Foreign currency translation adjustments	33.3

Ending balance	$443.8

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
6. Inventories
Inventories were as follows:

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$126.3	$112.7
Work-in-process and finished goods	325.9	210.0

	452.2	322.7
Less progress payments	(206.5)	(139.7)

Total inventories	$245.7	$183.0

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
7. Property, plant and equipment
Property, plant and equipment was comprised of the following:

	September 30,	December 31,
	2007	2006
Land	$9.5	$10.2
Buildings and improvements	76.5	74.1
Machinery and equipment	209.9	195.7

	295.9	280.0
Less: Accumulated depreciation	(79.9)	(56.9)

Property, plant and equipment, net	$216.0	$223.1

8. Income taxes
Our estimated income tax provision for the three and nine months ended September 30, 2007, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses which are not tax deductions, state and local taxes, lower tax rates in certain foreign tax jurisdictions and the U.S. manufacturing tax deduction.
Our estimated income tax provision for the nine months ended September 30, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of the non-cash $16.8 stock based compensation expense — exit units which is not deductible for tax purposes, tax rates that are lower than the U.S. rate in certain foreign jurisdictions, and a U.S. deduction related to certain export sales from the U.S. Also, during the three months ended September 30, 2006, we provided a valuation allowance of $1.8 for deferred tax assets at one of our foreign subsidiaries because their accumulated losses and related net operating loss carry forward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that their deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefit of deferred tax assets will be realized. Our income tax provision for the three months ended September 30, 2006, results from the difference between the required provision for the nine months ended September 30, 2006 and that previously provided for the six months ended June 30, 2006.
We began operations as a new entity on October 29, 2004, having been acquired by Dresser-Rand Holdings LLC, an affiliate of First Reserve Corporation. The acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values and deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any tax return of significance since our formation.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
Accordingly, we could be exposed to additional income and other taxes.
As of January 1, 2007, the Company had $1.6 of unrecognized tax benefits that, if recognized, would affect the estimated annual effective tax rate for 2007. These amounts are not expected to increase or decrease significantly during 2007. The Company estimates that $0.2 will be added to the total unrecognized tax benefits for 2007 transactions that would affect the estimated effective tax rate for 2007 if recognized. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax benefits as interest expense and any estimated tax penalties as operating expenses. Amounts accrued at January 1, 2007, are not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years
Brazil	2002 - 2006
Canada	2003 - 2006
France	2004 - 2006
Germany	2003 - 2006
India	2000 - 2006
Italy	2002 - 2006
Malaysia	2000 - 2006
Netherlands	2004 - 2006
Norway	1997 - 2006
United Kingdom	2004 - 2006
United States	2004 - 2006
Venezuela	2003 - 2006
Any material tax amounts due from examination of tax years prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.
9. Pension plans
The components of net periodic pension cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$1.7	$1.5	$5.2	$4.4
Interest cost	4.7	4.4	13.9	13.1
Expected return on plan assets	(5.5)	(5.0)	(16.4)	(15.1)
Net amortization of plan net losses	—	—	—	0.1

Net pension expense	$0.9	$0.9	$2.7	$2.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits cost for such plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$0.3	$0.4	$1.1	$1.3
Interest cost	0.6	0.6	1.8	1.8
Curtailment gain	—	—	—	(11.8)
Net amortization of prior service (credit)	(0.2)	—	(0.5)	—
Amortization of net loss	0.1	—	0.1	—

Net periodic postretirement benefits cost (gain)	$0.8	$1.0	$2.5	$(8.7)

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
11. Commitments and contingencies (£ in millions)
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, was involved in litigation that was initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited in 1998. The claimant sought damages of about £8.0 (approximately $16.0). Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately £1.8 ($3.5) or £0.2 ($0.3) in excess of amounts the Company previously recorded as an accrued liability for this litigation, including £0.1 ($.1) and £0.7 ($1.2) recorded as operating expense during the three and nine months ended September 30, 2006, respectively. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation. As a result, under U.K. laws, Maersk requested reimbursement of certain costs of £2.3 ($4.5) plus interest thereon and interest on the award. The Company reached full and final settlement of all costs and interests with Maersk Oil UK Limited during June 2007. The settlement resulted in additional charges being recorded during the nine months ended September 30, 2007 related to resolving this litigation of £3.3 ($6.6), of which £2.2 ($4.4) was recorded as operating expense and £1.1 ($2.2) was recorded as interest expense.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
The following table represents the changes in the product warranty liability:

	Nine months ended September 30,
	2007	2006
Beginning balance	$23.4	$21.5
Provisions for warranties issued during the period	15.4	11.5
Adjustments to warranties issued in prior periods	(0.9)	0.2
Payments during period	(11.7)	(11.2)
Foreign currency translation adjustments	1.3	1.0

Ending balance	$27.5	$23.0

13. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New Units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
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
Segment results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
New units	$194.0	$113.7	$540.6	$501.0
Aftermarket parts and services	195.3	196.6	604.3	524.8

Total Revenues	$389.3	$310.3	$1,144.9	$1,025.8

Operating Income
New units	$12.0	$11.4	$34.0	$24.7
Aftermarket parts and services	43.1	51.9	143.2	131.8
Unallocable	(18.7)	(14.9)	(57.8)	(50.7)

Total Operating Income	$36.4	$48.4	$119.4	$105.8

Depreciation and Amortization
New units	$6.6	$5.6	$18.8	$20.4
Aftermarket parts and services	5.6	7.2	17.6	18.2

Total Depreciation and Amortization	$12.2	$12.8	$36.4	$38.6

Total Assets (including Goodwill)
New units	$265.0	$239.9	$265.0	$239.9
Aftermarket parts and services	653.4	577.9	653.4	577.9
Unallocable	916.1	882.3	916.1	882.3

Total Assets	$1,834.5	$1,700.1	$1,834.5	$1,700.1

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
14. Stockholders’ equity
Changes in stockholders’ equity for nine months ended September 30, 2007, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income (Loss)	Total
At December 31, 2006	$0.9	$518.8	$123.1	$(10.9)	$631.9

Stock-based employee compensation		7.1			7.1
Adoption of FASB Interpretation No. 48			(0.1)		(0.1)
Net income			62.9		62.9
Other comprehensive income
Benefit plan amendment — net of tax				5.0	5.0
Foreign currency translation adjustment				31.2	31.2

At September 30, 2007	$0.9	$525.9	$185.9	$25.3	$738.0

The components of total comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$21.3	$22.9	$62.9	$45.9
Other comprehensive income:
Benefit plan amendment — net of tax	—	—	5.0	—
Minimum pension liability — net of tax	—	—	—	(0.1)
Foreign currency translation adjustment	18.4	(3.9)	31.2	9.5

Total comprehensive income	$39.7	$19.0	$99.1	$55.3

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
During the nine months ended September 30, 2007, our Board of Directors granted options and stock appreciation rights involving 784,200 shares of common stock and granted a total of 438,526 shares of restricted stock and restricted stock units to employees under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan. These stock compensation arrangements vest over three to five year periods.
15. Acquisition
On April 5, 2007, the Company acquired the Gimpel business from Tyco Flow Control, a reporting unit of Tyco International for approximately $8.1 including about $0.1 of acquisition costs. Gimpel products include a line of trip, trip and throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications and will be integrated into our steam New Unit and Aftermarket Parts and Services businesses.
The acquisition price was allocated to the assets acquired as follows:

Inventory	$4.6
Property, plant and equipment	0.5
Amortizable intangible assets	3.0

Cash paid — net	$8.1

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
Pro forma financial information, assuming that Gimpel had been acquired at January 1, 2007, has not been presented because the effect on our results for the three and nine months ended September 30, 2007 was not considered material. Gimpel results have been included in our consolidated financial results since April 5, 2007, and were not material to the results of operations for the three and nine months ended September 30, 2007 and 2006.
16. Supplemental guarantor financial information
In 2004, the Company issued senior subordinated notes. The following subsidiaries, all of which are wholly owned, have guaranteed the notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.
The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and nine months ended September 30, 2007 and 2006, balance sheets as of September 30, 2007 and December 31, 2006, and statements of cash flows for the nine months ended September 30, 2007 and 2006.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$278.4	$144.7	$(33.8)	$389.3
Cost of sales	—	225.5	99.2	(33.8)	290.9

Gross profit	—	52.9	45.5	—	98.4

Selling and administrative expenses	23.1	14.8	20.1	(0.4)	57.6
Research and development expenses	—	4.4	—	—	4.4

(Loss) income from operations	(23.1)	33.7	25.4	0.4	36.4

Equity earnings in affiliates	35.2	0.3	—	(35.5)	—
Interest (expense) income, net	(9.4)	(0.3)	0.4	—	(9.3)
Intercompany interest and fees	6.3	(1.0)	(5.3)	—	—
Other income (expense), net	4.6	(0.3)	1.3	—	5.6

Income before income taxes	13.6	32.4	21.8	(35.1)	32.7

(Benefit) provision for income taxes	(7.7)	12.0	7.1	—	11.4

Net income	$21.3	$20.4	$14.7	$(35.1)	$21.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$210.4	$122.9	$(23.0)	$310.3
Cost of sales	—	154.2	82.3	(25.5)	211.0

Gross profit	—	56.2	40.6	2.5	99.3

Selling and administrative expenses	1.0	31.3	16.5	(0.4)	48.4
Research and development expenses	—	2.5	—	—	2.5

(Loss) income from operations	(1.0)	22.4	24.1	2.9	48.4

Equity earnings in affiliates	31.8	1.1	—	(32.9)	—
Interest (expense) income, net	(10.7)	0.1	(0.4)	—	(11.0)
Intercompany interest and fees	(6.8)	12.3	(5.5)	—	—
Other (expense) income, net	(0.3)	(0.1)	1.4	—	1.0

Income before income taxes	13.0	35.8	19.6	(30.0)	38.4

(Benefit) provision for income taxes	(9.9)	13.7	11.7	—	15.5

Net income	$22.9	$22.1	$7.9	$(30.0)	$22.9

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$764.2	$471.5	$(90.8)	$1,144.9
Cost of sales	—	580.2	337.1	(81.3)	836.0

Gross profit	—	184.0	134.4	(9.5)	308.9

Selling and administrative expenses	87.1	38.7	65.5	(11.9)	179.4
Research and development expenses	—	10.0	0.1	—	10.1

(Loss) income from operations	(87.1)	135.3	68.8	2.4	119.4

Equity earnings in affiliates	118.1	0.5	—	(118.6)	—
Interest (expense), net	(27.2)	(0.3)	(2.7)	—	(30.2)
Intercompany interest and fees	21.5	0.9	(22.4)	—	—
Other income (expense), net	7.0	(1.3)	3.6	—	9.3

Income before income taxes	32.3	135.1	47.3	(116.2)	98.5

(Benefit) provision for income taxes	(30.6)	50.2	16.0	—	35.6

Net income	$62.9	$84.9	$31.3	$(116.2)	$62.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$599.8	$515.8	$(89.8)	$1,025.8
Cost of sales	—	451.8	401.1	(89.9)	763.0

Gross profit	—	148.0	114.7	0.1	262.8

Selling and administrative expenses	18.6	92.9	50.5	(1.0)	161.0
Research and development expenses	—	7.7	0.1	—	7.8
Curtailment gain	—	(11.8)	—	—	(11.8)

(Loss) income from operations	(18.6)	59.2	64.1	1.1	105.8

Equity earnings in affiliates	84.4	6.7	—	(91.1)	—
Interest (expense), net	(33.9)	(0.2)	(2.9)	—	(37.0)
Intercompany interest and fees	(20.1)	38.1	(18.0)	—	—
Other income (expense), net	4.1	(0.2)	3.1	—	7.0

Income before income taxes	15.9	103.6	46.3	(90.0)	75.8

(Benefit) provision for income taxes	(30.0)	39.4	20.5	—	29.9

Net income	$45.9	$64.2	$25.8	$(90.0)	$45.9

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$28.2	$—	$155.8	$—	$184.0
Accounts receivable, net	1.0	105.6	129.5	—	236.1
Inventories, net	—	181.8	70.5	(6.6)	245.7
Prepaid expenses and deferred income taxes	18.2	6.6	19.5	—	44.3

Total current assets	47.4	294.0	375.3	(6.6)	710.1

Investment in affiliates	1,387.8	67.8	—	(1,455.6)	—
Property, plant, and equipment, net	—	149.7	66.3	—	216.0
Intangible assets, net	—	458.4	428.6	—	887.0
Other assets	19.0	—	2.4	—	21.4

Total assets	$1,454.2	$969.9	$872.6	$(1,462.2)	$1,834.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(8.6)	$281.1	$277.2	$—	$549.7
Loans payable	—	—	—	—	—

Total current liabilities	(8.6)	281.1	277.2	—	549.7

Long-term debt	370.0	—	—	—	370.0
Intercompany accounts-net	343.5	(480.9)	137.4	—	—
Other noncurrent liabilities	11.3	101.3	64.2	—	176.8

Total liabilities	716.2	(98.5)	478.8	—	1,096.5

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	737.1	1,068.4	393.8	(1,462.2)	737.1

Total stockholders’ equity	738.0	1,068.4	393.8	(1,462.2)	738.0

Total liabilities and stockholders’ equity	$1,454.2	$969.9	$872.6	$(1,462.2)	$1,834.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$37.0	$—	$109.8	$—	$146.8
Accounts receivable, net	—	145.7	159.4	—	305.1
Inventories, net	—	133.3	58.7	(9.0)	183.0
Prepaid expenses and deferred income taxes	8.6	4.3	21.2	—	34.1

Total current assets	45.6	283.3	349.1	(9.0)	669.0

Investment in affiliates	1,232.9	59.4	—	(1,292.3)	—
Property, plant, and equipment, net	—	160.8	62.3	—	223.1
Intangible assets, net	—	466.6	390.8	—	857.4
Other assets	14.9	4.3	2.6	—	21.8

Total assets	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$22.4	$222.4	$226.6	$—	$471.4
Loans payable	—	—	0.1	—	0.1

Total current liabilities	22.4	222.4	226.7	—	471.5

Long-term debt	432.2	—	73.4	—	505.6
Intercompany accounts-net	197.9	(344.8)	146.9	—	—
Other noncurrent liabilities	9.0	99.0	54.3	—	162.3

Total liabilities	661.5	(23.4)	501.3	—	1,139.4

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	631.0	997.8	303.5	(1,301.3)	631.0

Total stockholders’ equity	631.9	997.8	303.5	(1,301.3)	631.9

Total liabilities and stockholders’ equity	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(68.2)	$179.5	$68.7	$7.7	$187.7

Cash flows from investing activities:
Capital expenditures	—	(12.0)	(3.0)	—	(15.0)
Acquisitions	—	(8.1)	—	—	(8.1)
Proceeds from sale of property, plant and equipment	—	4.6	0.6	—	5.2

Net cash used in investing activities	—	(15.5)	(2.4)	—	(17.9)

Cash flows from financing activities:
Net change in debt	(62.1)	—	(75.0)	—	(137.1)
Cash paid for debt issuance costs	(4.5)	—	—	—	(4.5)
Proceeds from exercise of options	0.4	—	—	—	0.4
Change in intercompany accounts	125.6	(164.0)	46.1	(7.7)	—

Net cash provided by (used in) financing activities	59.4	(164.0)	(28.9)	(7.7)	(141.2)

Effect of exchange rate changes	—	—	8.6	—	8.6

Net (decrease) increase in cash and equivalents	(8.8)	—	46.0	—	37.2
Cash and cash equivalents, beginning of period	37.0	—	109.8	—	146.8

Cash and cash equivalents, end of period	$28.2	$—	$155.8	$—	$184.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(41.9)	$120.1	$14.9	$(1.0)	$92.1

Cash flows from investing activities:
Capital expenditures	—	(10.0)	(3.1)	—	(13.1)

Net cash used in investing activities	—	(10.0)	(3.1)	—	(13.1)

Cash flows from financing activities:
Net change in debt	(50.0)	—	(0.1)	—	(50.1)
Change in intercompany accounts	147.5	(151.7)	3.2	1.0	—

Net cash provided by (used in) financing activities	97.5	(151.7)	3.1	1.0	(50.1)

Effect of exchange rate changes	—	—	2.6	—	2.6

Net increase (decrease) in cash and equivalents	55.6	(41.6)	17.5	—	31.5
Cash and cash equivalents, beginning of period	—	41.6	56.4	—	98.0

Cash and cash equivalents, end of period	$55.6	$—	$73.9	$—	$129.5

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per unit amounts)
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
The energy markets continue to be driven by strong demand, inadequate production and refining capacity, and geopolitical risks. The fundamentals supporting higher oil and gas prices appear to be structural and likely to persist for several years.
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
Results of Operations
     Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended		Three months ended		Period to Period Change
	September 30, 2007		September 30, 2006		2006 to 2007	% Change
Statement of Operations Data:

Total revenues	$389.3	100.0%	$310.3	100.0%	$79.0	25.5%
Cost of sales	290.9	74.7	211.0	68.0	79.9	37.9%

Gross profit	98.4	25.3	99.3	32.0	(0.9)	(0.9)%
Selling and administrative expenses	57.6	14.8	48.4	15.6	9.2	19.0%
Research and development expenses	4.4	1.1	2.5	0.8	1.9	76.0%

Operating income	36.4	9.4	48.4	15.6	(12.0)	(24.8)%
Interest (expense), net	(9.3)	(2.4)	(11.0)	(3.5)	1.7	(15.5)%
Other income, net	5.6	1.4	1.0	0.3	4.6	NM

Income before income taxes	32.7	8.4	38.4	12.4	(5.7)	(14.8)%
Provision for income taxes	11.4	2.9	15.5	5.0	(4.1)	(26.5)%

Net income	$21.3	5.5%	$22.9	7.4%	$(1.6)	(7.0)%

Bookings	$496.2		$483.3		$12.9	2.7%

Backlog — ending	$1,750.8		$1,183.0		$567.8	48.0%

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Total revenues.  Total revenues were $389.3 for the three months ended September 30, 2007, compared to $310.3 for the three months ended September 30, 2006, an increase of $79.0 or 25.5%, principally from an increase in new unit sales. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was up during 2007. Also, we have implemented price increases in excess of our cost increases across most of our products and services during 2007.
Cost of sales.  Cost of sales was $290.9 for the three months ended September 30, 2007, compared to $211.0 for the three months ended September 30, 2006. As a percentage of revenues, cost of sales increased to 74.7% for 2007 from 68.0% for 2006 principally due to change in revenue mix. Lower margin New Units was 49.8% of total revenues in 2007 versus 36.6% in 2006. Also, see comment below regarding the work stoppage at our Painted Post facility.
Gross profit.  Gross profit was $98.4 or 25.3% of revenues for the three months ended September 30, 2007, compared to $99.3, or 32.0% of revenues for the three months ended September 30, 2006. In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate the higher costs and margins related to deferred sales associated with the work stoppage reduced our gross profit for the three months ended September 30, 2007 by approximately $20.
Selling and administrative expenses.  Selling and administrative expenses were $57.6 for the three months ended September 30, 2007, compared to $48.4 for the three months ended September 30, 2006, an increase of $9.2. The net increase was attributable to higher expenses to support the increased business volume and to continue establishing a corporate function for the stand-alone company.
Research and development expenses.  Total research and development expenses for the three months ended September 30, 2007 were $4.4 compared to $2.5 for the three months ended September 30, 2006. The $1.9 increase was from additional engineering staff hired to support the desired growth in research and development spending.
Operating income.  Operating income was $36.4 for the three months ended September 30, 2007, compared to $48.4 for the three months ended September 30, 2006, a decrease of $12.0. As a percentage of revenues, operating income for 2007 was 9.4% compared to 15.6% for 2006. These decreases were due to the factors mentioned above.
Interest (expense), net.  Interest expense, net was $9.3 for the three months ended September 30, 2007, compared to $11.0 for the three months ended September 30, 2006. This $1.7 decrease is due principally to the $182.7 reduction in debt over the past 12 months. Interest expense, net for 2007 included $2.4 in amortization of deferred financing costs that includes $1.6 accelerated amortization due to amending and restating our revolving credit agreement and payment of debt during the period. Interest expense – net for 2006 includes amortization of deferred financing costs of $1.0 and $0.4 of interest income collected from a customer that had not been previously recognized.
Other income, net.  Other income, net was $5.6 for the three months ended September 30, 2007, compared to other income, net of $1.0 for the three months ended September 30, 2006. Net currency gains during 2007 were $5.2 compared to net currency gains of $1.2 during 2006.
Provision for income taxes.  Provision for income taxes was $11.4 for the three months ended September 30, 2007 and $15.5 for the three months ended September 30, 2006. Our income tax provision for the three months ended September 30, 2007 results in an effective rate slightly lower than the U.S. Federal statutory rate of 35% principally because of a recent small reduction in the estimated effective rate for the year 2007 from that previously used for the six months ended June 30, 2007.
Our provision for income taxes for the three months ended September 30, 2006, results from the difference between the required provision for the nine months ended September 30, 2006, and that previously provided for the six months ended June 30, 2006. See the discussion of the provision for income taxes for the nine months ended September 30, 2007 and 2006 for additional information.
Bookings and backlog.  Bookings for the three months ended September 30, 2007, increased to $496.2 from $483.3 for the three months ended September 30, 2006. Backlog was $1,750.8 at September 30, 2007, compared to $1,183.0 at September 30, 2006. These increases reflect the strength of the markets that we serve particularly the strong bookings during the nine months ended September 30, 2007.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Segment Analysis – three months ended September 30, 2007, compared to three months ended September 30, 2006

	Three months ended		Three months ended		Period to Period Change
	September 30, 2007		September 30, 2006		2006 to 2007	% Change
Statement of Segment Data:

Revenues
New units	$194.0	49.8%	$113.7	36.6%	$80.3	70.6%
Aftermarket parts and services	195.3	50.2%	196.6	63.4%	(1.3)	(0.7)%

Total revenues	$389.3	100.0%	$310.3	100.0%	$79.0	25.5%

Gross profit
New units	$29.7		$24.0		$5.7	23.8%
Aftermarket parts and services	68.7		75.3		(6.6)	(8.8)%

Total gross profit	$98.4		$99.3		$(0.9)	(0.9)%

Operating income
New units	$12.0		$11.4		$0.6	5.3%
Aftermarket parts and services	43.1		51.9		(8.8)	(17.0)%
Unallocated expense	(18.7)		(14.9)		(3.8)	25.5%

Total operating income	$36.4		$48.4		$(12.0)	(24.8)%

Bookings
New units	$285.1		$277.3		$7.8	2.8%
Aftermarket parts and services	211.1		206.0		5.1	2.5%

Total bookings	$496.2		$483.3		$12.9	2.7%

Backlog — ending
New units	$1,456.7		$900.3		$556.4	61.8%
Aftermarket parts and services	294.1		282.7		11.4	4.0%

Total backlog	$1,750.8		$1,183.0		$567.8	48.0%

New Units
Revenues.  New Units revenues were $194.0 for the three months ended September 30, 2007, compared to $113.7 for the three months ended September 30, 2006. The $80.3 increase was principally because of a large, long-term order shipped to a national oil company and several smaller orders that shipped in 2007. Cycle times from order entry to completion for products in this segment typically range from six months to 15 months depending on the engineering and manufacturing complexity of the configuration and the lead time for critical components.
Gross profit.  Gross profit was $29.7 for the three months ended September 30, 2007, compared to $24.0 for the three months ended September 30, 2006. Gross profit, as a percentage of segment revenues, was 15.3% for 2007 compared to 21.1% for 2006. These decreases were primarily attributable to changes in customer and product mix and higher allocations of manufacturing overhead due to the change in revenue mix (New Units were 49.8% of total revenues in 2007 versus 36.6% in 2006), partially offset by higher price realizations in 2007 compared to 2006. In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as a result of our being unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate the higher costs and margins related to deferred sales associated with the work stoppage reduced this segment’s gross profit for the three months ended September 30, 2007 by approximately $8 to $9.
Operating income.  Operating income was $12.0 for the three months ended September 30, 2007, compared to $11.4 for

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
the three months ended September 30, 2006. As a percentage of segment revenues, operating income was 6.2% for 2007 compared to 10.0% for 2006. These decreases resulted from the factors mentioned above.
Bookings and Backlog.  New Units bookings for the three months ended September 30, 2007 was $285.1, compared to $277.3 for the three months ended September 30, 2006 while the backlog increased to $1,456.7 at September 30, 2007 from $900.3 at September 30, 2006, as a result of very strong bookings in late 2006 and earlier in 2007.
Aftermarket Parts and Services
Revenues.  Aftermarket Parts and Services revenues were $195.3 for the three months ended September 30, 2007, compared to $196.6 for the three months ended September 30, 2006. While the market overall continues to be strong in 2007, Aftermarket Parts and Services continues to be adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit.  Gross profit was $68.7 for the three months ended September 30, 2007, compared to $75.3 for the three months ended September 30, 2006. Gross profit, as a percentage of segment revenues, was 35.2% for 2007 compared to 38.3% for 2006. These decreases were attributed principally to a change in revenue mix within the segment as lower margin services was a higher proportion of 2007 revenues, partially offset by lower allocations of manufacturing overhead due to the change in the revenue mix (Aftermarket Parts and Services was 50.2% of total revenues in 2007 compared to 63.4% in 2006). In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as a result of our being unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate the higher costs and margins related to deferred sales associated with the work stoppage reduced the segment’s gross profit for the three months ended September 30, 2007 by approximately $11 to $12.
Operating income.  Operating income was $43.1 for the three months ended September 30, 2007, compared to $51.9 for the three months ended September 30, 2006. As a percentage of segment revenues, operating income was 22.1% for 2007 compared to 26.4% for 2006. These decreases were due to the factors mentioned above.
Bookings and Backlog.  Aftermarket Parts and Services bookings for the three months ended September 30, 2007 were $211.1, compared to $206.0 for the three months ended September 30, 2006. Backlog was $294.1 as of September 30, 2007 compared to $282.7 at September 30, 2006. While the overall market continues to be strong in 2007, Aftermarket Parts and Services continues to be adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
     Nine Months ended September 30, 2007, compared to the nine months ended September 30, 2006

	Nine months ended		Nine months ended		Period to Period Change
	September 30, 2007		September 30, 2006		2006 to 2007	% Change
Statement of Operations Data:

Total revenues	$1,144.9	100.0%	$1,025.8	100.0%	$119.1	11.6%
Cost of sales	836.0	73.0	763.0	74.4	73.0	9.6%

Gross profit	308.9	27.0	262.8	25.6	46.1	17.5%
Selling and administrative expenses	179.4	15.7	161.0	15.7	18.4	11.4%
Research and development expenses	10.1	0.9	7.8	0.8	2.3	29.5%
Curtailment gain	—	—	(11.8)	(1.2)	11.8	NM

Operating income	119.4	10.4	105.8	10.3	13.6	12.9%
Interest (expense), net	(30.2)	(2.6)	(37.0)	(3.6)	6.8	(18.4)%
Other income, net	9.3	0.8	7.0	0.7	2.3	NM

Income before income taxes	98.5	8.6	75.8	7.4	22.7	29.9%
Provision for income taxes	35.6	3.1	29.9	2.9	5.7	19.1%

Net income	$62.9	5.5%	$45.9	4.5%	$17.0	37.0%

Bookings	$1,581.0		$1,282.7		$298.3	23.3%

Backlog — ending	$1,750.8		$1,183.0		$567.8	48.0%

Total revenues.  Total revenues were $1,144.9 for the nine months ended September 30, 2007, compared to $1,025.8 for the nine months ended September 30, 2006. This is a $119.1, or 11.6% increase. The Aftermarket Parts and Services segment increased, while the New Unit segment decreased as a percentage of revenues.
Cost of sales.  Cost of sales was $836.0 for the nine months ended September 30, 2007, compared to $763.0 for the nine months ended September 30, 2006. As a percentage of revenues, cost of sales decreased to 73.0% for the nine months ended September 30, 2007, from 74.4% for the same period in 2006. This was principally due to increased price realization in excess of market cost increases offset partially by the effects of the work stoppage at our Painted Post facility and other costs described below.
Cost of sales for the nine months ended September 30, 2007, also includes $2.6 to recognize the remaining fair value of service units granted certain members of management in connection with the acquisition of the Company by Dresser-Rand Holdings, LLC (Holdings) in 2004. Holdings granted a total of 2,692,500 service units and five tranches of exit units totaling 6,282,500 exit units in Holdings to certain members of the Company’s management, which permitted them to share in appreciation in the value of the Company’s shares. The service units were granted without any remuneration. The service units were to vest over a period of five years and had 10 year contractual terms. The fair value of each service unit was estimated on the date of grant using the Black-Scholes option valuation model and that total fair value was being amortized over the five year vesting period. During the three months ended March 31, 2007, Holdings sold its remaining ownership in the Company and made the final distribution to the holders of service units and exit units. Accordingly, since all amounts due the members of management under the service unit arrangements have been distributed to them by Holdings and no future service is required by the members of management holding service units to obtain value from the service units, the $3.4 remaining previously unrecognized fair value of the service units as of March 31, 2007, was recognized as cost of sales ($2.6) and selling and administrative expenses ($0.8) consistent with the Company’s past allocation of these costs. Cost of sales for the nine months ended September 30, 2007, also includes a provision for loss on litigation of $4.4. See Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements.
Gross profit.  Gross profit was $308.9, or 27.0% of revenues for the nine months ended September 30, 2007, compared to $262.8, or 25.6% of revenues for the nine months ended September 30, 2006. In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate the higher costs and margins related to deferred sales associated with the work stoppage reduced our gross profit for the nine months end September 30, 2007 by approximately $20.
Selling and administrative expenses.  Selling and administrative expenses were $179.4 for the nine months ended

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
September 30, 2007, compared to $161.0 for the nine months ended September 30, 2006. However, 2006 included stock based compensation — exit unit expense of $16.8, as discussed below. The net increase of $18.4 is attributable to higher expense to support the increased volume of business and to continue establishing a corporate function for the stand-alone company, partially offset by the absence of any stock based compensation – exit units in 2007. Selling and administrative expenses for the nine months ended September 30, 2007 and 2006 were 15.7% as a percentage of revenues, including 1.6% applicable to stock based compensation – exit units, for the nine months ended September 30, 2006.
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
The exit units were granted in a series of five tranches. Exit units were eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have vested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units convert to common units of Holdings. When the exit units vest, the Company recognizes a non-cash compensation expense and a credit to additional paid-in capital for the fair value of the exit units determined at the grant date.
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
Research and development expenses.  Total research and development expenses for the nine months ended September 30, 2007 were $10.1, compared to $7.8 for the nine months ended September 30, 2006. The $2.3 increase was from additional engineering staff hired to support the desired growth in research and development spending.
Operating income.  Operating income was $119.4 for the nine months ended September 30, 2007, compared to $105.8 for the nine months ended September 30, 2006. The $13.6 increase was attributed to higher gross profit partially offset by increased Selling and Administration expense as discussed above. As a percentage of revenues, operating income for 2007 was 10.4% compared to 10.3% for 2006.
Interest expense, net.  Interest expense, net was $30.2 for the nine months ended September 30, 2007, compared to $37.0 for the nine months ended September 30, 2006. This reduction results from our reducing long-term debt by $228.1 since December 31, 2005. Interest expense, net for 2007 included $6.1 in amortization of deferred financing costs, of which $3.6 was accelerated amortization due to an early reduction of $137.1 in long-term debt in the period and amending and restating our revolving credit agreement. 2007 included interest related to Maersk litigation totaling $2.2 as described in Note 11 to the Unaudited Notes to Consolidated Financial Statements. Amortization of deferred financing costs for 2006 was $3.9, including $1.1 from accelerated amortization for early payment of debt.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Other income, net. Other income, net was $9.3 for the nine months ended September 30, 2007, compared to other income, net of $7.0 for the nine months ended September 30, 2006. Net currency gains were $6.6 in 2007 and $6.5 in 2006. The 2007 results also included a $2.3 gain recorded on the sale of a minority interest in a small electricity generating facility.
Provision for income taxes. Provision for income taxes was $35.6 for the nine months ended September 30, 2007 and $29.9 for the nine months ended September 30, 2006. The effective tax rate for 2007 was 36.1% compared to 39.4% for 2006. The 2007 rate is slightly higher than the 35% U.S. statutory rate principally because of certain expenses which are not a tax deduction and state and local income taxes partially offset by lower tax rates in certain foreign tax jurisdictions and the United States manufacturing tax deduction. The higher rate in 2006 was due principally to the stock based compensation — exit units, which are not deductible for income tax purposes. Also, during the three months ended September 30, 2006, we provided a valuation allowance of $1.8 for deferred tax assets at our subsidiary in Brazil because their accumulated losses and related net operating loss carry forward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that their deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. We have taken steps to improve our performance in Brazil including ceasing manufacturing New Units and changing local management. We currently expect to maintain our Aftermarket Parts and Services business in Brazil.
Bookings. Bookings for the nine months ended September 30, 2007, increased to $1,581.0 from $1,282.7 for the nine months ended September 30, 2006. The increase was in the New Units segment. This increase reflects the strength of the markets that we serve.
Segment Analysis — nine months ended September 30, 2007, compared to nine months ended September 30, 2006

					Period to Period Change
	Nine months ended		Nine months ended		2006 to
	September 30, 2007		September 30, 2006		2007	% Change
Statement of Segment Data:

Revenues
New units	$540.6	47.2%	$501.0	48.8%	$39.6	7.9%
Aftermarket parts and services	604.3	52.8%	524.8	51.2%	79.5	15.1%

Total revenues	$1,144.9	100.0%	$1,025.8	100.0%	$119.1	11.6%

Gross profit
New units	$86.0		$65.9		$20.1	30.5%
Aftermarket parts and services	222.9		196.9		26.0	13.2%

Total gross profit	$308.9		$262.8		$46.1	17.5%

Operating income
New units	$34.0		$24.7		$9.3	37.7%
Aftermarket parts and services	143.2		131.8		11.4	8.6%
Unallocated expense	(57.8)		(50.7)		(7.1)	14.0%

Total operating income	$119.4		$105.8		$13.6	12.9%

Bookings
New units	$973.0		$674.9		$298.1	44.2%
Aftermarket parts and services	608.0		607.8		0.2	0.0%

Total bookings	$1,581.0		$1,282.7		$298.3	23.3%

Backlog — ending
New units	$1,456.7		$900.3		$556.4	61.8%
Aftermarket parts and services	294.1		282.7		11.4	4.0%

Total backlog	$1,750.8		$1,183.0		$567.8	48.0%

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
New Units
Revenues. New Units revenues were $540.6 for the nine months ended September 30, 2007, compared to $501.0 for the nine months ended September 30, 2006. The $39.6, or 7.9% increase was attributable principally to the continued strong markets we serve.
Gross profit. Gross profit was $86.0 for the nine months ended September 30, 2007, compared to $65.9 for the nine months ended September 30, 2006. Gross profit, as a percentage of segment revenues, was 15.9% for 2007 compared to 13.2% for 2006. These increases were primarily attributable to improved margins as price increase realization offset cost increases in 2007 compared to 2006, and slightly lower allocations of manufacturing overhead due to revenue mix (New Units were 47.2% of total revenues in 2007 versus 48.8% in 2006). In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate the higher costs and margins related to deferred sales associated with the work stoppage reduced this segment’s gross profit for the nine months ended September 30, 2007 by approximately $8 to $9.
Operating income. Operating income was $34.0 for the nine months ended September 30, 2007, compared to $24.7 for the nine months ended September 30, 2006. As a percentage of segment revenues, operating income was 6.3% for 2007 compared to 4.9% for 2006. Both increases were due to the factors cited above.
Bookings. New Units bookings for the nine months ended September 30, 2007 was $973.0, compared to $674.9 for the nine months ended September 30, 2006. This increase was primarily due to continued strength in the energy markets we serve and particularly the upstream market in the European Served Area including the large British Petroleum Skarv FPSO project in the North Sea that was booked earlier in 2007.
Aftermarket Parts and Services
Revenues. Aftermarket Parts and Services revenues were $604.3 for the nine months ended September 30, 2007, compared to $524.8 for the nine months ended September 30, 2006. The $79.5, or 15.1% increase is attributable to a higher backlog of $285.6 at December 31, 2006, compared to $196.6 at December 31, 2005, reflecting the continuing improvement in the overall market conditions. Nevertheless, Aftermarket Parts and Services has been adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $222.9 for the nine months ended September 30, 2007, compared to $196.9 for the nine months ended September 30, 2006. Gross profit, as a percentage of segment revenues was 36.9% for 2007 compared to 37.5% for 2006. These changes were attributed to increased revenues and improved margins due to price increase realizations, partially offset by higher allocations of manufacturing overhead due to the change in the revenue mix (Aftermarket Parts and Services was 52.8% of total revenues in 2007 compared to 51.2% in 2006). In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate the higher costs and margins related to deferred sales associated with the work stoppage reduced this segment’s gross profit for the nine months ended September 30, 2007 by approximately $11 to $12.
Operating income. Operating income was $143.2 for the nine months ended September 30, 2007, compared to $131.8 for the nine months ended September 30, 2006. As a percentage of segment revenues, operating income was 23.7% for 2007 compared to 25.1% for 2006. The increase in the dollar amount and decrease in percent of sales were due to the factors cited above.
Bookings. Aftermarket Parts and Services bookings for the nine months ended September 30, 2007 were $608.0, compared to $607.8 for the nine months ended September 30, 2006. While the overall market continues strong in 2007, Aftermarket Parts and Services has been adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers.

DRESSER-RAND GROUP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended September 30, 2007, was $187.7 compared to $92.1 for the same period in 2006. The increase of $95.6 in net cash provided by operating activities was principally from accounts receivable and customer advance payments, together with improved operating performance. Net cash flow from accounts receivable was $77.0 in the nine months ended September 30, 2007, compared to the $44.0 for the nine months ended September 30, 2006, as sales in the three months ended September 30, 2007 and 2006 were lower than sales of the three months ended December 31, 2006 and 2005. Customer advance payments increased $72.0 during the nine months ended September 30, 2007 as a result of our increased backlog and our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Net income improved to $62.9 for the nine months ended September 30, 2007, from $45.9 in the same period for 2006. Non-cash, stock based compensation decreased to $6.8 for the nine months ended September 30, 2007, from $18.3 for the same period in 2006, principally from the stock based compensation — exit units recognized in 2006 as previously discussed. In 2006, we also recognized a non-cash curtailment gain eliminating certain retiree healthcare benefits.
Net cash used in investing activities increased to $17.9 for the nine months ended September 30, 2007, compared to $13.1 in the same period for 2006 as a result of the $8.1 acquisition of the Gimpel Valve business in April 2007.
Net cash used in financing activities was $141.2 for the nine months ended September 30, 2007, compared to $50.1 for the nine months ended September 30, 2006, related to accelerated payments on long-term debt from available cash flow.
As of September 30, 2007, we had a cash balance of $184.0. During the three months ended September 30, 2007, we amended and restated our senior secured revolving credit facility increasing the facility to $500.0. As a result, we had the ability to borrow $306.6, as $193.4 was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.
Recently adopted accounting standard
Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded during the three months ended March 31, 2007 as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.
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

DRESSER-RAND GROUP INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollars in millions)
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The general weakening of the U.S. dollar over the past two years has improved our overall results as the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. The net foreign currency gain recognized for completed currency transactions and remeasuring monetary assets and liabilities was $6.6 for the nine months ended September 30, 2007 and $6.5 for the nine months ended September 30, 2006.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2007. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the identification of the material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2007, we implemented certain new account reconciliation, journal entry and segregation of duties control procedures and continued (a) to hire additional experienced information technology personnel, (b) to implement a new worldwide information technology system, including continuing to stabilize the system at our operating subsidiary in France that went live during the second quarter of 2007, (c) to hire additional and reassign experienced accounting personnel and (d) to improve the documentation of our worldwide accounting processes and procedures. These changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We plan to continue implementing changes as required to remediate the above reported material weaknesses in internal control over financial reporting as of December 31, 2006.

DRESSER-RAND GROUP INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS ($ and £ in millions)
Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, was involved in litigation that was initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited in 1998. The claimant sought damages of about £8.0 (approximately $16.0). Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately £1.8 ($3.5) or £0.2 ($0.3) in excess of amounts the Company previously recorded as an accrued liability for this litigation, including £0.1 ($.1) and £0.7 ($1.2) recorded as operating expense during the three and nine months ended September 30, 2006, respectively. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation. As a result, under U.K. laws, Maersk requested reimbursement of certain costs of £2.3 ($4.5) plus interest thereon and interest on the award. The Company reached full and final settlement of all costs and interests with Maersk Oil UK Limited during June 2007. The settlement resulted in additional charges being recorded during the nine months ended September 30, 2007 related to resolving this litigation of £3.3 ($6.6),of which £2.2 ($4.4) was recorded as operating expense and £1.1 ($2.2) was recorded as interest expense.
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
As of December 31, 2006, we had 5,612 employees worldwide. Of our employees, approximately 65% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements. The represented employees at our Painted Post, N.Y. facility instituted a work stoppage on August 3, 2007 after we were unable to negotiate a new collective bargaining agreement to replace the one that expired on that date. The work stoppage has continued through the date of the filing of this Form 10-Q. We have continued certain production at our Painted Post facility through hiring temporary and permanent replacement workers and subcontracting work to others in order to provide uninterrupted service to our clients. A material collective bargaining agreement will expire at our Olean, N.Y. facility in June 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Our operations in the following locations are unionized: Le Havre, France; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Additionally, approximately 35% of our employees outside of the United States belong to industry or national labor unions.
We cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that such breakdown in such negotiations will not result in the disruption of our operations.
The economic and political conditions in Venezuela may have an adverse impact on our financial condition and results of operations

DRESSER-RAND GROUP INC.
The economic and political situation in Venezuela is subject to change. The Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to covert bolivars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. The Venezuelan government has also devalued the bolivar a number of times, with the last devaluation in 2005. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolivar receivable balances and bolivar cash balances. To the extent that exchange controls continue in place and the value of the bolivar is reduced further, our financial condition and results of operations could be materially and adversely affected. Our subsidiary in Venezuela had sales of $30.4 million for the nine months ended September 30, 2007 and $63.0 million for the year ended December 31, 2006. Our net investment in our Venezuela subsidiary, including inter-company accounts receivable, was $52.7 million at September 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about repurchases of our common stock during the three months ended September 30, 2007:

			(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of	That May Yet
	(a)	(b)	Publicly	Be Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
	Purchased (1)	Share	Programs	Programs
Period
July 2007	—	—	—	—
August 2007	1,971	$37.69	—	—
September 2007	406	$36.80	—	—

Total	2,377		—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2005 Stock Incentive Plan.
ITEM 6. EXHIBITS
The following exhibits are filed with this report:

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).

Exhibit 10.1	Offer Letter, dated July 15, 2007, from the Company to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed on July 19, 2007, File No., 001-32586).

DRESSER-RAND GROUP INC.

Exhibit 10.2	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Citgroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorportated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed on August 31, 2007, File No. 001-32586).

Exhibit 10.3	Offer Letter, dated August 27, 2007, from the Company to Mark Mai.

Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

DRESSER-RAND GROUP INC.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.
Date: October 30, 2007	/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer