Form 10-K
period 2007-12-31
Dresser-Rand Group Inc.
filed 2008-02-26
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $39.50 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,390,000,000.

There were 85,825,123 shares of common stock outstanding on January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

ITEM 1.	BUSINESS

Overview

Dresser-Rand Group Inc. is a Delaware corporation formed in October 2004. Dresser-Rand Company, an affiliate of Dresser-Rand Group Inc. was initially formed on December 31, 1986, when Dresser Industries, Inc. and Ingersoll Rand entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll Rand. On October 1, 1992, Dresser Industries, Inc. purchased a 1% equity interest from Dresser-Rand Company. In September 1999, Dresser Industries, Inc. merged with Halliburton Industries, and Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries. On February 2, 2000, a wholly-owned subsidiary of Ingersoll Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company. On August 25, 2004, Dresser-Rand Holdings, LLC, an affiliate of First Reserve Corporation (“First Reserve”), a private equity firm, entered into an equity purchase agreement with Ingersoll Rand to purchase all of the equity interests in the Dresser-Rand Entities for approximately $1.13 billion. The acquisition closed on October 29, 2004. In this Form 10-K, we refer to this acquisition as the “Acquisition” and the term “Transactions” means, collectively, the Acquisition and the related financings to fund the Acquisition.

Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us,” the “Company”, the “Successor” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries after giving effect to the consummation of the Transaction, (ii) the term “Dresser-Rand Entities” and the term “Predecessor” refers to Dresser-Rand Company and its direct and indirect subsidiaries, Dresser-Rand Canada, Inc. and Dresser-Rand GmbH and (iii) the term “Ingersoll Rand” refers to Ingersoll Rand Company Limited, a Bermuda corporation, and its predecessors, which sold its interest in the Dresser-Rand Entities in the Acquisition.

We are among the largest global suppliers of rotating equipment solutions to the worldwide oil, gas, petrochemical and process industries. Our services and products are used for a wide range of applications, including oil and gas production, high-pressure injection and enhanced oil recovery, gas transmission, refinery processes, natural gas processing, and petrochemical production. We believe we have the largest installed base in the world of the classes of equipment we manufacture, with approximately 40% of the total installed base of equipment in operation. Our installed base of equipment includes such well-recognized brand names as Dresser-Rand, Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Coppus, Murray and Nadrowski. We provide a full range of aftermarket parts and services to this installed base through our global network of 27 service and support centers covering more than 140 countries. We operate globally with manufacturing facilities in the United States, France, Germany, Norway, and India. Our client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, and chemical and industrial companies. Our clients include Royal Dutch Shell, ExxonMobil, BP, Statoil, Chevron, Petrobras, Pemex, PDVSA, ConocoPhillips, Lukoil, Marathon Oil Corporation, Repsol, and Dow Chemical Company.

Our solutions-based service offering combines our industry-leading technology, proprietary worldwide service center network and deep product expertise. This approach drives our growth as we offer integrated service solutions that help our clients maximize returns on their production and processing equipment. We believe our business model and alliance-based approach align us with our clients who are shifting from purchasing isolated units and services on a transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating, and maintaining their equipment, whether originally manufactured by us or by a third party. In our alliances, we are either the exclusive or preferred supplier of equipment and aftermarket parts and services to a client. Our alliances enable us to:

•	lower clients’ total cost of ownership and improve equipment performance;

•	lower both our transaction costs and our clients’ ;

•	better forecast our future revenues; and

•	develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients.

The markets in which we operate are large and fragmented. We estimate that the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture is approximately $4 billion and the aftermarket parts and services needs of the installed base of such equipment (both in-house and outsourced) is approximately

$10 billion. We believe that we are well positioned to benefit from a variety of long-term trends driving demand in our industry, including:

•	the increased worldwide demand for oil products resulting from economic growth;

•	the maturation of producing fields worldwide, which requires increasing use of compression equipment to maintain production levels;

•	the substantial increase in demand for natural gas, which is driving growth in gas production, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•	the increased outsourcing of equipment maintenance and operations.

Business Strategy

In 2007, approximately 92% of our revenues were generated from energy infrastructure and oilfield spending. Additionally, 48.9% of our total combined revenues were generated by our new units segment and 51.1% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream segments of the oil and gas market. Thus, expect to capitalize on the expected long-term growth in equipment and services investment in these segments. Specifically, we intend to:

Increase Sales of Aftermarket Parts and Services to Existing Installed Base.  The substantial portion of the aftermarkets parts and services needs of the existing installed base of equipment that we currently do not, or only partially, service, represents a significant opportunity for growth. We believe the market has a general preference for aftermarket original equipment manufacturers’ parts and services. We are implementing a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. Through the D-R Avenue project, we have assembled a significant amount of data on both Dresser-Rand’s and competitors’ installed equipment base. We have developed predictive models that help us identify and be proactive in securing aftermarket parts and services opportunities. We are upgrading our service response by integrating the expertise of our factory-based product engineers with the client-oriented service personnel in the field through our Client Interface and Response System (CIRS). CIRS significantly enhances our ability to rapidly and accurately respond to any technical support or service request from our clients. We believe our premium service level will result in continued growth of sales of aftermarket parts and services.

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand Original Equipment Manufacturers’ Equipment.  We believe the aftermarket parts and services market for non-Dresser-Rand equipment represents a significant growth opportunity that we are continuing to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ products. Additionally, with the largest global network of full-capability service centers and field service support for our class of equipment, we are often in a position to provide quick response to clients and to offer local service. We believe these are important service differentiators for our clients. By using D-R Avenue, we intend to capitalize on our knowledge, our broad network of service centers, flexible technology and existing relationships with most major industry participants to grow our aftermarket parts and services solutions for non-Dresser-Rand equipment. We are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered.

Grow Alliances.  As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service providers that can help them optimize performance over the entire life cycle of their equipment. We continue to see a high level of interest among our clients in seeking alliances with us, and we have entered into agreements with more than 49 of our clients. We plan to leverage our market leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing alliances. We currently are the only alliance partner for rotating equipment with Marathon Oil Corporation and Royal Dutch

Shell. In addition, we are a preferred, non-exclusive supplier to other alliance partners, including BP, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Valero, Praxair, Targa, PDVSA, Repsol and DCP Midstream.

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

Introduce New and Innovative Products and Technologies.  We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new product sales and upgrades to our, and other original equipment manufacturers’, installed base of equipment. Many of our products utilize innovative technology that lowers operating costs, improves convenience and increases reliability and performance. Examples of recent new offerings include adapting the DATUM compressor platform for the revamping of other original equipment manufacturers’ equipment, a new design of dry-gas seals and bearings, a new generation of rotating separators and an integrated compression system (ICS). We recently have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. We plan to continue developing innovative products, including new compressor platforms which would further open up new markets to us.

Continue to Improve Profitability.  We continually seek to improve our financial and operating performance through cost reductions and productivity improvements. Process efficiencies, cycle time reductions and cost improvements are being driven by greater worldwide collaboration across Dresser-Rand locations. We have Process Innovation teams removing waste using advanced lean manufacturing methodologies such as valve stream mapping. A large portion of our finished products comes from purchased materials and we are extending our process innovation and lean methodologies to remove waste from our supply chain. We are focused on continuing to improve our cost position in every area of our business, and we believe there is substantial opportunity to further increase our productivity in the future.

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

Segment and geographic revenues and related financial information for 2007, 2006, and 2005 can be found in Note 21, Segment Information, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines. We also manufacture special-purpose gas turbines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power

Turbo Products
Compressors	up to 500k CFM	✓	✓	✓	✓	✓	✓
Gas & Power turbines	up to 60 MW	✓	✓	✓	✓	✓	✓	✓
Hot Gas Expanders	Up to 1600[0]F			✓	✓			✓
Control Systems		✓	✓	✓	✓	✓	✓	✓
Reciprocating Compressors
Process	up to 325k lbs.	✓	✓	✓	✓	✓	✓
Rod Load
Separable	up to 11k HP,	✓	✓	✓
7500 psig
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓

Turbo Products.  We are a leading supplier of turbomachinery for the oil and gas industries worldwide. In 2007, in North America new unit turbomachinery bookings, we were the leader, and we continued to rank in the top three in worldwide market share. Turbo products sales represented 60.9%, 62.3%, and 56.5% of our total new unit revenues for the fiscal years ended 2007, 2006, and 2005, respectively. Centrifugal compressors utilize turbomachinery machinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery. In addition, centrifugal compression is used to separate the composition of various gases in process applications to extract specific gases. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production.

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

Reciprocating Compressors.  We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines to large slow speed motor driven process reciprocating compressors. In 2007, in new unit reciprocating compressor sales, we were the clear leader in North America, and we continued to rank in the top three in worldwide market share. Reciprocating compressor product sales represented 17.3%, 20.7%, and 25.3% of our total new unit revenues for the fiscal years ended 2007, 2006, and 2005, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications and are better able to handle changes in pressure and flow compared to centrifugal compressors. We offer 11 models of process reciprocating compressors, with power capacity ranging from 5 to 45,000 horsepower, and pressures ranging from vacuum to 60,000 psig. We offer seven models of separable reciprocating compressors, with power ratings to 11,000 horsepower. Applications for our reciprocating compressors include upstream production (gas lift, Liquefied Natural Gas, export, gathering, processing, Liquefied Petroleum Gas, and Natural Gas Liquids), midstream transportation (gas transport, storage and fuel gas) and downstream processing (G-T-C, H2 Production, refining, cool gas, methanol and ethylene, NH3, Nitric Acid, and Urea).

Steam Turbines.  We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 21.9%, 17.0%, and 18.2% of our total new unit revenues for the fiscal years ended 2007, 2006, and 2005, respectively. Steam turbines use steam from power plant or process applications and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered multi-stage steam turbines. Our steam turbine models have power capacity ranging from 2 to 75MW and are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, pulp and paper, metals, industrial power production and utilities, sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion.

New Product Development

New product development is an important part of our business. We believe we are an industry leader in introducing new, value-added technology. Our investment in research and development has resulted in numerous technology upgrades focused on aftermarket parts and services growth. Our recent new product development includes adapting the DATUM compressor platform for revamping of other original equipment manufacturers’ equipment, a new design of dry-gas seals and bearings, an in-line rotary separator (IRIS) and a new Integrated Compression System (ICS). ICS uses as a platform high-efficiency DATUM centrifugal compressor technology driven by a high-speed, close-coupled motor, with an integrated gas-liquid separation unit, packaged with process coolers in a single module. It provides a complete compression system that can be applied to all markets — upstream, midstream and downstream. We believe that the ICS is uniquely suited for developing sub-sea applications because the compressor, motor, separation system and gas coolers are contained in the same process module. We have recently introduced a complete suite package of remote monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. We plan to continue developing innovative products.

We believe clients are increasingly choosing their suppliers based upon capability to custom engineer, manufacture and deliver reliable high-performance products, with the lowest total cost of ownership, in the shortest cycle time, and to provide timely, locally based service and support. Our client alliance sales have increased substantially as a result of our ability to meet these client requirements. For example, our combined core centrifugal and process reciprocating new unit revenues from client alliances have increased from approximately $17 million in 2000 to approximately $495 million in 2007.

Revamp/Upgrade Opportunities

In addition to supplying new rotating units, there are significant opportunities for us to supply engineered revamp and upgrade services to the installed base of rotating equipment.

Revamp services involve significant improvement of the aerodynamic performance of rotating machinery by incorporating newer technology to enhance equipment efficiency, durability or capacity. For example, steam turbine revamps involve modifying the original steam flow path components to match new operating specifications such as requirements for power, speed and steam condition.

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

Our proactive efforts to educate our clients on improved revamp technologies to our DATUM line provides significant growth potential with attractive margins. We have the support systems in place, including our technology platform and service facilities and our cost effective Configurator platform, to prepare accurate proposals, to take advantage of the growth potential in this market. In addition, we believe our alliance relationships will allow us to create new revamp opportunities.

Aftermarket Parts and Services

The aftermarket parts and services segment provides us with long-term growth opportunities and a steady stream of recurring revenues and cash flow. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit, which in many cases is as low as five percent of the total life cycle cost of the unit to the client. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

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

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered and require knowledge of their design and performance characteristics to service. We estimate that we currently provide approximately 53% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately two percent of the aftermarket parts and services needs of the equipment base of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher-value added parts and upgrades, and the delivery of sophisticated operating, repair, and overhaul services. Smaller independent companies tend to focus on local markets and have a more basic aftermarket offering.

We believe equipment owners and operators generally prefer to purchase aftermarket parts and services from the original equipment manufacturer of a unit. A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by original equipment manufacturer service providers. The steady demand from our installed base for aftermarket parts and services represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other original equipment manufacturers’ installed base of equipment, developing new technology upgrades and increasing our penetration of higher value-added services to our own installed base.

Because equipment in our industry typically has a multi-decade operational life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, customers place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 27 service and support centers in 15 countries, employing approximately 1,600 service center and field service personnel, servicing our own and other original equipment manufacturers’ turbo and reciprocating compressors as well as steam and gas turbines. Our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Sales and Marketing

We market our services and products worldwide through our established sales presence in over 20 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives. Our sales force is comprised of over 350 direct sales/service personnel and a global network of approximately 100 independent representatives, as well as 27 service and support centers in 15 countries who sell our products and provide service and aftermarket support to our installed base locally in over 140 countries.

Manufacturing and Engineering Design

Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built to clients’ specifications for long-life, mission-critical applications. To improve quality and productivity, we are implementing a variety of manufacturing strategies including focus factories, global manufacturing and integrated supply chain management. With the introduction of the Configurator, we have reduced cycle times of engineering designs by approximately one-third, which we believe to be one of the lowest cycle times in the industry. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as lube oil consoles, gas seal panels, packaging and certain manufacturing whenever the quality, delivery, capacity or costs of such outsourcing provide a value solution. Our manufacturing operations are conducted in ten locations around the world. We have major manufacturing plants outside the United States in France, Norway, India and Germany.

We strive to manufacture the highest quality products and are committed to improve the quality and efficiency of our products and processes. For example, we have established a full-time worldwide process innovation team of 125 employees who work across our various departments, including engineering, finance, purchasing and others, and who are focused on providing our clients with faster and improved configured solutions, short service response times, improved cycle times and on-time-delivery. The team uses a combination of operational performance and continuous improvement tools from Lean Enterprise, 6 Sigma, Value Engineering/Value Analysis, Total Quality Management, plus other value-creation and change management methodologies. Our aggressive focus on product quality is essential due to the strict performance requirements for our final products. All of our plants are certified in compliance with ISO 9001, with several also holding ISO 14001.

We manufacture many of the components included in our products. The principal raw materials required to manufacture our products are purchased from numerous suppliers, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies, petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include Royal Dutch Shell, ExxonMobil, BP, Statoil, Chevron, Petrobras, Pemex, PDVSA, ConocoPhillips, Lukoil, Marathon Oil Corporation, Repsol, and Dow Chemical Company. In 2007 and 2005, no one client exceeded 5% of total net revenues. In 2006, Daewoo Ship Building & Marine Engineering Co., Ltd. totaled 5.9% of total net revenues, PDVSA totaled 5.2% and Chevron totaled 5.0%.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. The alliance agreements are generally terminable upon 30 days’ notice without penalty, and therefore do not assure a long-term business relationship. We have so far entered more than 49 alliances, and currently are the only alliance partner for like rotating equipment with exclusive alliances with Marathon Oil Corporation, and Royal Dutch Shell, plc. We also have preferred, non-exclusive supplier alliances with BP, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Valero, Praxair, Targa, PDVSA, Repsol and DCP Midstream.

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

Over the last 20 years, the turbo compressor industry has consolidated from more than 15 to 7 of our larger competitors, the reciprocating compressor industry has consolidated from more than 12 to 7 of our larger competitors and the steam turbine industry has consolidated from more than 18 to 5 of our larger competitors. Our larger competitors in the new unit segment of the turbo compressor industry include General Electric/Nuovo Pignone, Siemens, Solar Turbines, Inc., Rolls-Royce Group plc, Elliott Company, Mitsubishi Heavy Industries and MAN Turbo; in the reciprocating compressor industry include General Electric/Nuovo Pignone, Burckhardt Compression, Neuman & Esser, Peter Brotherhood Ltd., Ariel Corp., Thomassen and Mitsui; and in the steam turbine industry include Elliott Company, Siemens, General Electric/Nuovo Pignone, Mitsubishi Heavy Industries and Shin Nippon.

In our aftermarket parts and services segment, we compete with our major competitors as discussed above, small independent local providers and our clients’ in-house service providers. However, we believe there is an increasing trend for clients to outsource services, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by original equipment manufacturers’ knowledgeable service providers.

Research and Development

Our research and development expenses were $12.8 million, $10.4 million, and $7.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. It is our policy to make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance and significant cost savings. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2007, we had approximately 6,000 employees worldwide. Of our employees, approximately 70% are located in the United States. Approximately 30% of our employees in the United States are covered by collective bargaining agreements.

Our represented employees at our Painted Post, N.Y. facility imposed a work stoppage/strike on August 3, 2007 at the expiration of the then existing collective bargaining agreement as a result of our being unable to reach a new agreement with the Union (Local 313 IUE-CWA). During the strike, we continued negotiations but were unable to reach a new agreement with Local 313. In the interim, Local 313 filed eleven unfair labor practice claims with Region 3 of the National Labor Relations Board (NLRB), ultimately seeking a ruling from Region 3 that the strike was an unfair labor practice strike rather than an economic strike. After many months, the striking employees made an unconditional offer to return to work under the terms of the expired contract. We did not accept the employees’ offer and instead, in support of our bargaining demands, engaged in a lock-out of employees that lasted approximately one week. On November 29, 2007, the Company implemented the terms of its last offer after reaching impasse in the negotiations and the represented employees again agreed to return to work unconditionally and the Company began the process of returning employees to work. On December 20, 2007, Region 3 notified the Company that the work stoppage (strike) by the represented employees will be deemed an economic strike, not an unfair labor practice strike as originally alleged by the represented employees. Further, the unfair labor practice claims were found to be insufficient to give rise to any Company obligation to provide back pay to striking workers, and, additionally, the Company can retain its permanently hired new employees. Of the eleven unfair labor practice claims originally filed against the Company, five have now been withdrawn by Local 313. Three claims were outright dismissed by Region 3 and the represented employees have appealed the dismissal of those claims before the NLRB in Washington. Management believes that none of the appealed claims, if adversely determined, will have a material adverse effect on the business. The remaining three claims, which would now be subject to further proceedings in the Region, were insufficient to convert the strike to an unfair labor practice strike. Significantly, none of the three remaining claims are related to the negotiating process with the Union. While the Company would have the right to proceed to a full trial to challenge the remaining claims, the Company has agreed to terminate those claims by posting a NLRB notice in the facility.

On December 31, 2007, Local 313 filed ten new unfair labor practice claims with Region 3 of the NLRB. Management believes that none of those ten charges, if sustained by the Region, would have a material and adverse effect on the business.

A material collective bargaining agreement will expire at our Olean, N.Y. facility in June 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Our operations in the following countries are unionized: Le Havre, France; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Additionally, overseas, approximately 27% of our employees belong to industry or national labor unions. We believe that our relations with our employees are good.

Environmental and Government Regulation

Manufacturers, such as our company, are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface water and subsurface water, the generation, handling, storage, transportation, treatment and disposal of waste and other materials, and the remediation of environmental pollution relating to such companies’ (past and present) properties and operations. Costs and expenses under such environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict. We do not believe that our liabilities in connection with compliance issues will have a material and adverse effect on us.

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

We have sent wastes from our operations to various third-party waste disposal sites. From time to time we receive notices from representatives of governmental agencies and private parties contending that we are potentially liable for a portion of the investigation and remediation costs and damages at such third-party sites. We do not believe that our liabilities in connection with such third-party sites, either individually or in the aggregate, will have a material and adverse effect on us.

The equity purchase agreement entered into in connection with the Acquisition provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort cases, which had a three-year time limit for a claim to be filed, Ingersoll Rand will remain responsible without time limit for certain specified known environmental liabilities that existed as of the October 29, 2004, closing date. Each of these liabilities has been placed on the Environmental Remediation and Compliance Schedule to the equity purchase agreement (the “Final Schedule”). We are responsible for all environmental liabilities that were not identified prior to the closing date and placed on the Final Schedule.

Pursuant to the equity purchase agreement, Ingersoll Rand is responsible for all response actions associated with the contamination matters placed on the Final Schedule and must perform such response actions diligently. However, to the extent contamination at leased properties was caused by a third party and to the extent contamination at owned properties resulted from the migration of releases caused by a third party, Ingersoll Rand is only required to conduct response actions after being ordered to do so by a governmental authority.

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

Our company’s name and principal trademark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.

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

We have adopted a Code of Conduct that applies to all employees, executive officers and directors. The Code of Conduct is posted on our website, www.dresser-rand.com, and is available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o Mark F. Mai, 1200 West Sam Houston Parkway North, Houston, Texas 77043. Any amendment to the Code of Conduct or any waiver of any provision of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be disclosed on our website at www.dresser-rand.com or in a report on Form 8-K within four business days of such event. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Board.

We submitted the certification of our CEO required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 11, 2007 with no qualifications.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have reported material weaknesses in our internal controls over financial reporting in prior years.

We reported material weaknesses in internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2006. Those material weaknesses, all of which have been remediated as of December 31, 2007, principally involved inadequate (1) preparation and review of account reconciliations and journal entries, (2) segregation of duties and access limitation to critical financial systems and (3) control environment regarding the adequacy of accounting and information technology personnel and information technology general controls. A description of the material weaknesses is included in Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2006.

While we have remediated the previously reported material weaknesses, we cannot be certain that remedial measures we have taken will be effective in sustaining the remediation of all previously identified deficiencies in our internal control over financial reporting or result in the design, implementation and maintenance of adequate controls over our financial processes and reporting in the future. Our inability to sustain the remediation of the previously reported material weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, inferior internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to similar inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

Our operating results and cash flows could be harmed during economic or industry downturns.

The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile commodity prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the aging of the installed base of equipment throughout the industry, gas market growth and the construction of new gas infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate. Therefore, any significant downturn in our clients’ markets or in general economic conditions could result in a reduction in demand for our services and products and could harm our business. Such downturns, or the perception that they may occur, could have a significant negative impact on the market price of our senior subordinated notes and our common stock.

We may not be successful in implementing our business strategy to increase our aftermarket parts and services revenue.

We estimate that we currently provide approximately 53% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately two percent of the aftermarket parts and services needs of the equipment base of other manufacturers. Our future success depends, in part, on our ability to provide aftermarket parts and services to both our own and our competitors’ equipment base and our ability to develop and maintain our alliance relationships. Our ability to implement our business strategy successfully depends on a number of factors, including the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of our clients to outsource their service needs to us, the willingness of our competitors’ clients to outsource their service needs to us, and general economic conditions. We cannot assure you that we will succeed in implementing our strategy.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business, principally in the new unit segment. The principal methods of competition in our markets include product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. In our aftermarket parts and services segment, we compete with our major competitors, small independent local providers and our clients’ in-house service providers. Other original equipment manufacturers typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business.

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

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. For the year ended December 31, 2007, 42% of our net revenue was derived from the U.S. and Canada, 18% from Europe, 15% from the Middle East and Africa, 12% from Asia Pacific and 13% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

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

Some of the international markets in which we operate are politically unstable and are subject to occasional civil and communal unrest, such as Western Africa. For example, in Nigeria we terminated a contract in 2003 due to civil unrest. Riots, strikes, the outbreak of war or terrorist attacks in foreign locations, such as in the Middle East, could also adversely affect our business.

From time to time, certain of our foreign subsidiaries operate in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and the United Nations. Those foreign subsidiaries sell compressors, turbines and related parts, accessories and services to customers including enterprises controlled by government agencies of these countries in the oil, gas, petrochemical and power production industries. The Company’s foreign subsidiaries’ aggregate 2007 sales into countries that were subject to pending sanctions and embargos were less than one percent (1%) of the Company’s total sales. Although not material in magnitude, certain investors may view even our limited business in these countries adversely which could have a negative effect on the trading price of our securities. These sanctions and embargoes do not generally prohibit those subsidiaries from transacting business in such countries, however, they can prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities.

In addition, some of these countries are or previously have been identified by the State Department as terrorist-sponsoring states. Because certain of our foreign subsidiaries have contact with and transact business in such countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material and adverse effect on the price of our senior subordinated notes and our common stock. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may have a material and adverse effect on the prices of our senior subordinated notes and our common stock.

Fluctuations in the value of the U.S. dollar and other currencies and the volatility of exchange rates may adversely affect our financial condition and results of operations.

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our combined financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material and adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including our senior subordinated notes and the U.S. dollar-denominated borrowings under our senior secured credit facility.

In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, the economic and political situation in Venezuela is subject to change. The Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to covert bolivars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. The Venezuelan government has also devalued the bolivar a number of times, with the last devaluation in 2005. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolivar receivable balances and bolivar cash balances. To the extent that exchange controls continue in place and the value of the bolivar is reduced further, our financial condition and results of operations could have a materially and adverse effect on our business. Our subsidiary in Venezuela had sales of $38.5 million for the year ended December 31, 2007.

Our net investment in our Venezuela subsidiary, including inter-company accounts receivable, was $52.5 million at December 31, 2007. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material and adverse effect on our financial condition or results of operations. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

If we lose our senior management, our business may be materially and adversely affected.

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. Six of the top members of our senior management team have been with us for over 20 years, including our Chief Executive Officer and president who has been with us for 27 years. In addition, there is significant demand in our industry for qualified engineers and mechanics. Further, several members of our management received a significant amount of the net proceeds from the initial public offering and secondary offerings of our common stock by D-R Interholding, LLC. We cannot assure you that we will be able to retain all of our current senior management personnel and to attract and retain other personnel, including qualified mechanics and engineers, necessary for the development of our business. The loss of the services of senior management and other key personnel or the failure to attract additional personnel as required could have a material and adverse effect on our business, financial condition and results of operations.

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

We routinely deal with natural gas, oil and other petroleum products. As a result of our fabrication and aftermarket parts and services operations, we generate, manage and dispose of, or recycle, hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, clean-up and monitoring requirements under U.S. and foreign, federal, state and local environmental laws and regulations. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party also is liable.

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including the clean-up and investigation of some of our properties as well as offsite disposal locations. In addition, although we believe our operations are in compliance with environmental laws and regulations and that we will be indemnified by Ingersoll Rand for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of

Ingersoll Rand to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material and adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2007, we had approximately 6,000 employees worldwide. Of our employees, approximately 70% are located in the United States. Approximately 30% of our employees in the United States are covered by collective bargaining agreements. We are operating at our Painted Post, N.Y., facility without a collective bargaining agreement but under the terms of the Company’s last offer. A material collective bargaining agreement will expire at our Olean, N.Y., facility in June 2008. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Our operations in the following locations are unionized: Le Havre, France; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Additionally, approximately 27% of our employees outside of the United States belong to industry or national labor unions. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Our Predecessor financial information may not be comparable to future periods.

The Predecessor financial information included in Item 6. Selected Financial Data of this Form 10-K does not reflect our results of operations, financial position and cash flows that would have occurred if we had been a separate, independent entity during the periods presented and may not be comparable to future periods. The Predecessor financial information included in this Form 10-K does not reflect the many significant changes that have occurred in our capital structure, funding and operations as a result of the transactions or the additional costs we incur in operating as an independent stand alone company. For example, funds required for working capital and other cash needs historically were obtained from Ingersoll Rand on an interest-free, intercompany basis without any debt service requirement. Furthermore, we were a limited partnership in the United States until October 29, 2004, and generally did not pay income taxes, but have since become subject to income taxes.

We may be faced with unexpected product claims or regulations as a result of the hazardous applications in which our products are used.

Because some of our products are used in systems that handle toxic or hazardous substances, a failure or alleged failure of certain of our products have resulted in, and in the future could result in, claims against our company for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products.

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

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material and adverse effect on our business, financial condition or results of operation. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products and require us to redesign or, in the case of trademark claims, rename our products, any of which could have a material and adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected if we encounter difficulties as we implement an Oracle based information management system.

We are in the process of implementing an Oracle based information management system across our worldwide operations. We have begun the implementation at our LeHavre, Burlington and Bielefeld facilities and expect to start implementation at our Painted Post facility in 2008. Although the transition to date has proceeded without any materially and adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production or our other operations. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

The common stock and certain debt securities of Ingersoll Rand are publicly traded in the United States. Acts or omissions by this unaffiliated company may adversely affect the value of the “Rand” brand name or the trading price of our common stock and our senior subordinated notes. In addition, press and other third-party announcements or rumors relating to Ingersoll Rand may adversely affect the trading price of our common stock and our senior subordinated notes and the demand for our services and products, even though the events announced or rumored may not relate to us, which in turn could adversely affect our results of operations and financial condition.

Natural gas operations entail inherent risks that may result in substantial liability to us.

We supply products to the natural gas industry, which is subject to inherent risks, including equipment defects, malfunctions and failures and natural disasters resulting in uncontrollable flows of gas or well fluids, fires and explosions. These risks may expose our clients to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We also may become involved in litigation related to such matters. If our clients suffer damages as a result of the occurrence of such events, they may reduce their business with us. Our business, consolidated financial condition, results of operations and cash flows could be materially and adversely affected as a result of such risks.

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

The covenants in our restated senior secured credit facility and the indenture governing our senior subordinated notes impose restrictions that may limit our operating and financial flexibility.

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

The restated senior secured credit facility also requires us to comply with specified financial ratios and tests, including but not limited to, a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The indenture governing our senior subordinated notes also contains restrictions on dividends or other payments to us by our restricted subsidiaries.

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

•	actual or anticipated variations in operating results;

•	changes in opinions and earnings and other financial estimates by securities analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, new products and technologies, or other strategic initiatives.

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

Our corporate headquarters is located in Houston, Texas. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2007.

		Approx.
Location	Status	Square Feet	Type

Bielefeld, Germany	Owned	31,000	Manufacturing and services
Burlington, Iowa	Owned	185,000	Manufacturing and services
Campinas, Brazil	Owned	36,870	Services
Houston, Texas	Owned	109,800	Manufacturing and Services
Houston, Texas	Owned/Leased	173,000	Warehouse and offices
Kongsberg, Norway	Leased	104,000	Manufacturing and services
Le Havre, France	Owned/Leased	829,700	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Oberhausen, Germany	Owned	75,000	Manufacturing and services
Olean, New York	Owned/Leased	970,000	Manufacturing and services
Painted Post, New York	Owned/Leased	840,000	Manufacturing and services
Wellsville, New York	Owned/Leased	380,000	Manufacturing and services

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by Ingersoll Rand for certain of these matters under the Equity Purchase Agreement as part of the Acquisition. Subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

	High	Low

2007
Quarter ended March 31, 2007	$31.25	$22.20
Quarter ended June 30, 2007	$40.28	$29.77
Quarter ended September 30, 2007	$43.50	$31.00
Quarter ended December 31, 2007	$43.99	$34.33

2006
Quarter ended March 31, 2006	$27.94	$22.01
Quarter ended June 30, 2006	$27.10	$18.92
Quarter ended September 30, 2006	$23.64	$18.60
Quarter ended December 31, 2006	$26.23	$18.81

As of January 31, 2008, there were 15 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 45,425 as of January 31, 2008.

We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and acquisitions. At December 31, 2007, the amount available to us to pay cash dividends under the more restrictive covenants of our restated senior secured credit facility and our indenture governing the senior subordinated notes is limited to 5% of the proceeds of any future issuance of common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

There were no repurchases of our common stock during the fourth quarter of 2007.

Performance Graph

The Company is electing to use the PHLX Oil Service Sector Index (OSX), which is accessible to our shareholders in newspapers, the internet and other readily available sources. The Company previously used in the graph of cumulative total return, assuming reinvestment of dividends, a custom composite index of peer issuers that were selected in good faith. The custom composite index included Cameron International, Dril-Quip, Inc., FMC Technologies, Inc., Hydril Company, and National-Oilwell Varco Inc. In 2007, Hydril Company was acquired by Tenaris SA. The Company believes the custom composite index, because of the current limited number of companies, is not as representative for comparison purposes as the OSX index of 15 companies in the oil service sector.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company Name/Index	8/5/05	12/30/05	12/29/06	12/31/07
Dresser-Rand Group Inc.	$100	$106	$107	$171

S&P 500 Index	100	103	119	125

PHLX Oil Service Sector Index	100	110	121	182

Peer Group	100	112	129	267

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filing and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information as of and for the periods indicated has been derived from our audited consolidated or combined financial statements. You should read the following information together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto included in Item 15 of this Form 10-K.

	Successor				Predecessor
				Period from	Period from
				October 30	January 1	Year
				through	through	Ended
	Year Ended December 31,			December 31,	October 29,	December 31,
	2007	2006	2005	2004	2004	2003
	($ in millions, except per share data)
Statement of Income Data:
Net sales, third parties	$1,665.0	$1,501.5	$1,206.9	$199.9	$712.5	$1,332.2
Net sales to affiliates	—	—	—	—	1.8	1.4
Other operating revenue	—	—	1.3	—	1.2	1.7

Total revenues	1,665.0	1,501.5	1,208.2	199.9	715.5	1,335.3
Cost of sales	1,216.1	1,097.8	921.0	149.6	538.0	1,132.0

Gross profit	448.9	403.7	287.2	50.3	177.5	203.3
Selling and administrative expenses(1)	239.0	228.8	164.0	21.5	122.7	156.1
Research and development expenses	12.8	10.4	7.1	1.0	5.7	8.1
Curtailment amendment(2)	—	(11.8)	—	—	—	—
Write-off of purchased in-process research and development assets	—	—	—	1.8	—	—

Operating income	197.1	176.3	116.1	26.0	49.1	39.1
Interest (expense) income, net	(36.8)	(47.9)	(57.0)	(9.7)	3.2	1.9
Early redemption premium on debt	—	—	(3.7)	—	—	—
Other income (expense), net	7.3	8.9	(2.8)	(1.8)	1.9	(9.2)

Income from continuing operations before incomes taxes	167.6	137.3	52.6	14.5	54.2	31.8
Provision for incomes taxes(3)	60.9	58.5	15.5	7.3	12.0	11.4

Income from continuing operations	106.7	78.8	37.1	7.2	42.2	20.4
Net income	$106.7	$78.8	$37.1	$7.2	$42.2	$20.4

Income per share, basic and diluted(4)	$1.25	$0.92	$0.56	$0.13
Cash flow data:
Cash flows provided by operating activities	$216.0	$164.1	$212.4	$17.4	$57.7	$51.0
Cash flows (used in) investing activities	(26.0)	(19.5)	(59.5)	(1,126.9)	(4.9)	(7.1)
Cash flows (used in) provided by financing activities	(140.8)	(100.1)	(160.1)	1,217.6	(52.0)	(63.5)

					Predecessor
	Successor				As of
	As of December 31,				December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$206.2	$146.8	$98.0	$111.5	$41.5
Total assets	1,950.9	1,771.3	1,657.9	1,751.1	1,063.9
Debt:
Current portion of debt	0.2	0.1	0.1	6.7	3.7
Long-term debt, net of current maturities	370.3	505.6	598.1	816.7	0.2
Total debt	370.5	505.7	598.2	823.4	3.9
Stockholders’ equity	805.2	631.9	514.7	452.9	—
Partnership interest	—	—	—	—	565.0

(1)	2006 amount includes stock-based compensation expense — exit units of $23.6.

(2)	See Note 13, Post-retirement Benefits other than Pensions, in the Notes to Consolidated Financial Statements.

(3)	The Successor is organized as a corporation while the Predecessor was organized in the United States as a partnership. The information presented does not give effect to the income taxes the Predecessor would have been required to recognize if it were organized as a corporation. Pro forma tax expense for the year ended December 31, 2004, was $16.0. Pro forma tax expense reflects income tax expense that would have been required to be recorded as a tax expense if organized as a corporation during these periods and also includes other pro forma adjustments related to the acquisition of Dresser-Rand Company by affiliates of First Reserve on October 29, 2004.

(4)	Historical basic and diluted earnings per share data have not been presented for the Predecessor because the Predecessor did not operate as a separate legal entity from Ingersoll Rand.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION ($ in millions except per share and per unit data)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	competition in our markets;

•	failure to complete, or achieve the expected benefits from, any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	our ability to operate as a stand-alone company;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights; and

•	other factors described in this Form 10-K.

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

We operate globally with manufacturing facilities in the United States, France, Germany, Norway and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our 67 global locations in 11 U.S. states and 24 countries. For the year ended December 31, 2007, our revenue by geographic region consisted of North America 42%, Europe 18%, Asia Pacific 12%, Middle East and Africa 15% and Latin America 13%. Our total combined revenues by geographic region for the year ended December 31, 2006, consisted of North America 36%, Europe 24%, Latin America 14%, Asia Pacific 14% and the Middle East and Africa 12%.

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

In September 1999, Dresser Industries, Inc. merged with Halliburton Industries. Accordingly, Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries on that date. On February 2, 2000, a wholly-owned subsidiary of Ingersoll Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company for a net purchase price of approximately $543.

On August 25, 2004, Dresser-Rand Holdings, LLC, an affiliate of First Reserve, entered into an equity purchase agreement with Ingersoll Rand (the “Acquisition”) to purchase all of the equity interests in the Dresser-Rand Entities for $1,130. The Acquisition closed on October 29, 2004. In connection with the Acquisition, funds affiliated with First Reserve contributed $430 in cash as equity to Dresser-Rand Holdings, LLC, which used this cash to fund a portion of the purchase price for the Dresser-Rand Entities. The remainder of the cash needed to finance the acquisition, including related fees and expenses, was provided by borrowings of $420 in senior subordinated notes due 2014 and under a $695 senior secured credit facility which consisted of a $395 term loan portion and a $300 revolving portion. During 2007, we entered into an amended and restated senior credit facility increasing the revolving credit amount to $500.

Basis of Presentation

The information presented in Item 6. Selected Financial Data is labeled as “Predecessor” for the periods prior to the Acquisition and is labeled as “Successor” for the periods subsequent to the Acquisition and was developed from audited financial statements.

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

The Predecessor combined financial statements include the accounts of all wholly-owned and majority-owned subsidiaries of Dresser-Rand Company, as well as the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH, which were owned by Ingersoll Rand, but were managed and operated by the Predecessor along with the investments in Multiphase Power and Processing Technologies, LLC (USA) and Dresser-Rand & Enserv Services Sdn. Bhd. (Malaysia). Allocation of costs for facilities, functions and certain services performed by Ingersoll Rand on behalf of the Predecessor, including environmental and other risk management, internal audit, transportation service, administration of benefit and insurance programs and certain tax, legal, accounting and treasury functions have been made. All of the allocations and estimates in the combined financial statements are based on assumptions that the management of the Company and Ingersoll Rand believe are reasonable.

Effects of Currency Fluctuations

We conduct operations in over 140 countries. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a large purchase or a large sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The majority of our revenues and costs are denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in hedging strategies going forward, but have not attempted to qualify for hedge accounting treatment during 2007, 2006 or 2005. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and results of operations.

Revenues

Our revenues are primarily generated through the sale of new units and aftermarket parts and services. Revenues are recognized as described in Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements.

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

Other Income (Expense)

Other income (expense) includes those items that are non-operating in nature. Examples of items reported as other income (expense) are equity in earnings of certain 50% or less owned affiliates, casualty losses, certain government grants and the impact of currency exchange fluctuations.

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

Income Taxes

For the Predecessor periods presented, certain of the Dresser-Rand Entities were accounted for as a partnership and were not required to provide for income taxes, since all partnership income and losses were allocated to the partners for inclusion in their respective financial statements. In connection with the Transactions, the assets of the former partnership are now subject to corporate income taxes. For income tax purposes, the former partnership assets have been recorded at, and will be depreciated based upon their fair value at the time of the Transaction instead of their historical amount. On October 29, 2004, our business became subject to income tax, which has impacted our results of operations for the years ended December 31, 2007, 2006 and 2005 and for the period from October 30, 2004 through December 31, 2004 and will affect our results in the future.

For the Predecessor periods presented and prior to the Transactions, certain of our operations were subject to U.S. or foreign income taxes. After the Transactions, all of our operations are subject to U.S. or foreign income taxes. In preparing our financial statements, we have determined the tax provision of those operations on a separate company basis.

Bookings and Backlog

New Units

Bookings represent firm orders placed for specific scope of supply during the period, whether or not filled. The elapsed time from booking to completion of performance is currently averaging 15 months (longer for less frequent major projects). The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of authorization which management has determined are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. In certain cases, cancellation of a contract provides us with the opportunity to bill for certain incurred costs and penalties.

Aftermarket Parts and Services

Bookings represent firm orders placed for specific scope of supply during the period, whether or not filled. Backlog primarily consists of unfilled parts orders and open repair and field service orders. The elapsed time from order entry to completion can be one day to 12 months depending on the complexity of the order. The cancellation of an order for parts can generally be made without penalty. Backlog is adjusted to reflect currency fluctuations. Bookings are adjusted to reflect cancellations and revised scope.

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our amended and restated senior secured credit facility, we are entitled to have up to $500 of letters of credit outstanding at any time, subject to certain conditions.

Results of Operations

Year ended December 31, 2007, compared to the year ended December 31, 2006

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006

Statement of Operations Data:
Total revenues	$1,665.0	100.0%	$1,501.5	100.0%
Cost of sales	1,216.1	73.0	1,097.8	73.1

Gross profit	448.9	27.0	403.7	26.9
Selling and administrative expenses	239.0	14.4	228.8	15.2
Research and development expenses	12.8	0.8	10.4	0.7
Curtailment amendment	—	—	(11.8)	(0.8)

Operating income	197.1	11.8	176.3	11.7
Interest expense, net	(36.8)	(2.2)	(47.9)	(3.2)
Other income, net	7.3	0.4	8.9	0.6

Income before income taxes	167.6	10.1	137.3	9.1
Provision for income taxes	60.9	3.7	58.5	3.9

Net income	$106.7	6.4%	$78.8	5.2%

Bookings	$2,194.7		$1,838.9

Backlog — end of period	$1,859.3		$1,267.4

Total revenues.  The energy market is very robust as the worldwide demand for and price of oil and gas continues to be strong, which in turn has caused very strong market conditions for our products and services. Total revenues were $1,665.0 for the year ended December 31, 2007, compared to $1,501.5 for the year ended December 31, 2006. This is a $163.5, or 10.9% increase. The highly engineered nature of our worldwide products and services does not lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was up significantly during 2007. The aftermarket parts and services segment increased as a percentage of revenues while the New Unit segment decreased.

Cost of sales.  Cost of sales was $1,216.1 for the year ended December 31, 2007, compared to $1,097.8 for the year ended December 31, 2006. As a percentage of revenues, cost of sales was approximately 73% for both years principally because our increased price realization in excess of market cost increases was offset by the effects of the work stoppage at our Painted Post facility in 2007 as discussed below.

Gross profit.  Gross profit was $448.9, or 27.0% of revenues for the year ended December 31, 2007, compared to $403.7, or 26.9% of revenues for the year ended December 31, 2006. In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007, when we declared impasse. At that time, we implemented our last contract offer and the employees agreed to return to work. We estimate the work stoppage and related preparation costs reduced our gross profit for the year ended December 31, 2007, by approximately $34.

Selling and administrative expenses.  Selling and administrative expenses were $239.0 for the year ended December 31, 2007, compared to $228.8 for the year ended December 31, 2006. However, 2006 included stock based compensation - exit unit expense of $23.6, as discussed below. The net increase of $10.2 is attributable to higher expense to support the increased volume of business partially offset by the absence of any stock based compensation — exit units in 2007. Selling and administrative expenses were 14.4% as a percentage of revenues for the year ended December 31, 2007, compared to 15.2% for 2006. 2006 included 1.6% applicable to stock based compensation — exit units.

Stock based compensation — exit units.  On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permitted the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permitted them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per unit and were granted 300,000 service units and 700,000 exit units. The price per unit was below their fair value at that time resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4. The Company accounted for the transactions between Holdings and the Company’s executives in accordance with FASB Statement 123(R), which required the Company to record expense for services paid by the stockholder for the benefit of the Company.

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

During 2006, Holdings sold shares of the Company common stock that it owned for net proceeds to Holdings of approximately $1,000. As a result, all five tranches of exit units vested and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of the exit units of $23.6 during 2006. This expense did not require the use of any Company cash or the issuance of any Company stock.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2007 were $12.8, compared to $10.4 for the year ended December 31, 2006. The $2.4 increase was from additional engineering staff hired to support the desired growth in research and development spending.

Curtailment amendment.  On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility. That new agreement eliminated future retiree health benefits for active represented employees covered by the agreement who did not meet certain criteria on January 1, 2006. The resulting $11.8 net curtailment amendment reduction in accumulated benefit obligation was recorded in 2006 as the period to full eligibility for those remaining plan participants who were not fully eligible on that date was less than one year.

Operating income.  Operating income was $197.1 for the year ended December 31, 2007, compared to $176.3 for the year ended December 31, 2006. The $20.8 increase was attributed to higher gross profit partially offset by increased Selling and Administration expense and the absence of a curtailment amendment as discussed above. As a percentage of revenues, operating income was 11.8% for 2007 compared to 11.7% for 2006.

Interest expense, net.  Interest expense, net was $36.8 for the year ended December 31, 2007, compared to $47.9 for the year ended December 31, 2006. This reduction results from our reducing long-term debt since December 31, 2006. Interest expense, net for 2007 included $6.9 in amortization of deferred financing costs, of which $3.7 was accelerated amortization due to an early payment of $137.2 in long-term debt in the period and amending and restating our senior secured credit facility. Interest related to the Maersk litigation totaling $2.2 as described in Note 15 to the Notes to Consolidated Financial Statements are also included in the amounts for 2007. Amortization of deferred financing costs for 2006 was $5.7, including $2.0 from accelerated amortization for early payment of debt.

Other income (expense), net.  Other income, net was $7.3 for the year ended December 31, 2007, compared to other income, net of $8.9 for the year ended December 31, 2006. Net currency gains were $5.5 in 2007 and $8.9 in 2006. The 2007 results also included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility.

Provision for income taxes.  Provision for income taxes was $60.9 for the year ended December 31, 2007 and $58.5 for the year ended December 31, 2006. The effective tax rate for 2007 was 36.3% compared to 42.6% for 2006. The 2007 rate is slightly higher than the 35% U.S. statutory rate principally because of certain expenses which are not a tax deduction and state and local income taxes partially offset by lower tax rates in certain foreign tax jurisdictions and the United States manufacturing tax deduction. The higher rate in 2006 was due principally to the stock based compensation — exit units, which are not deductible for income tax purposes. Also, during 2006, we provided a valuation allowance of $1.8 for deferred tax assets at our subsidiary in Brazil because its accumulated losses and related net operating loss carry forward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that its deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized.

Bookings and Backlog.  Bookings for the year ended December 31, 2007 increased to $2,194.7 from $1,838.9 for the year ended December 31, 2006. The backlog increased to $1,859.3 at December 31, 2007 from $1,267.4 at December 31, 2006. These increases were principally in the New Units segment. This increase reflects the strength of the markets that we serve.

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

Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses included corporate expenses, research and development expenses, the curtailment amendment and stock-based compensation — exit units.

Segment Analysis — year ended December 31, 2007, compared to year ended December 31, 2006

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006

Statement of Segment Data:
Revenues
New units	$813.5	48.9%	$749.6	49.9%
Aftermarket parts and services	851.5	51.1%	751.9	50.1%

Total revenues	$1,665.0	100.0%	$1,501.5	100.0%

Gross profit
New units	$127.2		$108.6
Aftermarket parts and services	321.7		295.1

Total gross profit	$448.9		$403.7

Operating income
New units	$56.4		$47.3
Aftermarket parts and services	213.8		204.4
Unallocated corporate expenses	(73.1)		(75.4)

Total operating income	$197.1		$176.3

Bookings
New units	$1,321.5		$1,002.3
Aftermarket parts and services	873.2		836.6

Total bookings	$2,194.7		$1,838.9

Backlog — end of period
New units	$1,543.0		$981.8
Aftermarket parts and services	316.3		285.6

Total backlog	$1,859.3		$1,267.4

New Units

Revenues.  Revenues for this segment were $813.5 for the year ended December 31, 2007, compared to $749.6 for the year ended December 31, 2006. The $63.9, or 8.5% increase was attributable principally to the continuing strong markets we serve, offset slightly by the effect of the work stoppage at our Painted Post, N.Y. facility mentioned previously.

Gross profit.  Gross profit was $127.2 for the year ended December 31, 2007, compared to $108.6 for the year ended December 31, 2006. Gross profit, as a percentage of segment revenues, was 15.6% for 2007 compared to 14.5% for 2006. These increases were primarily attributable to improved margins as price increase realization offset cost increases in 2007 compared to 2006, and slightly lower allocations of manufacturing overhead due to revenue mix (as new units were 48.9% of total revenues in 2007 versus 49.9% in 2006). In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007 by approximately $14 to $15.

Operating income.  Operating income was $56.4 for the year ended December 31, 2007, compared to $47.3 for the year ended December 31, 2006. As a percentage of segment revenues, operating income was 6.9% for 2007 compared to 6.3% for 2006. Both increases were due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2007, increased to $1,321.5, compared to $1,002.3 for the year ended December 31, 2006. Backlog increased to $1,543.0 at December 31, 2007, from $981.8 at December 31, 2006. These increases were primarily due to continued strength in the energy markets we serve and particularly the upstream market in the European Served Area where we booked three large floating, production, storage and offloading (FPSO) projects in 2007.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $851.5 for the year ended December 31, 2007, compared to $751.9 for the year ended December 31, 2006. The $99.6, or 13.2% increase for this segment is attributable principally to a higher backlog of $285.6 at December 31, 2006, compared to $196.6 at December 31, 2005, offset slightly by the effect of the work stoppage at our Painted Post, N.Y. facility mentioned previously. While the markets we serve continue to be strong , this segment was adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers during 2007.

Gross profit.  Gross profit was $321.7 for the year ended December 31, 2007, compared to $295.1 for the year ended December 31, 2006. Gross profit, as a percentage of segment revenues was 37.8% for 2007 compared to 39.2% for 2006. These changes were attributed to increased revenues and improved margins due to price increase realizations, partially offset by slightly higher allocations of manufacturing overhead due to the change in the revenue mix (as aftermarket parts and services was 51.1% of total revenues in 2007 compared to 50.1% in 2006). In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007 by approximately $19 to $20.

Operating income.  Operating income was $213.8 for the year ended December 31, 2007, compared to $204.4 for the year ended December 31, 2006. As a percentage of segment revenues, operating income was 25.1% for 2007 compared to 27.2% for 2006. The increase in the dollar amount and decrease in percent of sales were due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2007 were $873.2, compared to $836.6 for the year ended December 31, 2006. Backlog increased to $316.3 at December 31, 2007 from $285.6 at December 31, 2006. While the overall market continued to be strong in 2007, aftermarket parts and services was adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain national oil company customers.

Year ended December 31, 2006 compared to the year ended December 31, 2005

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005

Statement of Operations Data:
Total revenues	$1,501.5	100.0%	$1,208.2	100.0%
Cost of sales	1,097.8	73.1	921.0	76.2

Gross profit	403.7	26.9	287.2	23.8
Selling and administrative expenses	228.8	15.2	164.0	13.6
Research and development expenses	10.4	0.7	7.1	0.6
Curtailment amendment	(11.8)	(0.8)	—	—

Operating income	176.3	11.7	116.1	9.6
Interest expense, net	(47.9)	(3.2)	(57.0)	(4.8)
Early redemption premium on debt	—	—	(3.7)	(0.3)
Other income (expense), net	8.9	0.6	(2.8)	(0.2)

Income before income taxes	137.3	9.1	52.6	4.3
Provision for income taxes	58.5	3.9	15.5	1.2

Net income	$78.8	5.2%	$37.1	3.1%

Bookings	$1,838.9		$1,446.2

Backlog — end of period	$1,267.4		$884.7

Total revenues.  The energy market is very robust as the worldwide demand for and price of oil and gas continues to be strong, which in turn has caused very strong market conditions for our products and services. Total revenues were $1,501.5 for the year ended December 31, 2006 compared to $1,208.2 for the year ended December 31, 2005. The $293.3, 24.3% increase shows the strength of the markets we serve. The highly engineered nature of our worldwide products and services does not lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was up significantly during 2006. Also, we have implemented price increases in excess of our cost increases across most of our products and services during 2006.

Cost of sales.  Cost of sales was $1,097.8 for the year ended December 31, 2006, compared to $921.0 for the year ended December 31, 2005. As a percentage of revenues, cost of sales decreased to 73.1% for 2006 principally due to increased price realization in excess of cost increases net of productivity improvements and the operating leverage from higher volume on fixed manufacturing costs.

Gross profit.  Gross profit was $403.7, or 26.9% of revenues for the year ended December 31, 2006, compared to $287.2, or 23.8% of revenues for the year ended December 31, 2005. These increases were attributable to the factors mentioned above.

Selling and administrative expenses.  Selling and administrative expenses were $228.8 for the year ended December 31, 2006, compared to $164.0 for the year ended December 31, 2005. The $64.8, 39.5% increase was attributed to higher expense (1) for the stock-based compensation expense — exit units in 2006 of $23.6 (see description below); (2) to support the increased bookings and revenues; (3) to continue establishing corporate functions for the stand-alone company; (4) for compliance with the Sarbanes — Oxley Act of 2002; and (5) from acquisition of certain assets of Tuthill Energy Systems (TES). Selling and administrative expenses as a percentage of revenues were 15.2% (13.7% before the $23.6 stock-based compensation expense — exit units) for the year ended December 31, 2006 compared to 13.6% for the year ended December 31, 2005.

Stock-based compensation expense — exit units.  On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permitted the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the most highly compensated executive officers at that time, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permitted them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Holdings at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. At that time the price per unit was below their fair value resulting in a “cheap stock” charge to expense in the second quarter of 2005 of $2.4. The Company accounts for the transactions between Holdings and the Company’s executives in accordance with FASB Statement No. 123(R), which required the Company to record expense for services paid by a stockholder for the benefit of the Company.

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

During 2006, Holdings sold shares of the Company common stock that it owned for net proceeds to Holdings of approximately $1,000. As a result, all five tranches of exit units vested and the Company recorded a pre-tax, non-cash compensation expense equal to the total fair value at the grant date of the exit units of $23.6 during 2006.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2006 were $10.4 compared to $7.1 for the year ended December 31, 2005. The $3.3 increase was from an unusually low 2005 expense due to the increased volume of new business that caused reassignment of some research and development resources to customer order engineering tasks. Additional engineering staff was hired in 2006 to support the growth in the business.

Curtailment amendment.  On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility. That new agreement eliminated future retiree health benefits for active represented employees covered by the agreement who did not meet certain criteria on January 1, 2006. The resulting $11.8 net curtailment amendment reduction in accumulated benefit obligation was recorded in 2006 as the period to full eligibility for those remaining plan participants who were not fully eligible on that date was less than one year.

Operating income.  Operating income was $176.3 for the year ended December 31, 2006, compared to $116.1 for the year ended December 31, 2005. The $60.2 increase was attributed primarily to increased revenues and the operating leverage effect of higher volume on fixed manufacturing costs, plus the $11.8 curtailment gain cited above less higher selling and administrative expenses, which included the stock-based compensation — exit units of $23.6. As a percentage of revenues, operating income for 2006 was 11.7% (12.5% without the $11.8 curtailment amendment and $23.6 exit units expense) compared to 9.6% for 2005.

Interest expense, net.  Interest expense, net was $47.9 for the year ended December 31, 2006, compared to $57.0 for the year ended December 31, 2005. Interest expense, net for 2006 included $5.7 in amortization of deferred financing costs, of which $2.0 was accelerated amortization due to a reduction of $100.0 in long-term debt in the period. Amortization of deferred financing costs for 2005 was $9.5, including $5.4 from higher amortization due to accelerated debt reduction.

Early redemption premium on debt.  We used a portion of the proceeds from our initial public offering in 2005 to prepay $50.0 of our notes incurring a prepayment premium of $3.7.

Other income (expense), net.  Other income, net was $8.9 for the year ended December 31, 2006, compared to (expense), net of $(2.8) for the year ended December 31, 2005. The increase is primarily a result of currency gains in 2006 as a result of the weaker dollar verses the Euro during the year compared to currency losses in 2005 when the dollar was stronger.

Provision for income taxes.  Provision for income taxes was $58.5 for the year ended December 31, 2006 and $15.5 for the year ended December 31, 2005. Our income tax provision for the year ended December 31, 2006, results in an effective rate that differs from U.S. Federal statutory rate of 35% principally because of the non-cash $23.6 stock-based compensation expense — exit units which is not deductible for tax purposes, state and local income taxes and a

U.S. deduction related to certain export sales from the U.S. Also, during 2006, we provided a valuation allowance of $2.0 for deferred tax assets principally for our subsidiary in Brazil because their accumulated losses and related net operating loss carryforward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that their deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefit of deferred tax assets will be realized. We have taken steps to improve our performance in Brazil including ceasing manufacturing of new units and changing local management. We are currently focusing our Brazilian operation on the more profitable aftermarket parts and services market.

Bookings and backlog.  Bookings for the year ended December 31, 2006 increased to $1,838.9 from $1,446.2 for the year ended December 31, 2005. Backlog was $1,267.4 at December 31, 2006, compared to $884.7 at December 31, 2005. These increases reflect the strength of the markets that we serve.

Segment Analysis — year ended December 31, 2006 compared to year ended December 31, 2005

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005

Statement of Segment Data:
Revenues
New units	$749.6	49.9%	$576.6	47.7%
Aftermarket parts and services	751.9	50.1%	631.6	52.3%

Total revenues	$1,501.5	100.0%	$1,208.2	100.0%

Gross profit
New units	$108.6		$70.9
Aftermarket parts and services	295.1		216.3

Total gross profit	$403.7		$287.2

Operating income
New units	$47.3		$20.8
Aftermarket parts and services	204.4		141.4
Unallocated corporate expenses	(75.4)		(46.1)

Total operating income	$176.3		$116.1

Bookings
New units	$1,002.3		$771.9
Aftermarket parts and services	836.6		674.3

Total bookings	$1,838.9		$1,446.2

Backlog — end of period
New units	$981.8		$688.1
Aftermarket parts and services	285.6		196.6

Total backlog	$1,267.4		$884.7

New Units

Revenues.  Revenues for this segment were $749.6 for the year ended December 31, 2006, compared to $576.6 for the year ended December 31, 2005. The $173.0, 30.0% increase is primarily attributable to the continued strong demand from the markets we serve. We started the year with a backlog of $688.1 at December 31, 2005, compared to $489.3 at December 31, 2004. In addition, new orders booked were $1,002.3 during 2006, compared to $771.9 during 2005.

Gross profit.  Gross profit was $108.6 for the year ended December 31, 2006, compared to $70.9 for the year ended December 31, 2005. Gross profit, as a percentage of segment revenues, was 14.5% for 2006 compared to 12.3% for 2005. These increases were primarily attributable to the higher volume and prices and operating leverage benefit of higher volume on fixed manufacturing costs.

Operating income.  Operating income was $47.3 for the year ended December 31, 2006, compared to $20.8 for the year ended December 31, 2005. As a percentage of segment revenues, operating income was 6.3% for 2006 compared to 3.6% for 2005. Both increases are due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2006, was $1,002.3 compared to $771.9 for the year ended December 31, 2005. Backlog was $981.8 at December 31, 2006 compared to $688.1 at December 31, 2005. These increases are primarily due to continued strength in the energy markets we serve.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $751.9 for the year ended December 31, 2006, compared to $631.6 for the year ended December 31, 2005. The $120.3, 19.1% increase is attributable to the strong energy market which resulted in higher bookings during 2006, as well as higher backlog at the beginning of the year of $196.6 at December 31, 2005, compared to $148.3 at the beginning of 2005. Elapsed time from order entry to completion in this segment typically ranges from 1 day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $295.1 for the year ended December 31, 2006, compared to $216.3 for the year ended December 31, 2005. Gross profit as a percentage of segment revenues was 39.3% for 2006 compared to 34.3% for 2005. These increases were attributed to increased revenues and improved margins due to price increase realizations, as well as lower allocations of manufacturing overhead and sales and administration expenses due to the change in the revenue mix (aftermarket parts and services was 50.1% of total revenues in 2006 compared to 52.3% in 2005.)

Operating income.  Operating income was $204.4 for the year ended December 31, 2006, compared to $141.4 for the year ended December 31, 2005. As a percentage of segment revenues, operating income was 27.2% for 2006 compared to 22.4% for 2005. The increases are due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2006, were $836.6 compared to $674.3 for the year ended December 31, 2005. Backlog was $285.6 as of December 31, 2006 compared to $196.6 at December 31, 2005. The increases from the prior year reflect the strength of the energy markets we serve.

Liquidity and Capital Resources

Net cash provided by operating activities in the year ended December 31, 2007 was $216.0 compared to $164.1 for the year ended December 31, 2006. The increase of $51.9 net cash provided by operating activities was principally from the net effect of customer advance payments, accounts payable and inventory, together with improved operating results. Customer advance payments increased $93.9 during the year ended December 31, 2007 as a result of our higher bookings and backlog and our continuing efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Accounts payable increased $30.1 and inventories increased $71.6 as we increased work-in-progress and raw material inventory to support our higher backlog and to improve our production cycle time on selected items. Net cash provided from accounts receivable was $2.4 during the year ended December 31, 2007, compared to net cash used of $28.2 for 2006, even though sales in the fourth quarter of 2007 were higher than sales in the fourth quarter of 2006 as we intensified our collection efforts during the year. Other operating activities’ use of cash principally represents higher income tax payments due to higher income. Net income improved to $106.7 for the year ended December 31, 2007, from $78.8 for 2006. Non-cash, stock based compensation decreased to $8.1 for the year ended December 31, 2007, from $26.0 for 2006 principally from the stock based compensation — exit units recognized in 2006 as previously discussed. In 2006, we also recognized non-cash curtailment amendment from eliminating certain retiree healthcare benefits.

Net cash provided by operating activities for the year ended December 31, 2006 was $164.1 million compared to $212.4 million for the year ended December 31, 2005. This decline in net cash provided by operating activities for 2006 was principally from cash used in working capital and other in 2006 compared to cash provided by working capital and other in 2005 offset by higher net income and other net non-cash expenses that reduce net income in 2006 compared to 2005. Net income improved to $78.8 million in 2006 from $37.1 million in 2005. Depreciation and amortization was $50.4 million for the year ended December 31, 2006 compared to $61.4 million for the year ended December 31, 2005. This decline is attributable to the Order backlog and Non-compete agreement intangible assets acquired in the Acquisition now being fully amortized. Non-cash stock-based compensation increased to $26.0 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005 principally because of the exit unit expense of $23.6 million previously described. The non-cash curtailment amendment during the year ended December 31, 2006 has also been previously described. Non-cash deferred tax provision was $14.1 for the year ended December 31, 2006 compared to $(2.2) million for the year ended December 31, 2005 because higher income before income taxes will allow the Company to use certain previously recognized net operating loss carryforwards in the 2006 U.S. federal income tax return. Accounts receivable increased $28.2 million because of higher fourth quarter 2006 sales compared to the fourth quarter of 2005. Inventories-net increased $35.2 million during 2006 principally from higher raw materials and supplies to support the higher backlog at December 31, 2006. Work-in-process and finished goods inventory less progress payments and customer advance payments remained relatively constant at December 31, 2006 compared to December 31, 2005.

Net cash used in investing activities increased to $26.0 for the year ended December 31, 2007, compared to $19.5 for 2006 principally as a result of the $8.1 acquisition of the Gimpel Valve business in April 2007. Net cash used in investing activities was $59.5 for 2005. Capital expenditures were $15.5, we acquired certain assets of Tuthill Energy Systems and two smaller operations for $55.0 and we sold our investment in a partially owned entity for $10.0 during 2005.

Net cash used in financing activities was $140.8 for the year ended December 31, 2007 compared to $100.1 for 2006 and $160.1 for 2005. During 2007 and 2006, we repaid $137.2 and $100.1, respectively, in advance of required maturities of borrowings under our senior secured credit facility. As previously reported, in 2005, we completed our initial public offering of 31,050,000 shares of our common stock for net proceeds of approximately $608.9. We used approximately $55.0 of the net proceeds to redeem $50.0 face value amount of our senior subordinated notes due 2014, including the payment of $3.7 applicable redemption premium and $1.3 accrued interest to the redemption date. Our Board of Directors approved the payment of a dividend of the remaining net proceeds, excluding certain costs, of approximately $557.7 ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve and certain members of senior management of the Company. In addition, we repaid $161.1 in advanced required maturities of borrowings under our senior secured credit facility and $1.6 in short-term debt during 2005.

As of December 31, 2007, we had a cash balance of $206.2 and the ability to borrow $273.0 under our $500 restated senior secured revolving credit facility, as $227.0 was used for letters of credit. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We are currently not aware of any significant legal restrictions on the ability of the Company’s subsidiaries to distribute cash to the Company. From time to time based on market conditions, we may repurchase a portion of our senior subordinated notes at market prices which may result in purchase prices in excess of par. Although we cannot assure you that we will continue to generate comparable levels of cash from operations, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under our restated senior secured credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

Contractual Obligations (€ in millions)

On December 28, 2007, the Company closed a €23 (approximately $33) transaction, including a committed line of credit, that will be used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France for full load, full power testing of compressors powered by gas turbines and electric motors.

The Company will lease the facility and 14 acres of land underlying the Facility under a lease (the “Lease”) under which the Company agreed to bear certain rights, obligations, and expenses related to the Facility and land. The Port of Le Havre owns the land and will allow access for construction of the Facility and occupancy under the terms of a 30-year ground lease.

The Company is required to pay rent to the lessor during the initial base term of the Lease after construction is completed in an amount equal to the total of interest payable by the lessor on the outstanding principal amount of the debt incurred to construct the facility. Interest is generally determined by reference to the EURIBOR rate, plus an applicable margin of between 125 and 250 basis points.

The initial base term of the Lease expires at the end of five years and one month after the completion of construction of the Facility. At maturity, the Lease may either be terminated or extended subject to the mutual agreement of the parties. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the Lease. If the Lease is terminated upon maturity, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the Lease will mature in 2014.

The Lease contains representations, warranties and covenants typical of such leases. Events of default in the Lease include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to observe or perform any covenants or agreements contained in the Lease.

The following is a summary of our significant future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2007:

	Payments Due by Period
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$370.5	$0.2	$0.3	$—	$370.0
Operating lease obligations	50.5	10.4	15.8	11.1	13.2
Post employment benefits	225.0	17.8	37.9	42.3	127.0
Interest	191.0	27.3	54.6	54.6	54.5
License agreement	2.7	0.5	0.9	0.9	0.4

Total	$839.7	$56.2	$109.5	$108.9	$565.1

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

Revenue recognition — We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

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

Inventories — We purchase materials for the manufacture of components for use in both our new units and aftermarket parts and services segments. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; existing and projected contracts to produce certain items; and the estimated needs for our aftermarket parts and services business. We value our inventory at the lower of cost or market value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to the lower of cost or market (net realizable value) as necessary.

Taxes on income — Our effective tax rate is based on income before income taxes and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to the

Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating tax positions. We establish tax accruals in accordance with Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust these accruals in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in the tax return in different periods than items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. We establish valuation allowances for its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which we have already taken a deduction on the income tax return, but has not yet been recognized as expense in the consolidated financial statements.

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

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects for the year ended December 31, 2007, and at December 31, 2007, respectively:

	1% Increase	1% Decrease

Effect on total service and interest cost components	$0.8	$(0.8)
Effect of postretirement benefit obligations	5.1	(3.2)

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

We have accrued liabilities for product liability claims, workers’ compensation matters and product warranty issues. We have recorded liabilities in our financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the accrued liability. We believe our estimated liabilities are reasonable. If the level of claims changes or if the cost to provide the benefits related to these claims should change, our estimate of the underlying liability may change.

Goodwill and other intangible assets — We have significant goodwill and other intangible assets on our balance sheet. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangible assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. These estimated fair market values are based on estimates of future cash flows of our businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by our businesses; the development of new products and services by our businesses and the underlying cost of development; the future cost structure of our businesses; and future technological changes. Our goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances. We believe that our estimates and assumptions used are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of and measurement methods for fair value to be used consistently when other accounting standards require fair value measurement and requires expanded disclosure in annual and interim financial statements about fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is to be applied by the Company prospectively to future fair value measurements. The Company is not able to estimate the effect that Statement No. 157 will have on its future financial statements.

In September 2006, the FASB also issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires defined benefit plans to (1) recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in the statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not required to be recognized as components of net periodic benefit cost in the income statement; (3) measure defined benefit plan assets and obligations as of the date of the year-end statement of financial position; and (4) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Statement No. 158 was adopted by for the Company as of December 31, 2006, except the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position which is effective for the Company as of January 1, 2008. The Company expects the effect of adopting the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position to be a reduction of approximately $0.1 in the January 1, 2008 balance of retained earnings.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies an option to measure certain financial assets and financial liabilities at appropriate election dates with unrealized gains and loses on such assets and liabilities being reported in earnings. Statement No. 159 is effective for Company’s 2008 calendar year. The Company does not expect to elect such option.

In November 2007, the FASB issued Statement No. 141 (R), Business Compensations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 151. Statements No 141 (R) and 160 substantially change the way companies account for business combinations and noncontrolling interests (minority interests). Statements 141 (R) and 160 will require, among other changes:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date.

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period.

•	An acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

•	Noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.

Both statements are required to be adopted prospectively in fiscal years beginning on or after December 15, 2008, except for certain income tax and noncontrolling interests accounting.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more likely than not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of the adoption of Interpretation No. 48 was recorded as an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of $0.1 as of January 1, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in Millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer and supplier contracts where we deem appropriate. These financial instruments are recorded at their market value with the resulting changes being included in earnings. Net foreign currency gains (losses) were $5.5, $8.9, $(2.2) for the years ended December 31, 2007, 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15. Exhibits, Financial Statements and Schedules and are set forth on pages F-1 through F-53 immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2007 was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report, which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During 2007, in order to address the material weaknesses in internal control over financial reporting disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, we (a) hired additional and reassigned experienced accounting and information technology personnel, (b) implemented new account reconciliation, journal entry, access to financial systems and segregation of duties control procedures, and (c) implemented additional information technology general controls. As a result of the above actions, we have remediated the previously reported material weaknesses as of December 31, 2007.

During the fourth quarter of 2007, in addition to items (a) through (c) above, we continued to implement a new worldwide information technology system. These changes in our internal control over financial reporting during the fourth quarter of 2007 have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2008 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2008 Proxy Statement entitled “Director Compensation”, “Executive Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2008 Proxy Statement entitled “Equity Compensation Plan Information” and “Stock Ownership” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2008 Proxy Statement entitled “Certain Related Party Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2008 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005	F-3
	Consolidated Balance Sheet at December 31, 2007 and 2006	F-4
	Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-5
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-6
	Notes to Consolidated Financial Statements	F-7 to 40
(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2007, 2006 and 2005.
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).
4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
4.2	Indenture dated as of October 29, 2004 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
4.3	First Supplemental Indenture, dated as of December 22, 2005 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.2	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBC Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed August 31, 2007, File No. 001-32586).
10.3	Domestic Guarantee and Collateral Agreement, dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.4	Supplement No. 1 dated as of December 22, 2005, to the Domestic Guarantee and Collateral Agreement dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.5	Supply Agreement, dated October 31, 2004, by and between Dresser-Rand Company and Ingersoll-Rand Company (incorporated by reference to Exhibit 10.6 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.6	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.7	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.8	Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of October 29, 2004 (incorporated by reference to Exhibit 10.9 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.9	Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed June 28, 2005, File No. 333-124963).*
10.10	Employment Agreement, dated October 27, 2004, by and among Vincent R. Volpe, Dresser-Rand Holdings, LLC and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.10 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.11	Employment Agreement, dated July 25, 1990, by and between Jean-Francois Chevrier and Dresser-Rand S.A. (incorporated by reference to Exhibit 10.11 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.12	Amended and Restated Stockholder Agreement, effective as of July 15, 2005, by and among Dresser-Rand Group Inc., D-R Interholding, LLC, Dresser-Rand Holdings, LLC and certain management employees, together with any other stockholder who may be made party to this agreement (incorporated by reference to Exhibit 10.12 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.13	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.14	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.15	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.14 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.17	Form of Management Stock Subscription Agreement (incorporated by reference to Exhibit 10.15 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.18	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 9, 2005, File No. 001-32586).*

10.20	Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.23 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300).*
10.21	Performance Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.24 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300).*
10.22	Restricted Shares Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.25 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300).*
10.23	Offer Letter, dated March 18, 2005, from Dresser-Rand Group Inc. to Leonard Anthony (incorporated by reference to Exhibit 10.26 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed March 7, 2007, File No. 001-32586).*
10.24	Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*
10.25	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*
10.26	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.27	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.28	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.29	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan.
10.30	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan.
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney (included in signature page of this Form 10-K)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*	Executive Compensation Plans and Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

By:	/s/ VINCENT R. VOLPE, JR.
Name:     Vincent R. Volpe Jr.

Title:	President, Chief Executive
Officer and Director

Each person whose signature appears below authorizes Lonnie A. Arnett and Mark F. Mai and each of them, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution, to execute, in his or her name and on his or her behalf, in any and all capacities, this Form 10-K and any and all amendments thereto necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in respect thereof which amendments may make such changes in such Form 10-K as such attorney-in-fact may deem appropriate, and with full power and authority to perform and do any and all acts and things whatsoever which any such attorney-in-fact or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above-described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney-in-fact or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	February 26, 2008

/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President and Chief Financial Officer	February 26, 2008

/s/ LONNIE A. ARNETT Lonnie A. Arnett	Vice President, Controller and Chief Accounting Officer	February 26, 2008

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 26, 2008

/s/ RITA V. FOLEY Rita V. Foley	Director	February 26, 2008

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 26, 2008

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 26, 2008

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 26, 2008

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 26, 2008

/s/ JEAN-PAUL VETTIER Jean-Paul Vettier	Director	February 26, 2008

DRESSER-RAND GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Dresser-Rand Group Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2008

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2007	2006	2005
	($ in millions, except per share amounts)

Net sales of products	$1,339.5	$1,210.7	$974.7
Net sales of services	325.5	290.8	232.2
Other operating revenue	—	—	1.3

Total revenues	1,665.0	1,501.5	1,208.2

Cost of products sold	989.5	900.5	749.7
Cost of services sold	226.6	197.3	171.3

Cost of sales	1,216.1	1,097.8	921.0

Gross profit	448.9	403.7	287.2
Selling and administrative expenses (2006 amount includes $23.6 of stock based compensation — exit units)	239.0	228.8	164.0
Research and development expenses	12.8	10.4	7.1
Curtailment amendment	—	(11.8)	—

Income from operations	197.1	176.3	116.1
Interest expense, net	(36.8)	(47.9)	(57.0)
Early redemption premium on debt	—	—	(3.7)
Other income (expense), net	7.3	8.9	(2.8)

Income before income taxes	167.6	137.3	52.6
Provision for income taxes	60.9	58.5	15.5

Net income	$106.7	$78.8	$37.1

Net income per common share — basic and diluted	$1.25	$0.92	$0.56

Weighted average shares outstanding — (In thousands)
Basic	85,470	85,453	66,547

Diluted	85,586	85,453	66,547

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	($ in millions, except per share amounts)

Assets
Current assets
Cash and cash equivalents	$206.2	$146.8
Accounts receivable, less allowance for losses of $5.9 at 2007 and $6.1 at 2006	311.9	305.1
Inventories, net	265.3	183.0
Prepaid expenses	23.0	20.2
Deferred income taxes, net	19.3	13.9

Total current assets	825.7	669.0
Property, plant and equipment, net	216.7	223.1
Goodwill	447.5	410.5
Intangible assets, net	440.0	446.9
Other assets	21.0	21.8

Total assets	$1,950.9	$1,771.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$358.4	$303.7
Customer advance payments	239.9	137.4
Accrued income taxes payable	22.0	30.3
Loans payable	0.2	0.1

Total current liabilities	620.5	471.5
Deferred income taxes	48.4	26.6
Postemployment and other employee benefit liabilities	80.6	113.7
Long-term debt	370.3	505.6
Other noncurrent liabilities	25.9	22.0

Total liabilities	1,145.7	1,139.4

Commitments and contingencies (Notes 10, 12 through 18)
Stockholders’ Equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 85,826,523 and 85,477,160 shares issued and outstanding, respectively	0.9	0.9
Additional paid-in capital	527.3	518.8
Retained earnings	229.7	123.1
Accumulated other comprehensive income (loss)	47.3	(10.9)

Total stockholders’ equity	805.2	631.9

Total liabilities and stockholders’ equity	$1,950.9	$1,771.3

The accompanying notes are an integral part of the consolidated financial statements.

Dresser-Rand Group Inc.

Consolidated Statement of Cash Flow

	Years Ended December 31,
	2007	2006	2005
	($ in millions)

Cash flows from operating activities
Net income	$106.7	$78.8	$37.1
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	49.3	50.4	61.4
Stock-based compensation	8.1	26.0	4.1
Deferred income taxes	(1.7)	14.1	(2.2)
Amortization of debt financing costs	6.9	5.7	9.5
Provision for losses on inventory	0.4	0.6	0.9
(Gain) loss on sale of property, plant and equipment	(0.6)	0.4	—
Curtailment amendment	—	(11.8)	—
Working capital and other
Customer advances	93.9	48.2	49.9
Accounts payable	30.1	6.3	20.3
Accounts receivable	2.4	(28.2)	(0.2)
Inventories	(71.6)	(35.2)	28.7
Other	(7.9)	8.8	2.9

Net cash provided by operating activities	216.0	164.1	212.4

Cash flows from investing activities
Capital expenditures	(23.7)	(19.7)	(15.5)
Acquisitions, net of cash	(8.1)	—	(55.0)
Proceeds from entity investment dispositons	—	—	10.0
Proceeds from sales of property, plant and equipment	5.8	0.2	1.0

Net cash used in investing activities	(26.0)	(19.5)	(59.5)

Cash flows from financing activities
Payments of long-term debt	(137.2)	(100.1)	(211.1)
Payments for debt financing costs	(4.5)	—	—
Proceeds from long-term debt	0.5	—	—
Proceeds from exercise of stock options	0.4	—	—
Proceeds from initial public offering, net	—	—	608.9
Dividends paid	—	—	(557.7)
Payments of short-term borrowings	—	—	(1.6)
Issuance of common stock	—	—	1.4

Net cash used in financing activities	(140.8)	(100.1)	(160.1)

Effect of exchange rate changes on cash and cash equivalents	10.2	4.3	(6.3)

Net increase (decrease) in cash and cash equivalents	59.4	48.8	(13.5)
Cash and cash equivalents, beginning of the period	146.8	98.0	111.5

Cash and cash equivalents, end of period	$206.2	$146.8	$98.0

The accompanying notes are an integral part of the consolidated financial statements.

Dresser-Rand Group Inc.

Consolidated Statement of Changes in Stockholders’ Equity

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total
	($ in millions)

At December 31, 2004	$0.6	$436.6	$7.2	$8.5	—	$452.9
Stock-based compensation	—	5.6	—	—	—	5.6
Initial public offering net proceeds	0.3	608.6	—	—	—	608.9
Cash dividends	—	(557.6)	—	—	—	(557.6)
Net income	—	—	37.1	—	$37.1	—
Other comprehensive income (loss)
Minimum pension liability, net of $2.7 tax	—	—	—	(5.1)	(5.1)	—
Foreign currency adjustments	—	—	—	(27.1)	(27.1)	—

Total comprehensive income					$4.9	4.9

At December 31, 2005	0.9	493.2	44.3	(23.7)		514.7
Stock-based compensation	—	26.0	—	—	—	26.0
Other	—	(0.4)	—	—	—	(0.4)
Net income	—	—	78.8	—	$78.8	—
Other comprehensive income (loss)
Minimum pension liability, net of $0.2 tax	—	—	—	0.3	0.3	—
Foreign currency adjustments	—	—	—	18.0	18.0	—
Adoption of Statement No. 158, net of $2.6 tax	—	—	—	(5.5)	—	(5.5)

Total comprehensive income					$97.1	97.1

At December 31, 2006	0.9	518.8	123.1	(10.9)		631.9
Stock-based compensation	—	8.5	—	—	—	8.5
Adoption of FASB Interpretation No. 48	—	—	(0.1)	—	—	(0.1)
Net income	—	—	106.7	—	$106.7	—
Other comprehensive income
Pension and other postretirement benefit plans — net of $15.3 tax
Net gain arising during year	—	—	—	8.1	8.1	—
Curtailment amendment	—	—	—	11.4	11.4	—
Plan amendments	—	—	—	4.8	4.8	—
Less: amortization of prior service credit included in net periodic costs	—	—	—	(0.3)	(0.3)	—
Foreign currency adjustments	—	—	—	34.2	34.2	—

Total comprehensive income					$164.9	164.9

At December 31, 2007	$0.9	$527.3	$229.7	$47.3		$805.2

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share and per unit amounts)

1.	Business Activities and Certain Related Party Transactions

Dresser-Rand Group Inc., a company incorporated in the State of Delaware and its subsidiaries (the “Company”), commenced operations on October 30, 2004. The Company is engaged in the design, manufacture, sale and servicing of turbo and reciprocating compressors, gas and steam turbines, gas expanders and associated control panels.

From inception (October 29, 2004) through August 10, 2005, the Company was a wholly-owned subsidiary of D-R Interholding, LLC which is a wholly-owned subsidiary of Dresser-Rand Holdings, LLC, (“Holdings”). During the period from August 11, 2005 through March 9, 2007, D-R Interholding, LLC sold all of its ownership of the common stock of the Company. Dresser-Rand Holdings, LLC was owned by First Reserve Fund IX, L.P., and First Reserve Fund X, L.P. (collectively “First Reserve”), funds managed by First Reserve Corporation, and certain members of management.

The Acquisition

On October 29, 2004, pursuant to a purchase agreement dated August 25, 2004 (the “Equity Purchase Agreement”), the Company acquired Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH (the “Acquisition”) from Ingersoll Rand Company Limited (“Ingersoll Rand”).

Ingersoll Rand Transition Services Agreement

In connection with the Acquisition, the Company and Ingersoll Rand entered into a transition services agreement as of the closing to facilitate the delivery of consistent services. In conjunction with the agreement, Ingersoll Rand provided services as requested by the Company, including, among others, compensation delivery services, health and welfare administration, pension administration, legal services and other services, as agreed between the parties. The provision of services commenced on October 30, 2004, and terminated in August, 2005. Ingersoll Rand charged the Company $0.7 for transition services during the period of this agreement.

License Agreement

As contemplated by the Equity Purchase Agreement, the Company and its subsidiary in France agreed to certain covenants with and granted intellectual property rights related to the development of Ingersoll Rand’s 250-kilowatt micro-turbine to Ingersoll Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll Rand. Pursuant to the terms of the license agreement, Energy Systems was granted a perpetual, fully paid up, non-exclusive, worldwide right and license (without the right to sublicense) to practice and use any intellectual property owned by the Company or Dresser-Rand S.A. relating to the 250 kilowatt micro-turbines, and to manufacture, use, market and sell micro-turbines with a generating capacity of 1,000 kilowatts or less.

Dresser-Rand Name

The Company’s name and principal trademark is a combination of the names of the Company’s founder companies, Dresser Industries, Inc. and Ingersoll Rand. The Company acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand as part of the Equity Purchase Agreement. The rights to use the “Dresser” portion of the name in perpetuity were acquired from Dresser, Inc. (the successor company to Dresser Industries, Inc.), an affiliate of First Reserve, in October 2004. Total consideration was $5.0 of which $1.0 was paid in October 2004 with the remaining balance to be paid in equal annual installments of $0.4 through October 2013. The total cost is being amortized to expense ratably through October 2013.

2.	Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of these consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries. 50% or less owned equity companies for which the Company exercises significant influence but does not

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

control are accounted for under the equity method. All material intercompany transactions among entities included in the consolidated financial statements have been eliminated.

Use of Estimates

In conformity with accounting principles generally accepted in the United States of America, management has used estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant estimates include allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, contract losses, penalties, environmental contingencies, product liability, self insurance programs and other contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Allowance for Losses on Receivables

The Company establishes an allowance for losses on receivables by applying specified percentages to the adjusted receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due so that accounts in excess of 360 days past due are fully reserved. In addition, the allowance is then adjusted for specific customer accounts that have aged but collection is reasonably assured and accounts that have not aged but collection is doubtful due to insolvency, disputes or other collection issues.

Inventories

Inventories are stated at the lower of cost (generally FIFO or average) or market (estimated net realizable value). Cost includes labor, materials and facility overhead. A provision is also recorded for slow-moving, obsolete or unusable inventory. Customer progress payments are credited to inventory and any payments in excess of our related investment in inventory are recorded as customer advance payments in current liabilities.

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

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The amounts capitalized were $4.8 for the year ended December 31, 2007, and $5.9 for 2006 and $2.1 for 2005.

Impairment of Long-Lived Assets

The Company accounts for impairments in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This standard requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

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

The Company amortizes its intangible assets with finite lives over their estimated useful lives. See Note 8 for additional details regarding the components and estimated useful lives of intangible assets.

Income Taxes

The Company determines the consolidated provision for income taxes for its operations on a legal entity, country- by-country basis. Deferred taxes are provided for operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and the amounts included in these consolidated financial statements as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets when it is more likely than not that a portion or all of the asset will not be realized. Uncertain tax positions (1) are recognized in financial statements only if it is more likely than not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Product Warranty

Warranty accruals are recorded at the time the products are sold and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Environmental Costs

Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, that have no significant future economic benefit, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company commitment to a plan of action. The Company determines any required liability based on existing technology without reflecting any offset for possible recoveries from insurance companies and discounting. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized. The Company currently has not recorded any significant accrued environmental liabilities.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Volume price rebates are recognized when thresholds are met. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

the contingency is resolved. Provisions for anticipated losses on arrangements are recorded in the period in which they become probable.

The Company enters into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying, erecting and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take between six and fifteen months to complete. The criteria described below are applied to determine whether and how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•	The delivered unit(s) has value to the client on a stand-alone basis.

•	There is objective evidence of the fair value of the undelivered unit(s).

Our sales arrangements do not include a general right of return of the delivered unit(s). If the above criteria are not met, the arrangement is accounted for as one unit of accounting which results in revenue being recognized when the last unit is delivered. If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. If, however, there is objective evidence of fair value of the undelivered unit(s) but no such evidence for the delivered unit(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered unit(s) equals the total arrangement consideration less the aggregate fair value of the undelivered unit(s).

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

Taxes Imposed on Revenue Transactions

The Company accounts for taxes imposed on specific revenue transactions, e.g., sales and value added taxes, on a net basis as such taxes are excluded from revenue and costs.

Distribution and Shipping Costs

Amounts billed to customers for shipping and handling are classified as sales of products with the related costs incurred included in cost of sales.

Research and Development Costs

Research and development expenditures, including qualifying engineering costs, are expensed when incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and post-retirement benefit plan liability adjustments, net of tax, as applicable.

Foreign Currency

Assets and liabilities of non-U.S. consolidated entities that use local currency as the functional currency are translated at year-end exchange rates while income and expenses are translated using a weighted average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are included in net income only upon sale or liquidation of the underlying foreign investment.

Inventory and property balances and related income statement accounts of non-U.S. entities that use the U.S. dollar as the functional currency, are translated using historical exchange rates. The resulting gains and losses are credited or charged to the Statement of Income.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

Financial Instruments

The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of financial instruments, principally forward exchange contracts.

The purpose of the Company’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases.

The Company accounts for derivatives used in hedging activities in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments. Statement No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Under Statement No. 133, any properly documented effective portion of a cash flow hedging instruments’ gain or loss is reported as a component of Other Comprehensive Income in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from Stockholders’ Equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instruments’ fair value change is recorded in the Statement of Income. Classification in the Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge under Statement No. 133, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income as foreign currency income (loss) in other income (expense)-net. The derivative financial instruments in existence at December 31, 2007 and 2006 were not documented as effective hedges for accounting purposes under Statement No. 133.

Stock-based Compensation

The Company recognizes compensation cost for stock-based compensation awards in accordance with Statement No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that has vested at that date.

Conditional Asset Retirement Obligations

The Company accounts for conditional asset retirement obligations in accordance with Interpretation No. 47, an interpretation of Statement No. 143, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement or potential methods of settlement and, (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of and measurement methods for fair value to be used consistently when other accounting standards require fair value measurement and requires expanded disclosure in annual and interim financial statements about fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is to be applied by the Company prospectively to future fair value measurements. The Company is not able to estimate the effect that Statement No. 157 will have on its future financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

In September 2006, the FASB also issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires defined benefit plans to (1) recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in the statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not required to be recognized as components of net periodic benefit cost in the income statement; (3) measure defined benefit plan assets and obligations as of the date of the year-end statement of financial position; and (4) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Statement No. 158 was adopted by for the Company as of December 31, 2006, except the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, which is effective for the Company as of January 1, 2008. The Company expects the effect of adopting the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position to be a reduction of approximately $0.1 in the January 1, 2008 balance of retained earnings.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies an option to measure certain financial assets and financial liabilities at appropriate election dates with unrealized gains and losses on such assets and liabilities being reported in earnings. Statement No. 159 is effective for Company’s 2008 calendar year. The Company does not expect to elect such option.

In November 2007, the FASB issued Statement No. 141 (R), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Statements No. 141 (R) and No. 160 substantially elevate the role played by fair value and change the way companies account for business combinations and noncontrolling interests (minority interests). Statements No. 141 (R) and No. 160 will require, among others, the following changes:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date.

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period.

•	An acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

•	Noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.

Both statements are required to be adopted prospectively in fiscal years beginning on or after December 15, 2008, except for accounting for certain income tax matters and noncontrolling interests.

3.	Acquisitions

On April 5, 2007, the Company acquired the Gimpel business from Tyco Flow Control, a reporting unit of Tyco International, for approximately $8.1 including about $0.1 of acquisition costs. Gimpel products include a line of trip, trip throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications and will be integrated into our steam new unit and aftermarket parts and services businesses.

The Acquisition cost was allocated to the fair value of the assets acquired as follows:

Inventories	$4.6
Property, plant and equipment , net	0.5
Amortizable intangible assets	3.0

Cash paid — net	$8.1

Gimpel operating results have been included in our consolidated financial results since April 5, 2007, and were not material to the results of operations for the year ended December 31, 2007. Pro forma financial information, assuming that Gimpel had been acquired at the beginning of each of the years ended December 31, 2007, 2006 and 2005, has not been presented because the effect on our results for those years were not considered material.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

On September 8, 2005, the Company acquired from Tuthill Corporation certain assets of its Tuthill Energy Systems Division (“TES”). TES was an international manufacturer of single and multi-stage steam turbines and portable ventilators under the Coppus, Murray and Nadrowski brands which complement our steam turbine business. The cost of TES was approximately $54.6, including $0.9 of acquisition related costs and net of $4.0 cash acquired. We have allocated the cost based on estimates of the fair value of assets acquired and liabilities assumed as follows:

Accounts receivable	$12.5
Inventories	7.3
Prepaid expenses and other current assets	0.5

Total current assets	20.3

Property, plant and equipment , net	19.0
Amortizable intangible assets	19.6
Goodwill	7.1

Total assets acquired	66.0

Accounts payable and accruals	9.4
Other liabilities	2.0

Total liabilities assumed	11.4

Cash paid — net	$54.6

The above amount assigned to goodwill will be deductible in our consolidated U.S. income tax returns.

TES results have been included in our consolidated financial results since September 8, 2005, and were not material to the results of operations for the years ended December 31, 2007, 2006 or 2005.

Amortizable intangible assets and their initial weighted average lives for these acquisitions are as follows:

Customer relationships	$10.7	19 years
Trade names	5.8	38 years
Technology	4.6	25 years
Backlog	1.5	1 year

Totals	$22.6

In July 2005, we purchased the remaining 50% of our Multiphase Power and Processing Technologies (MppT) joint venture for a payment of $0.2 and an agreement to pay $0.3 on April 1, 2006, and $0.4 on April 1, 2007. The net present value of the total consideration was $0.9, bringing our total investment in MppT to $2.9 at the date of the purchase. MppT owns patents and technology for inline, compact, gas-liquid scrubbers. MppT’s results have been included in our consolidated results since the acquisition and were not material to our results of operations for the years ended December 31, 2007, 2006 or 2005.

4.	Sale of common stock

On August 10, 2005, we completed our initial public selling of 31,050,000 shares of common stock for net proceeds of $608.9. On September 12, 2005, we used $55.0 of the net proceeds to redeem $50.0 face value amount of our 7 3/8% senior subordinated notes due 2014 and to pay the applicable redemption premium of $3.7 and accrued interest of $1.3 to the redemption date. Our Board of Directors approved the payment of a dividend on August 11, 2005, of the remaining net proceeds, excluding certain related issuance costs, of $557.7 ($10.26 per share) to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve Corporation and certain members of senior management.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

5.	Earnings per Share

We calculate basic income per share of common stock by dividing net income by the weighted-average number of common shares outstanding for the period. We exclude non-vested shares of common stock issued in connection with our stock compensation plan from the calculation of the weighted-average common shares outstanding — basic until those shares vest. The calculation of income per share of common stock-diluted reflects the potential dilution under the treasury stock method that would occur if options issued under our stock compensation plan are exercised and the effect of the exercise would be dilutive and any dilutive effect of non-vested shares of common stock issued. Following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating basic and diluted income per share:

	Years Ended December 31,
	2007	2006	2005
	(Shares in thousands)

Net income	$106.7	$78.8	$37.1

Weighted -average common shares outstanding:
Basic	85,470	85,453	66,547
Dilutive effect of stock compensation awards	116	*	*

Diluted	85,586	85,453	66,547

Income per share of common stock — basic and diluted:	$1.25	$0.92	$0.56

*	Anti-dilutive

6.	Inventories

Inventories were as follows:

	December 31,
	2007	2006

Raw materials and supplies	$123.9	$112.7
Work-in-process and finished goods	330.2	210.0

	454.1	322.7
Less:
Progress payments	(188.8)	(139.7)

Total	$265.3	$183.0

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

7.	Property, Plant and Equipment

Property, plant and equipment were as follows:

	December 31,
	2007	2006

Cost:
Land	$9.6	$10.2
Buildings and improvements	80.4	74.1
Machinery and equipment	215.4	195.7

	305.4	280.0
Less: Accumulated depreciation	(88.7)	(56.9)

Property plant and equipment, net	$216.7	$223.1

Depreciation expense was $32.1 for the year ended December 31, 2007, $31.1 for 2006 and $24.7 for 2005.

8.	Intangible Assets and Goodwill

The following table sets forth the weighted average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2007		Weighted	December 31, 2006
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$88.7	$6.9	40 years	$87.6	$4.6
Customer relationships	246.9	20.2	39 years	237.5	13.0
Software	30.6	9.7	10 years	30.5	6.6
Existing technology	127.1	16.5	25 years	126.6	11.1
Order backlog	—	—	19 months	26.3	26.3
Non-compete agreement	—	—	2 years	4.4	4.4

Total amortizable intangible assets	$493.3	$53.3		$512.9	$66.0

Intangible asset amortization expense was $17.2 for the year ended December 31, 2007, $19.3 for 2006 and $36.7 2005. Intangible asset amortization expense is expected to be $17.1 for each year from 2008 through 2012.

The following table represents the changes in goodwill:

	December 31,
	2007	2006

Beginning balance	$410.5	$393.3
Dispositions/Adjustments	—	(11.7)
TES acquisition	—	1.2
Foreign currency adjustments	37.0	27.7

Ending balance	$447.5	$410.5

The TES goodwill was revised during 2006 from the amounts originally estimated in 2005 after all required information was obtained to properly assign fair values to assets acquired and liabilities assumed.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

9.	Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2007	2006

Accounts payable	$204.8	$158.4
Accruals:
Payroll and benefits	47.3	34.9
Warranties	28.5	23.4
Taxes other than income	19.2	25.1
Third party commissions	14.5	12.0
Interest	6.6	6.9
Insurance and claims	6.4	8.5
Legal, audit and consulting	4.7	7.8
Pension and postretirement benefits	2.8	5.4
Other	23.6	21.3

Total accounts payable and accruals	$358.4	$303.7

10.	Income Taxes

Income before income taxes was generated within the following jurisdictions:

	Years Ended December 31,
	2007	2006	2005

United States	$78.6	$47.1	$4.9
Foreign	89.0	90.2	47.7

Total	$167.6	$137.3	$52.6

The provision for income taxes was as follows:

	Years Ended December 31,
	2007	2006	2005

Current tax expense
United States	$27.0	$12.8	$—
Foreign	35.6	31.6	17.7

Total current	62.6	44.4	17.7

Deferred tax expense (benefit)
United States	1.6	11.8	2.1
Foreign	(3.3)	2.3	(4.3)

Total deferred	(1.7)	14.1	(2.2)

Total provision for income taxes	$60.9	$58.5	$15.5

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Years Ended December 31,
	2007	2006	2005

U.S. Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign operations	0.3%	0.2%	0.8%
State and local income taxes, net of U.S. tax	1.2%	1.6%	0.6%
Valuation allowances	0.2%	1.5%	(1.8)%
Export and manufacturing deductions	(1.0)%	(1.9)%	(7.7)%
Stock-based compensation	0.8%	6.3%	2.6%
Other	(0.2)%	(0.1)%	(0.1)%

Effective tax rate	36.3%	42.6%	29.4%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately $0.1 as an increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at January 1, 2007	$2.1
Additions based on tax positions related to the current year	0.2
Settlements	(0.2)
Foreign currency adjustments	0.1

Balance at December 31, 2007	$2.2

Included in the balance at December 31, 2007, is $0.3 of unrecognized tax benefits that, if recognized, would not affect the annual effective tax rate due to indemnification by our former parent company, Ingersoll-Rand. These amounts are not expected to increase or decrease significantly during 2008. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax benefits as interest expense and any estimated tax penalties as operating expenses. Such amounts accrued at December 31, 2007 were not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years

Brazil	2002 - 2006
Canada	2003 - 2006
France	2004 - 2006
Germany	2003 - 2006
India	2000 - 2006
Italy	2002 - 2006
Malaysia	2000 - 2006
Netherlands	2004 - 2006
Norway	2004 - 2006
United Kingdom	2004 - 2006
United States	2004 - 2006
Venezuela	2003 - 2006

Any material tax amounts due from examination of tax years prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

A summary of the temporary differences that create the deferred tax accounts follows:

	December 31,
	2007	2006

Deferred tax liabilities
Depreciation and amortization	$63.7	$51.3

Deferred tax (assets)
Inventories	(6.8)	(6.4)
Other accrued expenses	(5.3)	(2.1)
Tax net operating loss carryforwards	(7.4)	(6.3)
Pension and employee benefits	(20.6)	(28.1)

Total deferred tax (assets)	(40.1)	(42.9)
Valuation allowances	5.5	4.3

Net deferred tax (assets)	(34.6)	(38.6)

Total net deferred tax liabilities	$29.1	$12.7

Presented in the balance sheet as:
Current deferred tax (assets)	$(19.3)	$(13.9)
Non-current deferred tax liabilities	48.4	26.6

Total net deferred tax liabilities	$29.1	$12.7

As of December 31, 2007, net operating loss carryforwards (NOLs) of approximately $23.2 were available to offset future taxable income in certain foreign subsidiaries. If not utilized, a portion of the foreign NOLs will begin to expire in 2013. Valuation allowances as of December 31, 2007 and December 31, 2006, of $5.5 and $4.3, respectively, have been recorded for NOLs and certain other deferred tax assets, for which it is more likely than not that the tax benefit will not be realized.

For income tax purposes, the Acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values. Deferred taxes were recorded to reflect the difference between the purchase price allocation to the foreign reporting entities’ assets and liabilities and their underlying tax basis. Operating loss carryforwards and other acquired tax benefits for which a valuation allowance was established at the acquisition date reduce goodwill in the period subsequently recognized. The reduction in goodwill related to the recognition of such tax benefits was $11.7 for the year ended December 31, 2006 and $2.0 for 2005. There was $2.0 of valuation allowances remaining at December 31, 2007 that was initially recorded at the Acquisition.

As a result of the Acquisition, all previously undistributed foreign earnings up to the sale date were deemed distributed to Ingersoll Rand. Subsequent to the Acquisition, management has decided to continue to permanently reinvest the earnings of its foreign subsidiaries with the exception of our Cayman Island sales entity. Therefore, no provision for U.S. income tax has been provided on those permanently reinvested earnings. If any permanently reinvested earnings were repatriated to the U.S., in the form of dividends or otherwise, those earnings would be subject to both U.S. income tax (subject to an adjustment for foreign tax credits) and possible withholding tax payable to the applicable foreign country. As of December 31, 2007, accumulated undistributed foreign earnings amounted to $157.7.

Management believes that it has provided adequate estimated liabilities for taxes based on the allocation of the purchase price and its understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any income tax return of any significance since the Acquisition. Accordingly, we could be exposed to additional income and other taxes.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

11.	Long-Term Debt

Senior Secured Credit Facility

On August 30, 2007, the Company and certain of its foreign subsidiaries entered into an Amended and Restated Senior Secured Credit Facility with the syndicate of lenders (the “Senior Secured Credit Facility”). The obligations of the Company under the Senior Secured Credit Facility are collateralized by mortgages on certain real and other property and have been guaranteed by the direct material domestic subsidiaries of the Company. The obligations of each foreign subsidiary borrower under the Senior Secured Credit Facility have been guaranteed by the Company, the direct material subsidiaries of such foreign subsidiary borrower and the direct material domestic subsidiaries of the Company.

The Senior Secured Credit Facility is a $500.0 million revolving credit facility. Any principal amount outstanding under the revolving credit facility is due and payable in full at maturity on August 30, 2012. There were no borrowings outstanding and the Company had issued $227.0 million of letters of credit under the revolving credit facility at December 31, 2007.

Dollar-denominated revolving borrowings under the Senior Secured Credit Facility bear interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 1.25% to 2.5%, depending on the Company’s leverage ratio, plus a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a rate equal to an applicable margin ranging from 0.25% to 1.5%, depending on the Company’s leverage ratio plus a base rate determined by reference to the highest of (1) the rate that the administrative agent announces from time to time as its prime or base commercial lending rate, (2) the three month certificate of deposit rate plus 1/2 of 1% and (3) the federal funds rate plus 1/2 of 1%. Euro-denominated revolving borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the applicable margin ranging from 1.25% to 2.5%, depending on the Company’s leverage ratio, plus a EURIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowings for the interest period relevant to such borrowings adjusted for certain additional costs.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate ranging from 0.25% to 0.375% per annum depending on the Company’s leverage ratio. The Company will also pay letter of credit fees equal to the applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each such letter of credit.

In general, the Senior Secured Credit Facility requires that certain net proceeds related to asset sales, incurrence of additional debt, casualty settlements, condemnation awards and certain excess cash flow be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial tests, (including maximum net leverage and a minimum interest coverage ratio) and certain other limitations governing, among others, such matters as Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to corporate documents that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default.

Senior Subordinated Notes

The Senior Subordinated Notes mature on November 1, 2014, and bear interest at a rate of 7 3/8% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem any of the notes beginning on November 1, 2009, at a redemption price of 103.688% of their principal amount, plus accrued interest. The redemption price will decline each year after 2009 and will be 100% of their principal amount, plus accrued interest, beginning on November 1, 2012. The Company may also redeem any of the notes at any time prior to November 1, 2009, at a redemption price equal to 100% of the principal amount of notes to be redeemed, plus a premium (based on a formula set forth in the indenture governing the notes) and accrued interest.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s direct material domestic subsidiaries and rank secondary to the Company’s Senior Secured Credit Facility. The Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers.

Currently, the more restrictive covenant under the senior secured credit facility and the indenture governing the senior subordinated notes allows dividends to be paid in any calendar year only to the extent of 5% of proceeds from public offerings of the Company’s common stock. The Company may also repurchase and redeem its common stock in an aggregate amount not to exceed fifty percent of net income of the preceding year. During 2008, any such dividend payments are limited to approximately $30.0 and repurchases and redemptions of common stock are limited to approximately $53.0.

Long-term debt consisted of the following:

	December 31,
	2007	2006

Senior subordinated notes	$370.0	$370.0
Senior secured credit facility	—	135.6
Other debt	0.5	0.1

Total debt	370.5	505.7
Less: current maturity	(0.2)	(0.1)

Total long-term debt	$370.3	$505.6

At December 31, 2007, the Company’s total long-term debt principal maturities were $0.2 in 2008, $0.3 in 2009 and $370.0 in 2014.

12.	Pension Plans

The U.S. defined benefit plan covering salaried and non-union hourly employees was frozen effective March 31, 1998. The plan was replaced with a defined contribution plan. The benefits for certain bargaining unit employees included in the defined benefit plan were not frozen. The Company’s U.S. salaried plans generally provide benefits based on a final average earnings formula. The Company’s U.S. hourly pension plans provide benefits under flat formulas. Non-U.S. plans provide benefits based on earnings and years of service. Most of the non-U.S. plans require employee contributions based on the employee’s earnings.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

Information regarding our pension plans follows:

	December 31,
	2007	2006

Change in projected benefit obligations
Benefit obligation at beginning of the period	$351.0	$326.8
Service cost	6.9	6.2
Interest cost	18.6	17.5
Employee contributions	0.3	0.2
Expenses paid	(0.6)	(0.9)
Actuarial (gain) loss	(15.8)	3.0
Plan amendments	0.2	0.5
Benefits paid	(17.0)	(15.2)
Foreign currency adjustments	7.0	12.9

Benefit obligation at end of the period	$350.6	$351.0

Change in plan assets
Fair value at beginning of the period	$284.1	$252.9
Actual return on assets	22.4	26.8
Company contributions	5.7	10.9
Employee contributions	0.3	0.2
Expenses paid	(0.6)	(0.9)
Benefits paid	(17.0)	(15.2)
Foreign currency adjustments	3.8	9.4

Fair value of assets at end of the period	$298.7	$284.1

Funded status
Unfunded benefit obligation	$51.9	$66.9
Contributions after measurement date	(0.5)	(0.2)

Balance sheet liability	$51.4	$66.7

Amounts recognized in the balance sheet consist of:
Current liabilities	$1.8	$4.4
Noncurrent liabilities	49.6	62.3

Total	$51.4	$66.7

Amounts recognized in accumulated other comprehensive (income) loss consists of:
Net actuarial (gain) loss	$(4.9)	$10.9
Prior service cost	0.7	0.5

Total	$(4.2)	$11.4

The net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year is estimated to be $0.4 expense.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

	December 31,
	2007	2006

Weighted-average assumptions used for benefit obligations
Discount rate
U.S. plans	6.10%	5.60%
Non-U.S. plans	5.82%	4.94%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	4.27%	3.88%

The components of the net periodic pension cost and amounts recognized in other comprehensive (income) loss include the following:

	Years Ended December 31,
	2007	2006	2005

Net periodic pension cost
Service cost	$6.9	$6.2	$5.1
Interest cost	18.6	17.5	17.1
Expected return on plan assets	(21.9)	(20.1)	(19.4)
Amortization of net losses	—	0.1	—

Net periodic benefit cost	3.6	3.7	2.8

Amounts recognized in other comprehensive (income) loss
Net actuarial (gain) loss	(15.8)	1.6	7.8
Prior service cost	0.2	0.5	—
Amortization of net losses	—	(0.1)	—
Total recognized in other

comprehensive (income) loss	(15.6)	2.0	7.8

Total recognized	$(12.0)	$5.7	$10.6

Weighted-average assumptions used for net periodic pension cost
Discount rate
U.S. plans	5.60%	5.65%	5.75%
Non-U.S. plans	4.94%	4.89%	5.31%
Rate of compensation increase U.S. plans	N/A	N/A	N/A
Non-U.S. plans	3.88%	3.66%	3.75%
Expected return on plan assets U.S. plans	8.50%	8.50%	8.50%
Non-U.S. plans	6.87%	6.48%	7.09%

The Company develops the assumed discount rate using available high quality bonds with maturities that approximately match the forecasted cash flow requirements of the pension plan.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2007	2006

Projected Benefit Obligation	$261.3	$349.9
Accumulated Benefit Obligation	253.5	333.2
Fair Value of Plan Assets	217.1	283.4

The Company uses an annual measurement date of November 30 for all material pension plans for the years presented. The expected long-term rates of return on plan assets are determined as of the measurement date. The

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plans’ investment policy. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five years. The actual rate of return for plan assets over the last ten and fifteen-year periods have exceeded the expected rate of return used. The Company reviews each plan and its historical returns and asset allocations determine the appropriate expected long-term rate of return on plan assets to be used.

The weighted average asset allocations of the Company’s pension plans by asset category are as follows:

	December 31,
	2007	2006

Asset Category*
Equity securities	60%	60%
Debt securities	34%	34%
Other	6%	6%

Total	100%	100%

*	Reflects weighted average percentage allocations of U.S. and non-U.S. plans.

The Company’s investment objectives in managing its defined benefit plan assets are to provide reasonable assurance that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment decisions involving asset allocations, investment manager structure, investment managers, investment advisors and trustees or custodians are reviewed regularly. An asset liability modeling study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. The Company’s current strategic global asset allocation for its pension plans is 60% in equity securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The rebalancing strategy is reviewed quarterly if cash flows are not sufficient to rebalance the plans and appropriate action is taken to bring the plans within the strategic allocation ranges.

The Company’s policy is to contribute the minimum required amount, as defined by law, and additional discretionary amounts up to the limitations imposed by the applicable tax codes. The Company currently projects that it will contribute approximately $5.7 to its funded plans worldwide in 2008. Most of the non-U.S. plans require employee contributions based on the employees’ earnings.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $17.4 in 2008, $17.5 in 2009, $18.7 in 2010, $19.5 in 2011, $20.3 in 2012 and $114.8 for the years 2013 to 2017.

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $12.1 for the year ended December 31, 2007, $11.0 for 2006, and $10.6 for 2005. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $0.8 for the year ended December 31, 2007, $0.7 million for 2006, and $0.7 for 2005.

13.	Post-retirement Benefits other than Pensions

The Company sponsors post-retirement plans that cover certain eligible U.S. employees that provide for certain healthcare and life insurance benefits. Post-retirement health plans generally are contributory and the amounts are adjusted annually. An eligible retiree’s healthcare benefit coverage is coordinated with Medicare. The Company funds the post-retirement benefit costs principally on a pay-as-you-go basis. Post-retirement life insurance plans are non-

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

contributory. In 1997, post-retirement benefit plans for salaried and non-union hourly employees eliminated medical and life benefit coverage for all future retirees except for grandfathered employees.

On August 3, 2007, the represented employees at our Painted Post, New York facility imposed a work stoppage at the conclusion the then existing labor agreement. On November 29, 2007, the Company declared impasse in relation to its attempts to negotiate a new labor agreement. As a result, the Company implemented the terms of its last offer and the represented employees agreed to return to work unconditionally. These terms included elimination of future retiree healthcare benefits for active represented employees covered by the terms who did not meet certain criteria on August 1, 2007. Because all the remaining participants in the plan were fully eligible for retiree healthcare on that date, the resulting curtailment amendment reduction of $18.6 in the accumulated benefit obligation is expected to be amortized over 36 months, the normal contract term for the represented employees at Painted Post. On December 21, 2007, Region 3 of National Labor Relations Board (NLRB) notified the Company that the work stoppage will be deemed an economic strike, not an unfair labor practice strike as originally alleged by the represented employees. The represented employees have the right to appeal the Region 3 decision to NLRB and pursue the matter in the Courts.

On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility. That new agreement eliminated future retiree health benefits for active represented employees covered by the agreement who did not meet certain criteria on January 1, 2006. The resulting $11.8 net curtailment amendment reduction in accumulated benefit obligation was recorded in 2006. The period to full eligibility for those remaining plan participants who were not fully eligible on that date was less than one year.

Summary information on the Company’s plans was as follows:

	December 31,
	2007	2006

Change in benefit obligations
Benefit obligation at beginning of the period	$50.0	$54.9
Service cost	1.4	1.7
Interest cost	2.4	2.4
Actuarial losses	2.5	5.3
Benefits paid	(0.1)	(0.1)
Plan amendments	(8.2)	0.1
Curtailment amendments	(18.6)	(14.3)

Unfunded benefit obligation at end of the period and balance sheet liability	$29.4	$50.0

Amounts recognized in the balance sheet:
Current liabilities	$0.4	$0.2
Noncurrent liabilities	29.0	49.8

Total	$29.4	$50.0

Amounts recognized in accumulated other comprehensive (income) loss:
Net loss	$7.7	$5.3
Net prior service (credit) cost	(26.0)	0.1

Total	$(18.3)	$5.4

The net loss and prior service (credit) cost for the post-retirement benefit plans other than pensions that will be amortized from Accumulated Other Comprehensive Income into net periodic post-retirement benefit cost during 2008 is estimated to be $(6.0).

Benefit payments for post-retirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $0.4 million in 2008, $0.7 million in 2009, $1.0 million in 2010, $1.1 million in 2011, $1.4 million in 2012 and $12.2 million for the years 2013 to 2017. As a result of the Medicare Part D subsidy, we expect our 2013 to 2017 retiree medical benefit payments to be approximately $0.5 million lower than they otherwise would have been as a result of the Medicare Act.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

The Company uses an annual measurement date of November 30 for all of its post-retirement benefit plans for all years presented.

The components of the net periodic post-retirement benefit cost and amounts recognized in other comprehensive (income) loss were as follows:

	Years Ended December 31,
	2007	2006	2005

Net periodic post-retirement benefits (income) cost
Service cost	$1.4	$1.7	$2.0
Interest cost	2.4	2.4	2.7
Amortization of
Net prior service (credit)	(0.7)	—	—
Net loss	0.1	—	—
Curtailment amendment	—	(11.8)	—

Total periodic post-retirement benefits cost (income)	3.2	(7.7)	4.7

Amounts recognized as other comprehensive (income) loss
Net actuarial loss	2.5	5.3	—
Curtailment amendment	(18.6)	—	—
Plan amendments	(8.2)	0.1	—
Amortization of prior service credit and net loss	0.6	—	—

Total recognized in comprehensive (income) loss	(23.7)	5.4	—

Total recognized	$(20.5)	$(2.3)	$4.7

	Years Ended December 31,
	2007	2006	2005

Weighted-average discount rate assumption used to determine
Benefit obligations at end of period	6.20%	5.70%	5.80%
Net periodic benefit cost for the year ended December 31	5.70%	5.80%	5.75%
Assumed health care cost trend rates
Current year trend rate	10.00%	10.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2013	2012	2011
Net periodic benefit cost for the year	2012	2011	2010

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects as of and for the year ended December 31, 2007:

	1%	1%
	Increase	Decrease

Effect on total service and interest cost components	$0.8	$(0.8)
Effect on postretirement benfit obligations	5.1	(3.2)

14.	Financial Instruments

The Company maintains significant operations in countries other than the United States. As a result of these global activities, the Company is exposed to changes in foreign currency exchange rates that affect the results of operations,

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

cash flows and financial condition. The Company manages exposure to changes in foreign currency exchange rates through normal operating and financing activities, as well as through the use of financial instruments. Generally, the only financial instruments the Company utilizes are forward exchange contracts. At December 31, 2007 and 2006, all forward exchange contracts were recorded in the balance sheet at estimated fair value with the net change in fair value recorded in the statement of income.

The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of debt obligations at fair value as of December 31, 2007, was approximately $370.5.

15.	Commitments and Contingencies (€ in millions)

Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, was involved in litigation initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited in 1998. The claimant sought damages of approximately $16.0. Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately $3.5 or $0.3 in excess of amounts the Company previously recorded as an accrued liability for this litigation, including $1.1 recorded as operating expense during 2006. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation. As a result, under U.K. laws, Maersk requested reimbursement of certain costs of $4.5 plus interest thereon and interest on the award. The Company reached full and final settlement of all costs and interests with Maersk Oil UK Limited during 2007. The settlement resulted in additional charges being recorded during 2007 related to resolving this litigation of $6.6, of which $4.4 was recorded as operating expense and $2.2 was recorded as interest expense.

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by Ingersoll Rand for certain of these matters under the Equity Purchase Agreement. Subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.

The Equity Purchase Agreement provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort claims which had a three year limit for a claim to be filed, Ingersoll Rand, our previous owner, will remain responsible without time limitations for known environmental conditions as of the closing date that meet certain requirements set forth in the Equity Purchase Agreement.

On December 28, 2007, the Company closed a lease transaction including a committed line of credit of up to €23 (approximately $33) that will be used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company will lease the Facility after construction and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is generally determined by reference to the EURIBOR Rate plus an applicable margin of between 125 and 250 basis points.

The initial base term of the lease expires 61 months after the Facility is constructed. At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the lease will mature in 2014. The operating lease contains representations, warranties and covenants typical of such leases.

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $16.5, $12.9 and $8.1 for the years ended December 31, 2007, 2006 and 2005, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2007, with terms in excess of one year for the next five years and thereafter are as follows: $10.4 in 2008, $8.6 in 2009, $7.2 in 2010, $5.8 in 2011, $5.3 in 2012, $13.2 in 2013 and thereafter.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

16.	Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty accrual is provided for at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty accrued liability:

	Years Ended December 31,
	2007	2006	2005

Beginning balance	$23.4	$21.5	$21.1
Provision for warranties issued during period	18.9	17.2	13.5
Adjustments to warranties issued in prior periods	2.6	(0.4)	1.7
Payments during period	(17.9)	(16.5)	(13.1)
Foreign currency adjustments	1.5	1.6	(1.7)

Ending balance	$28.5	$23.4	$21.5

17.	Incentive Stock-Based Compensation Plans

In 2005, our Board of Directors approved the Dresser-Rand Group Inc. 2005 Stock Incentive Plan under which stock based compensation in the form of shares, share units, options or stock appreciation rights may be awarded. Expense for grants to employees under the plan for 2007 was $4.3, $1.0 for 2006 and $0.1 for 2005. At December 31, 2007, 2,482,000 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 3.3 years for outstanding employee grants was $17.8. The Company currently expects to issue new shares upon exercise of options.

The following table summarizes option and stock appreciation right activity during 2007, 2006 and 2005:

		Weighted-Average
	Shares	Grant Price

Balance, December 31, 2004	—	—
Granted	107,463	$21.00

Balance, December 31, 2005	107,463	21.00
Granted	298,900	24.91
Forfeited	(4,750)	25.10

Balance, December 31, 2006	401,613	23.86
Granted	814,046	26.26
Excercised	(15,982)	25.15
Forfeited	(102,618)	25.42

Balance, December 31, 2007	1,097,059	$25.47

Excerisable December 31, 2005	—	—
Excerisable December 31, 2006	83,284	$21.00
Excerisable December 31, 2007	139,184	$22.34

The weighted — average grant date fair value of options and stock appreciation rights granted to employees during the year ended December 31, 2007, 2006 and 2005, was $10.74, $10.16, and $6.27, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $0.2. The total intrinsic value of options and stock appreciation rights outstanding at December 31, 2007 was approximately $14.9.

The options and stock appreciation rights granted have a 10 year contract term. Those granted in 2007 and 2006 vest ratably over a four or five-year period. Those granted in 2005 either vest ratably over a four-year period or upon achievement of the same conditions that vest the exit units mentioned below.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

The Company estimates the fair value of stock options and stock appreciation rights using a Black-Scholes option valuation model, consistent with the provisions of Statement No. 123(R) and SEC Staff Accounting Bulletin No. 107. Key inputs and assumptions used to estimate the fair value of stock options and stock appreciation rights include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted-average grant date assumptions used to estimate the fair value of options and stock appreciation rights granted.

	2007	2006	2005

Option term (years)	5.7	6.0	4.0
Volatility	34.5%	32.7%	32.1%
Risk-free interest rate (zero coupon US Treasury note)	4.75%	4.65%	4.50%
Dividend yield	—	—	—

The option term is the number of years that the company estimates that options will be outstanding prior to exercise. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based on similarly situated companies since the Company does not have sufficient actual experience on which to base such estimates.

The following table summarizes employee shares and share units activity during 2007, 2006 and 2005 and grant date fair values:

		Weighted-Average
	Shares	Grant Price

Nonvested at December 31, 2004	—	—
Granted	29,801	$21.00

Nonvested at December 31, 2005	29,801	21.00
Vested	(7,450)	21.00

Nonvested at December 31, 2006	22,351	21.00
Granted	426,570	26.06
Vested	(8,982)	21.77
Forfeited	(38,582)	25.50

Nonvested at December 31, 2007	401,357	$25.92

At December 31, 2007, the intrinsic value of the unvested shares was about $15.7.

The Company also grants shares and share units to Directors. Those granted in 2007 vest over three years. Those granted in 2006 and 2005 vested immediately or over four quarters. The total fair value of the 17,340 shares granted in 2007 at the grant dates was $0.5, the 7,421 shares and units granted in 2006 was $0.2 and the 1,585 shares and units granted in 2005 was less than $0.1. At December 31, 2007, the total intrinsic value of 17,340 unvested shares was $0.7.

The amended and restated limited liability company agreement of Holdings (the “Agreement”) permitted the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who own common units. In 2004, and in connection with the closing of the Acquisition in 2004, several of the Company’s executives purchased common units in Dresser-Rand Holdings, LLC (“Holdings”) for $4.33, the same amount paid for such common units by funds affiliated with First Reserve in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Dresser-Rand Holdings, LLC, which permit them to share in appreciation in the value of the Company’s shares. In May 2005, three new executives purchased 303,735 common units in Dresser-Rand Holdings, LLC at a price of $4.33 per share and were granted 300,000 service units and 700,000 exit units. The price per unit was below the market price resulting in a “cheap stock” charge to

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

expense at that time of $2.4 for the sale of the units. The Company accounted for the transactions between Holdings and the Company’s executives in accordance with Statement No. 123(R), which required the Company to record expense for services paid by its stockholder for the benefit of the Company.

The service units were granted without any remuneration, were to vest over five years and had 10 year contractual terms. The fair value of each service unit was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions described in the following table. Expected volatilities were based on historical volatilities of several comparable guideline companies in the oil and gas compressor and turbine manufacturing industries. The Company utilized First Reserve’s historical experience to estimate the expected term within the valuation model. The risk-free interest rate was based on the rate currently available for zero coupon U.S. Government issues in effect at the time of the grants for the term equal to the expected life of the service units being valued.

	2005	2004

Expected volatility	36.2%	36.2%
Expected dividend yield	—	—
Expected average term (in years)	4.0	4.0
Risk-free interest rate	3.80%	3.18%

The estimated fair value of service units granted in 2005 and 2004 was $2.6 and $3.4, respectively. In early 2007, Holdings sold its remaining ownership in the Company and made the final distribution to the holders of profit units. Accordingly, since all amounts due the members of management under the profit unit arrangements had been distributed to them by Holdings and no future service was required by the members of management holding profit units to obtain value from the profit units, the remaining previously unrecognized fair value of the service units at that date was recognized as expense. The compensation expense for the service units arrangements was $3.7 for the year ended December 31, 2007, $1.2 for 2006, and $1.0 for 2005. No income tax benefit was recognized in the income statement for this stock-based compensation arrangement.

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

The total fair value of the exit units was estimated to be $23.6 at the grant date defined under Statement No. 123(R) as “the date at which the employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award.” Because of the complexities of the exit units and related issues, it was determined such “mutual understanding” occurred on June 28, 2005.

During 2006, Holdings sold shares of the Company’s common stock that it owned for net proceeds to Holdings of approximately $1,000.0. As a result, all five tranches of exit units vested during 2006 and the Company recorded a non-cash compensation expense equal to the total fair value at the grant date of all five tranches of exit units of $23.6 during 2006. No income tax benefit was recognized in the income statement for this stock-based compensation arrangement.

18.	Significant Customers and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2007, 2006, and 2005, no one customer comprised more than 10% of the sales volume.

The Company has operations and or does business in various countries outside the United States. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

19.	Other Income (Expense)

Other income (expense) includes the following:

	Years Ended December 31,
	2007	2006	2005

Foreign currency gains (losses)	$5.5	$8.9	$(2.2)
Gain on sale of investment	2.3	—	—
Other	(0.5)	—	(0.6)

Total other income (expense), net	$7.3	$8.9	$(2.8)

20.	Other Operating Revenues

As part of the Acquisition, the Company acquired a royalty agreement with Volvo Aero Corporation (“Volvo”). Volvo was required to pay royalties to the Company based on revenues Volvo earned. The royalty agreement stated that Volvo shall pay 30% of the net 2004 and 2005 revenues of Volvo’s defined aftermarket support for certain gas turbine engines. Due to the nature of this agreement, an intangible asset was recorded in the Company accounts in the amount of $2.3 at the Acquisition date. The Company recorded $1.3 in revenue from royalties earned in excess of the amounts anticipated in valuing the intangible for the year ended December 31, 2005 as “Other operating revenue” in the accompanying consolidated income statement.

21.	Segment Information:

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment for which our principal measure of performance in operating income as follows:

1) New Units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.

2) Aftermarket Parts and Services consist of aftermarket support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.

Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include corporate expenses, research and development expenses, the curtailment amendment and the stock-based compensation expense — exit units. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocable assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues
New units	$813.5	$749.6	$576.6
Aftermarket parts and services	851.5	751.9	631.6

Total revenues	$1,665.0	$1,501.5	$1,208.2

Operating income
New units	$56.4	$47.3	$20.8
Aftermarket parts and services	213.8	204.4	141.4
Unallocable	(73.1)	(75.4)	(46.1)

Total operating income	$197.1	$176.3	$116.1

Depreciation and amortization
New units	$26.4	$26.9	$29.5
Aftermarket parts and services	22.9	23.5	31.9

Total depreciation and amortization	$49.3	$50.4	$61.4

Goodwill
New units	$131.6	$117.9	$114.8
Aftermarket parts and services	315.9	292.6	278.5

Total goodwill	$447.5	$410.5	$393.3

Total assets (including goodwill)
New units	$315.0	$280.7	$253.7
Aftermarket parts and services	697.8	605.7	541.6
Unallocable	938.1	884.9	862.6

Total assets	$1,950.9	$1,771.3	$1,657.9

Revenues by destination
North America	$693.0	$541.1	$498.6
Latin America	218.6	213.7	156.9
Europe	300.2	362.3	231.4
Asia-Pacific	202.9	204.3	135.6
Middle East, Africa	250.3	180.1	185.7

Total revenues	$1,665.0	$1,501.5	$1,208.2

Long-lived assets by geographic area
North America	$149.3	$160.4	$169.0
Latin America	3.7	3.3	3.1
Europe	54.7	52.0	49.7
Asia-Pacific	9.0	7.4	6.9
Middle East, Africa	—	—	—

Total long-lived assets	$216.7	$223.1	$228.7

For the year ended December 31, 2007, sales to customers in Brazil were 5.1% of total revenues. For the year ended December 31, 2006, sales to customers in Nigeria and Venezuela comprised 8.1% and 5.5%, respectively, of total revenues. For the year ended December 31, 2005, sales to customers in Norway and Libya comprised 6.2% and 5.3%,

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

respectively, of total revenues. No other sales to customers within individual countries outside the United States exceeded 5% of the total revenues in any year presented.

22. Selected Unaudited Quarterly Financial Data:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenues	$314.4	$441.2	$389.3	$520.1
Gross profit	91.6	118.9	98.4	140.0
Net income	15.4	26.2	21.3	43.8
Net income per share-basic and diluted	0.18	0.31	0.25	0.51

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenues	$291.5	$424.0	$310.3	$475.7
Gross profit	67.0	96.4	99.3	141.0
Net income	12.3	10.7	22.9	32.9
Net income per share-basic and diluted	0.14	0.13	0.27	0.38

23. Supplemental Cash Flow Information:

	Years Ended December 31,
	2007	2006	2005

Cash paid for interest	$37.6	$45.6	$50.5
Cash paid for income taxes, net of refunds	71.1	15.9	27.0

24.	Supplemental guarantor financial information:

The following wholly owned subsidiaries guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.

The following condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents the balance sheets as of December 31, 2007 and 2006 and statements of operations and cash flows, for the years ended December 31, 2007, 2006 and 2005. The condensed consolidating financial information presents investments in consolidated subsidiaries using the equity method of accounting.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year ended December 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,115.9	$679.9	$(130.8)	$1,665.0
Cost of sales	—	860.7	471.6	(116.2)	1,216.1

Gross profit	—	255.2	208.3	(14.6)	448.9
Selling and administrative expenses	114.0	52.3	90.4	(17.7)	239.0
Research and development expenses	—	12.6	0.2	—	12.8

(Loss) income from operations	(114.0)	190.3	117.7	3.1	197.1
Equity earnings in affiliates	174.8	1.5	—	(176.3)	—
Interest expense, net	(35.1)	(0.4)	(1.3)	—	(36.8)
Intercompany interest and fees	28.0	(1.7)	(26.3)	—	—
Other income (expense), net	7.6	(1.7)	1.4	—	7.3

Income before income taxes	61.3	188.0	91.5	(173.2)	167.6
(Benefit) provision for income taxes	(45.4)	72.9	33.4	—	60.9

Net income	$106.7	$115.1	$58.1	$(173.2)	$106.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year ended December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$920.8	$718.5	$(137.8)	$1,501.5
Cost of sales	—	694.1	537.3	(133.6)	1,097.8

Gross profit	—	226.7	181.2	(4.2)	403.7
Selling and administrative expenses	26.5	132.0	71.4	(1.1)	228.8
Research and development expenses	—	10.0	0.4	—	10.4
Curtailment amendment	—	(11.8)	—	—	(11.8)

(Loss) income from operations	(26.5)	96.5	109.4	(3.1)	176.3
Equity earnings in affiliates	179.7	6.5	—	(186.2)	—
Interest expense, net	(44.5)	—	(3.4)	—	(47.9)
Intercompany interest and fees	(77.7)	97.1	(19.4)	—	—
Other income, net	5.2	0.1	3.6	—	8.9

Income before income taxes	36.2	200.2	90.2	(189.3)	137.3
(Benefit) provision for income taxes	(42.6)	71.0	30.1	—	58.5

Net income	$78.8	$129.2	$60.1	$(189.3)	$78.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year ended December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$815.6	$506.3	$(113.7)	$1,208.2
Cost of sales	—	647.5	381.0	(107.5)	921.0

Gross profit	—	168.1	125.3	(6.2)	287.2
Selling and administrative expenses	6.1	103.1	57.9	(3.1)	164.0
Research and development expenses	—	6.8	0.3	—	7.1

(Loss) income from operations	(6.1)	58.2	67.1	(3.1)	116.1
Equity earnings in affiliates	96.5	12.2	—	(108.7)	—
Interest (expense) income, net	(52.8)	0.4	(4.6)	—	(57.0)
Intercompany interest and fees	5.5	3.4	(8.9)	—	—
Other expense, net	(3.9)	(0.8)	(1.8)	—	(6.5)

Income before income taxes	39.2	73.4	51.8	(111.8)	52.6
Provision for income taxes	2.1	—	13.4	—	15.5

Net income	$37.1	$73.4	$38.4	$(111.8)	$37.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$70.7	$—	$135.5	$—	$206.2
Accounts and notes receivables, net	0.1	155.9	155.9	—	311.9
Inventories, net	—	184.4	86.8	(5.9)	265.3
Prepaid expenses and deferred income taxes	21.1	2.8	18.4	—	42.3

Total current assets	91.9	343.1	396.6	(5.9)	825.7
Investment in affiliates	1,466.5	69.9	—	(1,536.4)	—
Property, plant, and equipment, net	—	149.1	67.6	—	216.7
Goodwill and intangible assets, net	—	454.6	432.9	—	887.5
Other assets	18.7	—	2.3	—	21.0

Total assets	$1,577.1	$1,016.7	$899.4	$(1,542.3)	$1,950.9

Liabilities and Stockholders’ Equity
Accounts payable and accruals	$(36.4)	$316.9	$339.8	$—	$620.3
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(36.4)	317.1	339.8	—	620.5
Long-term debt	370.0	0.3	—	—	370.3
Intercompany accounts	408.5	(482.7)	74.2	—	—
Other non-current liabilities	29.8	63.1	62.0	—	154.9

Total liabilities	771.9	(102.2)	476.0	—	1,145.7

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	804.3	1,118.9	423.4	(1,542.3)	804.3

Total stockholders’ equity	805.2	1,118.9	423.4	(1,542.3)	805.2

Total liabilities and stockholders’ equity	$1,577.1	$1,016.7	$899.4	$(1,542.3)	$1,950.9

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$36.9	$—	$109.9	$—	$146.8
Accounts and notes receivables net	—	145.8	159.3	—	305.1
Inventories, net	—	133.3	58.7	(9.0)	183.0
Prepaid expenses and deferred income taxes	8.7	4.2	21.2	—	34.1

Total current assets	45.6	283.3	349.1	(9.0)	669.0
Investment in affiliates	1,232.9	59.4	—	(1,292.3)	—
Property, plant, and equipment, net	—	160.8	62.3	—	223.1
Goodwill and intangible assets, net	—	466.6	390.8	—	857.4
Other assets	14.9	4.3	2.6	—	21.8

Total assets	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

Liabilities and Stockholders’ Equity
Accounts payable and accruals	$22.4	$222.4	$226.6	$—	$471.4
Loans payable	—	—	0.1	—	0.1

Total current liabilities	22.4	222.4	226.7	—	471.5
Long-term debt	432.2	—	73.4	—	505.6
Intercompany accounts	197.9	(344.8)	146.9	—	—
Other non-current liabilities	9.0	99.0	54.3	—	162.3

Total liabilities	661.5	(23.4)	501.3	—	1,139.4

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	631.0	997.8	303.5	(1,301.3)	631.0

Total stockholders’ equity	631.9	997.8	303.5	(1,301.3)	631.9

Total liabilities and stockholders’ equity	$1,293.4	$974.4	$804.8	$(1,301.3)	$1,771.3

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(110.5)	$187.0	$139.6	$(0.1)	$216.0

Cash flows from investing activities:
Capital expenditures	—	(18.6)	(5.1)	—	(23.7)
Acquisitions, net of cash	—	(8.1)	—	—	(8.1)
Proceeds from the sale of equity investment	—	5.1	0.7	—	5.8

Net cash used in investing activities	—	(21.6)	(4.4)	—	(26.0)

Cash flows from financing activities:
Net change in debt	(62.2)	0.5	(75.0)	—	(136.7)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Cash paid for debt issuance costs	(4.5)	—	—	—	(4.5)
Change in intercompany accounts	210.6	(165.9)	(44.8)	0.1	—

Net cash provided by (used in) financing activities	144.3	(165.4)	(119.8)	0.1	(140.8)

Effect of exchange rate changes	—	—	10.2	—	10.2
Net increase in cash and cash equivalents	33.8	—	25.6	—	59.4
Cash and cash equivalents, beginning of period	36.9	—	109.9	—	146.8

Cash and cash equivalents, end of period	$70.7	$—	$135.5	$—	$206.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(59.0)	$215.1	$4.9	$3.1	$164.1

Cash flows from investing activities:
Capital expenditures	—	(15.3)	(4.4)	—	(19.7)
Proceeds from the sale of equity investment	—	—	0.2	—	0.2

Net cash used in investing activities	—	(15.3)	(4.2)	—	(19.5)

Cash flows from financing activities:
Net change in debt	(100.0)	—	(0.1)	—	(100.1)
Change in intercompany accounts	195.9	(241.4)	48.6	(3.1)	—

Net cash provided by (used in) financing activities	95.9	(241.4)	48.5	(3.1)	(100.1)

Effect of exchange rate changes	—	—	4.3	—	4.3
Net increase (decrease) in cash and cash equivalents	36.9	(41.6)	53.5	—	48.8
Cash and cash equivalents, beginning of period	—	41.6	56.4	—	98.0

Cash and cash equivalents, end of period	$36.9	$—	$109.9	$—	$146.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share and per unit amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(27.8)	$169.6	$68.9	$1.7	$212.4

Cash flows from investing activities:
Capital expenditures	—	(11.0)	(4.5)	—	(15.5)
Proceeds from the sale of property, plant and equipment	—	0.3	0.7	—	1.0
Proceeds from the sale of equity investment	—	10.0	—	—	10.0
Acquisitions, net of cash	(55.0)	—	—	—	(55.0)

Net cash used in investing activities	(55.0)	(0.7)	(3.8)	—	(59.5)

Cash flows from financing activities:
Net change in debt	(167.1)	—	(45.6)	—	(212.7)
Change in intercompany accounts	197.3	(190.7)	(4.9)	(1.7)	—
Issuance of common units	1.4	—	—	—	1.4
Proceeds from initial public offering	608.9	—	—	—	608.9
Dividends paid	(557.7)	—	—	—	(557.7)

Net cash provided by (used in) financing activities	82.8	(190.7)	(50.5)	(1.7)	(160.1)

Effect of exchange rate changes	—	—	(6.3)	—	(6.3)
Net (decrease) increase in cash and cash equivalents	—	(21.8)	8.3	—	(13.5)
Cash and cash equivalents, beginning of period	—	63.3	48.2	—	111.5

Cash and cash equivalents, end of period	$—	$41.5	$56.5	$—	$98.0

Dresser-Rand Group Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2007, 2006 and 2005
($ in million)

Dresser-Rand Group Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/07	Expenses	Other Accounts		Deductions		12/31/2007

Allowance for losses on receivables	$6.1	$1.2	$—		$1.4	(a)	$5.9
Valuation allowance for deferred tax asset	4.3	0.5	0.7	(b)	—		5.5

Notes:

(a)	- Impact of foreign exchange of $(0.2) and write-off of bad debts of $1.6.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/06	Expenses	Other Accounts		Deductions		12/31/2006

Allowance for losses on receivables	$8.6	$0.8	$0.1		$3.4	(a)	$6.1
Valuation allowance for deferred tax asset	19.9	2.0	(11.1	)(b)	6.5	(c)	4.3

Notes:

(a)	- Impact of foreign exchange of $(0.4) and write-off of bad debts of $3.8.

(b)	- Impact of foreign exchange of $0.6 and reduction of goodwill of $(11.7).

(c)	- Write-off of deferred tax assets.

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/05	Expenses	Other Accounts		Deductions		12/31/2005

Allowance for losses on receivables	$14.5	$(0.2)	$0.8	(a)	$6.5	(b)	$8.6
Valuation allowance for deferred tax asset	23.7	(1.7)	(2.1	)(c)	—		19.9

Notes:

(a)	- Acquisitions

(b)	- Impact of foreign exchange of $0.5 and write-off of bad debts of $6.0.

(c)	- Impact of foreign exchange of $(0.1) and reduction of goodwill of $(2.0).

S-1