Form 10-Q
period 2008-03-31
Dresser-Rand Group Inc.
filed 2008-04-29
CIK 1316656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from to

Commission file number 001-32586

Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 W. Sam Houston Parkway, N. Houston, TX (Address of principal executive offices)	77043 (Zip Code)

(713) 467-2221
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

The number of shares of common stock, $.01 par value, outstanding as of April 20, 2008, was 86,005,995.

DRESSER-RAND GROUP INC.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Statement of Income for the three months ended March 31, 2008 and 2007	3
	Consolidated Balance Sheet at March 31, 2008 and December 31, 2007	4
	Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2007	5
	Notes to Unaudited Consolidated Financial Statements at March 31, 2008	6-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Events	26
Item 6.	Exhibits	27
Signatures		28
Exhibits

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited; $ in millions, except per share amounts)

Net sales of products	$287.1	$242.1
Net sales of services	76.7	72.3

Total revenues	363.8	314.4

Cost of products sold	206.2	173.3
Cost of services sold	51.9	49.5

Total cost of sales	258.1	222.8

Gross profit	105.7	91.6
Selling and administrative expenses	63.9	55.5
Research and development expenses	2.1	3.1
Curtailment amendment	(7.2)	—

Income from operations	46.9	33.0

Interest expense, net	(7.0)	(10.9)
Other income, net	1.8	2.3

Income before income taxes	41.7	24.4
Provision for income taxes	14.5	9.0

Net income	$27.2	$15.4

Net income per common share-basic and diluted	$0.32	$0.18

Weighted average shares outstanding — (In thousands)
Basic	85,514	85,459

Diluted	85,659	85,459

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Unaudited; $ in millions, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$258.8	$206.2
Accounts receivable, less allowance for losses of $6.0 at 2008 and $5.9 at 2007	264.0	311.9
Inventories, net	266.6	265.3
Prepaid expenses	34.1	23.0
Deferred income taxes, net	19.3	19.3

Total current assets	842.8	825.7
Property, plant and equipment, net	218.5	216.7
Goodwill	470.6	447.5
Intangible assets, net	439.2	440.0
Other assets	20.1	21.0

Total assets	$1,991.2	$1,950.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$359.4	$358.4
Customer advance payments	236.9	239.9
Accrued income taxes payable	23.8	22.0
Loans payable	0.2	0.2

Total current liabilities	620.3	620.5
Deferred income taxes	50.6	48.4
Postemployment and other employee benefit liabilities	77.6	80.6
Long-term debt	370.2	370.3
Other noncurrent liabilities	23.7	25.9

Total liabilities	1,142.4	1,145.7

Commitments and contingencies (Notes 6 through 10)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 86,005,995 and 85,826,523 shares issued and outstanding, respectively	0.9	0.9
Additional paid-in capital	527.6	527.3
Retained earnings	256.8	229.7
Accumulated other comprehensive income	63.5	47.3

Total stockholders’ equity	848.8	805.2

Total liabilities and stockholders’ equity	$1,991.2	$1,950.9

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited; $ in millions)

Cash flows from operating activities
Net income	$27.2	$15.4
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12.4	11.9
Deferred income taxes	3.0	1.0
Stock-based compensation	1.4	4.5
Amortization of debt financing costs	0.8	1.8
Provision for losses on inventory	0.4	0.7
Curtailment amendment	(7.2)	—
Working capital and other
Accounts receivable	54.5	60.6
Customer advances	(13.5)	51.7
Accounts payable	(9.9)	(15.8)
Inventories	4.3	(10.9)
Other	(18.7)	(13.5)

Net cash provided by operating activities	54.7	107.4

Cash flows from investing activities
Capital expenditures	(6.0)	(4.7)
Proceeds from sales of property, plant and equipment	0.2	—

Net cash used in investing activities	(5.8)	(4.7)

Cash flows from financing activities
Purchase of treasury stock	(0.9)	—
Payments of long-term debt	(0.1)	(50.0)

Net cash used in financing activities	(1.0)	(50.0)

Effect of exchange rate changes on cash and cash equivalents	4.7	0.6

Net increase in cash and cash equivalents	52.6	53.3
Cash and cash equivalents, beginning of the period	206.2	146.8

Cash and cash equivalents, end of period	$258.8	$200.1

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

1.	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, and our other filings with the Securities and Exchange Commission. Operating results for the 2008 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	New accounting standards

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 does not expand the use of fair value accounting. The adoption had no material effect on our first quarter financial statements.

Statement No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Statement No. 157, classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar asset or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008:

Foreign currency exchange contracts assets	$4.2

Foreign currency exchange contracts liabilities	$3.1

As a result of our global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When determined appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2.

In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, which deferred the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is researching the potential effect Staff Position No. 157-2 would have on its financial statements.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

On January 1, 2008, we adopted the requirement of FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position. The effect of adopting the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position was not material.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

3.	Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	March 31, 2008		Weighted	December 31, 2007
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$88.8	$7.4	40 years	$88.7	$6.9
Customer relationships	250.6	22.2	39 years	246.9	20.2
Software	30.6	10.4	10 years	30.6	9.7
Existing technology	127.1	17.9	25 years	127.1	16.5

Total amortizable intangible assets	$497.1	$57.9		$493.3	$53.3

Intangible asset amortization expense was $4.3 for the three months ended March 31, 2008, and $4.2 for the three months ended March 31, 2007.

The change in goodwill for the three months ended March 31, 2008, was:

March 31,
2008

Beginning balance	$447.5
Foreign currency adjustments	23.1

Ending balance	$470.6

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

4.	Inventories

Inventories were as follows:

	March 31,	December 31,
	2008	2007

Raw materials and supplies	$124.2	$123.9
Work-in-process and finished goods	437.5	330.2

	561.7	454.1
Less:
Progress payments	(295.1)	(188.8)

Total inventories	$266.6	$265.3

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

5.	Property, plant and equipment

Property, plant and equipment is comprised of the following:

	March 31,	December 31,
	2008	2007

Cost:
Land	$10.0	$9.6
Buildings and improvements	83.9	80.4
Machinery and equipment	223.0	215.4

	316.9	305.4
Less: Accumulated depreciation	(98.4)	(88.7)

Property, plant and equipment, net	$218.5	$216.7

6.	Income taxes

Our estimated income tax provision for the three months ended March 31, 2008 and 2007, resulted in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductions, state and local taxes, different tax rates in certain foreign tax jurisdictions and certain deductions and credits for income tax purposes only.

We began operations as a new entity on October 29, 2004, having been acquired from Ingersoll Rand Company Limited by Dresser-Rand Holdings LLC, an affiliate of First Reserve Corporation. For tax purposes, the acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values and deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax basis. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and our understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any tax return of significance since our formation. Accordingly, we could be exposed to additional income and other taxes.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

7.	Pension plans

The components of net periodic pension cost were as follows:

	Three Months Ended March 31,
	2008	2007

Service cost	$1.8	$1.7
Interest cost	5.1	4.6
Expected return on plan assets	(5.8)	(5.4)
Amortization of net losses	0.1	—

Net pension expense	$1.2	$0.9

8.	Postretirement benefits other than pensions

The components of net periodic postretirement benefits cost for such plans were as follows:

	Three Months Ended March 31,
	2008	2007

Service cost	$0.1	$0.4
Interest cost	0.5	0.6
Amortization of prior service (credit)	(1.8)	(0.1)
Curtailment amendment	(7.2)	—

Net periodic postretirement benefits (gain) cost	$(8.4)	$0.9

In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, will be paid a lump sum totaling $6.5 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 credit was recognized during the three months ended March 31, 2008, in other comprehensive income, which is expected to be amortized into the statement of income over the three year term of the agreement. The Company expects to pay the $6.5 total lump sum amounts in the second quarter of 2008. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits.

9.	Commitments and contingencies

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner,

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. Subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that, except as noted below, any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.

In February 2008, Kaona Power Supply Company, Ltd., a Thai limited company (Kaona), brought a tort lawsuit against Dresser-Rand Do Brazil Ltda, presumably another Dresser-Rand entity under an incorrect name, and individuals who had been employed by the company, and a third party. Kaona claims that the employees and company were negligent in connection with the testing, installation and commissioning of a steam turbine that was damaged in May 2007. Kaona claims damages of approximately $9.0. The Company shall vigorously defend the lawsuit, including by asserting its contractual limitation of liability of approximately $0.1 and agreement to exclude consequential damages. Kaona is attempting to circumvent the allocation of risk agreed to by the parties by asserting its claim in tort. An adverse judgment could have a material effect on the results of operations of the Company.

10.	Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

The following table represents the changes in the product warranty liability:

	Three Months Ended March 31,
	2008	2007

Beginning balance	$28.5	$23.4
Provisions for warranties issued during the period	5.1	4.8
Adjustments to warranties issued in prior periods	1.3	1.0
Payments during period	(6.9)	(3.6)
Foreign currency adjustments	0.9	0.2

Ending balance	$28.9	$25.8

11.	Segment information

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the curtailment amendment. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

Segment results for the three months ended March 31, 2008, and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007

Revenues
New units	$149.5	$114.3
Aftermarket parts and services	214.3	200.1

Total revenues	$363.8	$314.4

Operating Income
New units	$9.2	$4.6
Aftermarket parts and services	50.0	48.2
Unallocated	(12.3)	(19.8)

Total operating income	$46.9	$33.0

Depreciation and Amortization
New units	$5.6	$5.0
Aftermarket parts and services	6.8	6.9

Total depreciation and amortization	$12.4	$11.9

Total Assets (including Goodwill)
New units	$286.8	$234.5
Aftermarket parts and services	705.1	606.7
Unallocated	999.3	943.0

Total assets	$1,991.2	$1,784.2

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

12.	Stockholders’ equity

Changes in stockholders’ equity for three months ended March 31, 2008, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income	Total

At December 31, 2007	$0.9	$527.3	$229.7	$47.3	$805.2
Stock-based employee compensation	—	0.3	—	—	0.3
Adoption of FASB Statement No. 158	—	—	(0.1)	—	(0.1)
Net income	—	—	27.2	—	27.2
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	18.9	18.9
Pension and other postretirement benefit plans — net of $1.7 tax:
Adoption of FASB Statement No. 158	—	—	—	(0.3)	(0.3)
Benefit plans amortization	—	—	—	(1.0)	(1.0)
Benefit plan amendment	—	—	—	2.2	2.2
Curtailment amendment	—	—	—	(4.5)	(4.5)
Net gain from remeasurement	—	—	—	0.9	0.9

At March 31, 2008	$0.9	$527.6	$256.8	$63.5	$848.8

The components of total comprehensive income are as follows:

	Three Months Ended March 31,
	2008	2007

Net income	$27.2	$15.4
Other comprehensive income:
Foreign currency adjustments	18.9	5.0
Pension and other postretirement benefit plans — net of $1.7 tax in 2008 and $(3.1) in 2007:
Adoption of FASB Statement No. 158	(0.3)	—
Benefit plans amortization	(1.0)	—
Benefit plan amendment	2.2	5.0
Curtailment amendment	(4.5)	—
Net gain from remeasurement	0.9	—

Total comprehensive income	$43.4	$25.4

During the three months ended March 31, 2008, our Board of Directors granted options and appreciation rights involving 108,950 shares of common stock and granted a total of 241,430 shares of restricted stock and restricted stock units to employees under the Dresser-Rand Group Inc. 2005 Stock Incentive Plan. These stock compensation arrangements vest over three or four year periods.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

13.	Supplemental guarantor financial information

The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.

The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three months ended March 31, 2008, and 2007, balance sheets as of March 31, 2008, and December 31, 2007, and statements of cash flows for the three months ended March 31, 2008, and 2007.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$276.0	$116.5	$(28.7)	$363.8
Cost of sales	—	203.4	75.8	(21.1)	258.1

Gross profit	—	72.6	40.7	(7.6)	105.7
Selling and administrative expenses	32.5	14.3	22.7	(5.6)	63.9
Research and development expenses	—	2.0	0.1	—	2.1
Curtailment amendment	—	(7.2)	—	—	(7.2)

(Loss) income from operations	(32.5)	63.5	17.9	(2.0)	46.9
Equity earnings in affiliates	50.3	1.1	—	(51.4)	—
Interest (expense) income, net	(8.0)	—	1.0	—	(7.0)
Intercompany interest and fees	1.5	(0.1)	(1.4)	—	—
Other (expense) income, net	(0.2)	0.9	1.1	—	1.8

Income before income taxes	11.1	65.4	18.6	(53.4)	41.7
(Benefit) provision for income taxes	(16.1)	23.1	7.5	—	14.5

Net income	$27.2	$42.3	$11.1	$(53.4)	$27.2

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$216.5	$127.0	$(29.1)	$314.4
Cost of sales	—	153.0	91.1	(21.3)	222.8

Gross profit	—	63.5	35.9	(7.8)	91.6
Selling and administrative expenses	32.8	10.7	18.5	(6.5)	55.5
Research and development expenses	—	3.0	0.1	—	3.1

(Loss) income from operations	(32.8)	49.8	17.3	(1.3)	33.0
Equity earnings in affiliates	37.7	0.5	—	(38.2)	—
Interest (expense), net	(9.2)	—	(1.7)	—	(10.9)
Intercompany interest and fees	5.3	1.0	(6.3)	—	—
Other income (expense), net	0.2	(0.1)	2.2	—	2.3

Income before income taxes	1.2	51.2	11.5	(39.5)	24.4
(Benefit) provision for income taxes	(14.2)	19.1	4.1	—	9.0

Net income	$15.4	$32.1	$7.4	$(39.5)	$15.4

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$110.3	$—	$148.5	$—	$258.8
Accounts receivables, net	0.4	135.3	128.3	—	264.0
Inventories, net	—	187.9	86.6	(7.9)	266.6
Prepaids expenses and deferred income taxes	22.5	3.0	27.9	—	53.4

Total current assets	133.2	326.2	391.3	(7.9)	842.8
Investment in affiliates	1,553.9	71.0	—	(1,624.9)	—
Property, plant, and equipment, net	—	147.5	71.0	—	218.5
Intangible assets, net	—	450.8	459.0	—	909.8
Other assets	17.5	—	2.6	—	20.1

Total assets	$1,704.6	$995.5	$923.9	$(1,632.8)	$1,991.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(60.9)	$340.5	$340.5	$—	$620.1
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(60.9)	340.7	340.5	—	620.3
Long-term debt	370.0	0.2	—	—	370.2
Intercompany accounts	518.1	(585.8)	67.7	—	—
Other noncurrent liabilities	28.6	60.8	62.5	—	151.9

Total liabilities	855.8	(184.1)	470.7	—	1,142.4

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	847.9	1,179.6	453.2	(1,632.8)	847.9

Total stockholders’ equity	848.8	1,179.6	453.2	(1,632.8)	848.8

Total liabilities and stockholders’ equity	$1,704.6	$995.5	$923.9	$(1,632.8)	$1,991.2

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$70.7	$—	$135.5	$—	$206.2
Accounts receivable, net	0.1	155.9	155.9	—	311.9
Inventories, net	—	184.4	86.8	(5.9)	265.3
Prepaid expenses and deferred income taxes	21.1	2.8	18.4	—	42.3

Total current assets	91.9	343.1	396.6	(5.9)	825.7
Investment in affiliates	1,466.5	69.9	—	(1,536.4)	—
Property, plant, and equipment, net	—	149.1	67.6	—	216.7
Intangible assets, net	—	454.6	432.9	—	887.5
Other assets	18.7	—	2.3	—	21.0

Total assets	$1,577.1	$1,016.7	$899.4	$(1,542.3)	$1,950.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(36.4)	$316.9	$339.8	$—	$620.3
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(36.4)	317.1	339.8	—	620.5
Long-term debt	370.0	0.3	—	—	370.3
Intercompany accounts	408.5	(482.7)	74.2	—	—
Other noncurrent liabilities	29.8	63.1	62.0	—	154.9

Total liabilities	771.9	(102.2)	476.0	—	1,145.7

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	804.3	1,118.9	423.4	(1,542.3)	804.3

Total stockholders’ equity	805.2	1,118.9	423.4	(1,542.3)	805.2

Total liabilities and stockholders’ equity	$1,577.1	$1,016.7	$899.4	$(1,542.3)	$1,950.9

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(48.2)	$86.4	$16.6	$(0.1)	$54.7

Cash flows from investing activities:
Capital expenditures	—	(4.4)	(1.6)	—	(6.0)
Proceeds from sale of property, plant and equipment	—	0.1	0.1	—	0.2

Net cash used in investing activities	—	(4.3)	(1.5)	—	(5.8)

Cash flows from financing activities:
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	88.7	(82.0)	(6.8)	0.1	—
Purchase of treasury stock	(0.9)	—	—	—	(0.9)

Net cash provided by (used in) financing activities	87.8	(82.1)	(6.8)	0.1	(1.0)

Effect of exchange rate changes	—	—	4.7	—	4.7
Net increase in cash and equivalents	39.6	—	13.0	—	52.6
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$110.3	$—	$148.5	$—	$258.8

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9.7)	$83.2	$32.6	$1.3	$107.4

Cash flows from investing activities:
Capital expenditures	(2.2)	(1.6)	(0.9)	—	(4.7)

Net cash used in investing activities	(2.2)	(1.6)	(0.9)	—	(4.7)

Cash flows from financing activities:
Net change in debt	(50.0)	—	—	—	(50.0)
Change in intercompany accounts	67.2	(81.6)	15.7	(1.3)	—

Net cash provided by (used in) financing activities	17.2	(81.6)	15.7	(1.3)	(50.0)

Effect of exchange rate changes	—	—	0.6	—	0.6
Net increase in cash and equivalents	5.3	—	48.0	—	53.3
Cash and cash equivalents, beginning of period	36.9	—	109.9	—	146.8

Cash and cash equivalents, end of period	$42.2	$—	$157.9	$—	$200.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

Overview

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. Our segments are new units and aftermarket parts and services. Our product and service applications include oil and gas production; high-pressure field injection, gas lift, and enhanced oil recovery; natural gas processing; gas liquefaction; gas transmission and storage; refining; petrochemical production; and general industrial markets such as paper, steel, sugar, distributed power and the U.S. Navy.

We operate globally with manufacturing facilities in the United States, France, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our 67 global locations in 11 U.S states and 24 countries.

The energy markets continue to be driven by strong demand, inadequate production and processing capacity, and geopolitical risks. The fundamentals supporting higher oil and gas prices appear to be structural and likely to persist for several years.

Demand in all three streams of the energy market — upstream, midstream and downstream — continues to be strong. In the upstream market, we estimate that there are more than one hundred floating, production, storage and offloading (FPSO) projects planned for award in the next five years.

In midstream market, we estimate that nearly 40,000 miles of natural gas pipelines are planned for construction worldwide during the next 10 years offering numerous opportunities for our compression equipment.

In the downstream refining market, industry sources expect the addition of approximately 11 million barrels of daily production worldwide during the next three to five years. The forces propelling this movement are the increasing demand for refined products, the need to meet more stringent environmental requirements and the desire to process a greater amount of sour crude feedstock.

Results of Operations

Three months ended March 31, 2008, compared to the three months ended March 31, 2007:

	Three Months Ended March 31,		Three Months Ended March 31,		Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Operations Data:
Total revenues	$363.8	100.0%	$314.4	100.0%	$49.4	15.7%
Cost of sales	258.1	70.9	222.8	70.9	35.3	15.8%

Gross profit	105.7	29.1	91.6	29.1	14.1	15.4%
Selling and administrative expenses	63.9	17.6	55.5	17.6	8.4	15.1%
Research and development expenses	2.1	0.6	3.1	1.0	(1.0)	(32.3)%
Curtailment amendment	(7.2)	(2.0)	—	—	(7.2)	NM

Operating income	46.9	12.9	33.0	10.5	13.9	42.1%
Interest expense, net	(7.0)	(1.9)	(10.9)	(3.4)	3.9	(35.8)%
Other income, net	1.8	0.5	2.3	0.7	(0.5)	(21.7)%

Income before income taxes	41.7	11.5	24.4	7.8	17.3	70.9%
Provision for income taxes	14.5	4.0	9.0	2.9	5.5	61.1%

Net income	$27.2	7.5%	$15.4	4.9%	$11.8	76.6%

Bookings	$575.7		$425.6		$150.1	35.3%

Backlog-ending	$2,122.3		$1,380.6		$741.7	53.7%

Total revenues.  Total revenues were $363.8 for the three months ended March 31, 2008, compared to $314.4 for the three months ended March 31, 2007. The increase of $49.4 or 15.7% was principally from a $35.2 increase in new unit sales. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was up during the first quarter of 2008. Also, we have implemented price increases for most of our products and services. However, realization of implemented price increases depends on the cycle times from order entry to completion. Currently, cycle times from order entry to completion for new unit bookings are averaging 15 months and cycle times for aftermarket parts and services typically ranges from one day to 12 months depending on the nature of the product or service.

Cost of sales.  Cost of sales was $258.1 for the three months ended March 31, 2008, compared to $222.8 for the three months ended March 31, 2007. As a percentage of revenues, cost of sales remained at about 71% for both periods, even though lower gross margin new units was 41.1% of total revenues in 2008 versus 36.4% in 2007. Cost of sales for 2007 also includes $2.6 to recognize the remaining fair value of service units granted certain members of management in connection with the acquisition of the Company by Dresser-Rand Holdings, LLC (Holdings) in 2004. Holdings granted a total of 2,692,500 service units and five tranches of exit units totaling 6,282,500 exit units in Holdings to certain members of the Company’s management, which permitted them to share in appreciation in the value of the Company’s shares. The service units were granted without any remuneration. The service units were to vest over a period of five years and had 10 year contractual terms. The fair value of each service unit was estimated on the date of grant using the Black-Scholes option valuation model and that total fair value was being amortized over the five year vesting period. During the three months ended March 31, 2007, Holdings sold its remaining ownership in the Company and made the final distribution to the holders of service units and exit units. Accordingly, since all amounts due the members of management under the service unit arrangements have been distributed to them by Holdings and no future service is required by the members of management holding service units to obtain value from the service units, the remaining previously unrecognized fair value of the service units as of March 31, 2007, of $3.4 was recognized as cost of sales ($2.6) and selling and administrative expenses ($0.8) consistent with the Company’s past allocation of these costs. Cost of sales for the three months ended March 31, 2007, also includes a provision for loss on litigation of $1.3.

Gross profit.  Gross profit was $105.7 for the three months ended March 31, 2008, compared to $91.6 for the three months ended March 31, 2007, and remained at about 29% for both periods.

Selling and administrative expenses.  Selling and administrative expenses were $63.9 for the three months ended March 31, 2008, compared to $55.5 for the three months ended March 31, 2007, an increase of $8.4. The increase was attributable to higher expenses to support the increased business volume. (See bookings and backlog below.)

Research and development expenses.  Research and development expenses for the three months ended March 31, 2008 were $2.1 compared to $3.1 for the three months ended March 31, 2007. The $1.0 decrease was planned for early 2008, but we expect total research and development for the year 2008 to exceed that incurred in 2007.

Curtailment amendment.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, will be paid a lump sum totaling $6.5 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 credit was recognized during the three months ended March 31, 2008, in other comprehensive income, which is expected to be amortized into the statement of income over the three year term of the agreement. The Company expects to pay the $6.5 total lump sum amounts in the second quarter of 2008. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost.

Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the expected payment of the $6.5 lump sum in the second quarter of 2008 will be considered a partial settlement that will require the Company to recognize approximately $2.0 of net actuarial losses included in accumulated other comprehensive income in the second quarter 2008 statement of income.

Operating income.  Operating income was $46.9 for the three months ended March 31, 2008, compared to $33.0 for the three months ended March 31, 2007, an increase of $13.9. As a percentage of revenues, operating income for 2008 was 12.9% compared to 10.5% for 2007. These increases were due to the factors mentioned above.

Interest expense, net.  Interest expense, net was $7.0, including $0.8 of amortization of deferred financing costs, for the three months ended March 31, 2008, compared to $10.9 for the three months ended March 31, 2007. Interest expense, net for 2007 included $1.0 of accrued interest recorded in connection with litigation and $1.8 in amortization of deferred financing costs, of which $0.9 was accelerated amortization due to early payments of $50.0 on long-term debt in the period.

Other income, net.  Other income, net was $1.8 for the three months ended March 31, 2008, compared to other income, net of $2.3 for the three months ended March 31, 2007. The 2007 results included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility. Net currency gains during 2008 were $1.8 compared to net currency (losses) of $(0.1) during 2007.

Provision for income taxes.  Provision for income taxes was $14.5 for the three months ended March 31, 2008, and $9.0 for the three months ended March 31, 2007. Our estimated income tax provision for the three months ended March 31, 2008 and 2007, results in an effective rate that differs form the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductions, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits for income tax purposes only.

Bookings and backlog.  Bookings for the three months ended March 31, 2008, increased to $575.7 from $425.6 for the three months ended March 31, 2007. The increases were both in the new units and aftermarket parts and services segments. Backlog was $2,122.3 at March 31, 2008, compared to $1,380.6 at March 31, 2007. These increases reflect the strength of the markets we serve.

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the curtailment amendment. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

Segment Analysis — three months ended March 31, 2008, compared to three months ended March 31, 2007:

	Three Months Ended March 31,				Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Segment Data:
Revenues
New units	$149.5	41.1%	$114.3	36.4%	$35.2	30.8%
Aftermarket parts and services	214.3	58.9%	200.1	63.6%	14.2	7.1%

Total revenues	$363.8	100.0%	$314.4	100.0%	$49.4	15.7%

Gross profit
New units	$25.3		$16.7		$8.6	51.5%
Aftermarket parts and services	80.4		74.9		5.5	7.3%

Total gross profit	$105.7		$91.6		$14.1	15.4%

Operating income
New units	$9.2		$4.6		$4.6	100.0%
Aftermarket parts and services	50.0		48.2		1.8	3.7%
Unallocated	(12.3)		(19.8)		7.5	(37.9)%

Total operating income	$46.9		$33.0		$13.9	42.1%

Bookings
New units	$339.0		$235.0		$104.0	44.3%
Aftermarket parts and services	236.7		190.6		46.1	24.2%

Total bookings	$575.7		$425.6		$150.1	35.3%

Backlog-ending
New units	$1,779.6		$1,104.4		$675.2	61.1%
Aftermarket parts and services	342.7		276.2		66.5	24.1%

Total backlog	$2,122.3		$1,380.6		$741.7	53.7%

New Units

Revenues.  New units revenues were $149.5 for the three months ended March 31, 2008, compared to $114.3 for the three months ended March 31, 2007. The $35.2 increase reflects the strong markets we serve. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months. The market for our products continues strong as reflected in the growth of our bookings and backlog.

Gross profit.  Gross profit was $25.3 for the three months ended March 31, 2008, compared to $16.7 for the three months ended March 31, 2007. Gross profit, as a percentage of segment revenues, was 16.9% for 2008 compared to 14.6% for 2007. These increases resulted principally from improved pricing and higher volume.

Operating income.  Operating income was $9.2 for the three months ended March 31, 2008, compared to $4.6 for the three months ended March 31, 2007. As a percentage of segment revenues, operating income was 6.2% for 2008 compared to 4.0% for 2007. These increases resulted from the factors mentioned above, plus higher selling and administration to support higher business volume.

Bookings and Backlog.  New units bookings for the three months ended March 31, 2008 were $339.0, compared to $235.0 for the three months ended March 31, 2007. The backlog increased to $1,779.6 at March 31, 2008, from $1,104.4 at March 31, 2007, as several large orders were booked during the last nine months of 2007.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $214.3 for the three months ended March 31, 2008, compared to $200.1 for the three months ended March 31, 2007, an increase of 7.1%. This segment was temporarily adversely impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers that resulted in lower bookings in second and third quarters of 2007 and reduced sales for the three months ended March 31, 2008. (See comment below regarding bookings.) Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $80.4 for the three months ended March 31, 2008, compared to $74.9 for the three months ended March 31, 2007. Gross profit, as a percentage of segment revenues was about 37.5% for both periods.

Operating income.  Operating income was $50.0 for the three months ended March 31, 2008, compared to $48.2 for the three months ended March 31, 2007. As a percentage of segment revenues, operating income declined to 23.3% for 2008 from 24.1% for 2007, principally from higher selling and administration expenses to support the strong market.

Bookings and Backlog.  Bookings for the three months ended March 31, 2008 were $236.7, compared to $190.6 for the three months ended March 31, 2007. Backlog was $342.7 as of March 31, 2008 compared to $276.2 at March 31, 2007. We believe these increases indicate the temporary changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers in 2007 has begun to return to a more normal processing.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2008, was $54.7 compared to $107.4 for three months end March 31, 2007. The decrease of $52.7 in net cash provided by operating activities was principally customer progress and advance payments. Customer advance payments decreased $13.5 during 2008 compared to an increase of $51.7 for 2007. Inventories, net of progress payments were reduced $4.3 for 2008, compared to an increase of $10.9 for 2007. Total progress payments and customer advance payments were $532.0 at March 31, 2008, compared to $371.7 at March 31, 2007, as a result of our increased backlog and our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Net cash flow from accounts receivable was $54.5 for 2008, compared to the $60.6 for 2007, as sales in the three months ended March 31, 2008 and 2007 were lower than sales in the three months ended December 31, 2007, and 2006. Net income improved to $27.2 for 2008, from $15.4 for 2007. A non-cash, curtailment amendment of $7.2 was recognized in 2008.

Net cash used in investing activities increased to $5.8 for the three months ended March 31, 2008, compared to $4.7 in the same period for 2007.

Net cash used in financing activities was $50.0 for the three months ended March 31, 2007, related to accelerated payments on long-term debt from available cash flow.

As of March 31, 2008, we had a cash balance of $258.8 and the ability to borrow $237.0 under our $500.0 restated senior secured revolving credit facility, as $263.0 was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements, including the recently authorized share repurchase program, for the next twelve months and our long-term future contractual obligations.

New accounting standards

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States required an asset or liability to be measured at fair value and a framework for measuring fair value, but does not expand the use of fair value accounting. The adoption had no effect on our first quarter financial statements.

Statement No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Statement No. 157, classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar asset or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008:

Foreign currency exchange contracts assets	$4.2

Foreign currency exchange contracts liabilities	$3.1

As a result of our global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When determined appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2.

In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, which deferred the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is researching the potential effect Staff Position No. 157-2 would have on its financial statements.

On January 1, 2008, we adopted the requirement of FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position. The effect of adopting the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position was not material.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our Aftermarket Parts and Services revenue;

•	competition in our markets;

•	failure to complete or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The general weakening of the U.S. dollar over the past two years has improved our overall results as the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. The net foreign currency gain recognized for completed currency transactions and remeasuring monetary assets and liabilities was $1.8 for the three months ended March 31, 2008, compared to a loss of $(0.1) for the three months ended March 31, 2007.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended, as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2008, there were no changes in internal control over financial reporting that have materially affected or are likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. Subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that, except as noted below, any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company.

In February 2008, Kaona Power Supply Company, Ltd., a Thai limited company (Kaona), brought a tort lawsuit against Dresser-Rand Do Brazil Ltda, presumably another Dresser-Rand entity under an incorrect name, and individuals who had been employed by the company, and a third party. Kaona claims that the employees and company were negligent in connection with the testing, installation and commissioning of a steam turbine that was damaged in May 2007. Kaona claims damages of approximately $9.0. The Company shall vigorously defend the lawsuit, including by asserting its contractual limitation of liability of approximately $0.1 and agreement to exclude consequential damages. Kaona is attempting to circumvent the allocation of risk agreed to by the parties by asserting its claim in tort. An adverse judgment could have a material effect on the results of operations of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the first quarter of 2008:

Approximate
Dollar Value
of Shares
				Total Number	That May Yet
				of Shares	Be Purchased
	Total Number		Average Price	Purchased as Part of	Under the
	of Shares		Paid per	Publicly Announced Plans	Plans or
Period	Purchased		Share	or Programs	Programs

January 2008	—		—	—	—
February 2008	24,637	(1)	$34.52	—	—
March 2008	—		—	—	—

Total	24,637			—	—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2005 Stock Incentive Plan.

ITEM 5.	OTHER EVENTS

On April 24, 2008, the Company amended its Amended and Restated Credit Agreement, dated as of August 30, 2007.

The amendment primarily allows the Company to repurchase, redeem or otherwise acquire or retire for value its shares provided that in each of the fiscal years 2008 and 2009, the aggregate amount of such repurchases or redemptions shall not exceed the sum of fifty percent of net income of the immediately preceding fiscal year plus $100 million. For any other fiscal year, the aggregate amount of such activity shall not exceed fifty percent of net income of the immediately preceding fiscal year.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).
Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).
Exhibit 10.1	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed on August 31, 2007, File No. 001-32586.)
Exhibit 10.2	Amendment No. 1, dated April 24, 2008, to the Amended and Restated Credit Agreement, dated as of August 30, 2007.
Exhibit 10.3	Letter Agreement with Lonnie A. Arnett.
Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

/s/  Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief
Accounting Officer

Date: April 29, 2008