Form 10-Q
period 2008-06-30
Dresser-Rand Group Inc.
filed 2008-07-30
CIK 1316656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from to

Commission file number 001-32586

Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West8 Tower, Suite 1000 10205 Westheimer Rd. Houston, TX (Address of principal executive offices)	77042 (Zip Code)

(713) 354-6100
(Registrant’s telephone number, including area code)

1200 W. Sam Houston Parkway, N. Houston, TX 77043
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

The number of shares of common stock, $.01 par value, outstanding as of July 28, 2008, was 83,726,536.

DRESSER-RAND GROUP INC.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited; $ in millions,
	except per share amounts)

Net sales of products	$448.2	$354.6	$735.3	$596.7
Net sales of services	93.0	86.6	169.7	158.9

Total revenues	541.2	441.2	905.0	755.6

Cost of products sold	329.5	260.1	535.7	433.4
Cost of services sold	61.7	62.2	113.6	111.7

Total cost of sales	391.2	322.3	649.3	545.1

Gross profit	150.0	118.9	255.7	210.5
Selling and administrative expenses	68.9	66.2	132.8	121.8
Research and development expenses	3.8	2.6	5.9	5.7
Curtailment amendment / partial settlement	1.8	—	(5.4)	—

Income from operations	75.5	50.1	122.4	83.0

Interest expense, net	(7.1)	(10.0)	(14.1)	(20.9)
Other income, net	1.2	1.3	3.0	3.7

Income before income taxes	69.6	41.4	111.3	65.8
Provision for income taxes	22.9	15.2	37.4	24.2

Net income	$46.7	$26.2	$73.9	$41.6

Net income per common share-basic and diluted	$0.55	$0.31	$0.86	$0.49

Weighted average shares outstanding — (In thousands)
Basic	85,337	85,465	85,425	85,462

Diluted	85,555	85,465	85,609	85,462

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Unaudited; $ in millions, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$273.1	$206.2
Accounts receivable, less allowance for losses of $7.9 at 2008 and $5.9 at 2007	311.5	311.9
Inventories, net	279.0	265.3
Prepaid expenses	33.7	23.0
Deferred income taxes, net	18.3	19.3

Total current assets	915.6	825.7
Property, plant and equipment, net	218.4	216.7
Goodwill	469.5	447.5
Intangible assets, net	434.8	440.0
Other assets	19.5	21.0

Total assets	$2,057.8	$1,950.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$379.1	$358.4
Customer advance payments	283.3	239.9
Accrued income taxes payable	8.3	22.0
Loans payable	0.2	0.2

Total current liabilities	670.9	620.5
Deferred income taxes	46.9	48.4
Postemployment and other employee benefit liabilities	70.5	80.6
Long-term debt	370.2	370.3
Other noncurrent liabilities	31.8	25.9

Total liabilities	1,190.3	1,145.7

Commitments and contingencies (Notes 6 through 10 and 14)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 85,359,319 and 85,826,523 shares issued and outstanding, respectively	0.9	0.9
Additional paid-in capital	502.9	527.3
Retained earnings	303.5	229.7
Accumulated other comprehensive income	60.2	47.3

Total stockholders’ equity	867.5	805.2

Total liabilities and stockholders’ equity	$2,057.8	$1,950.9

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited; $ in millions)

Cash flows from operating activities
Net income	$73.9	$41.6
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	24.9	24.2
Deferred income taxes	(0.6)	2.6
Stock-based compensation	2.9	5.7
Amortization of debt financing costs	1.5	3.7
Provision for losses on inventory	1.3	0.6
Loss (gain) on sale of property, plant and equipment	0.2	(0.5)
Curtailment amendment / partial settlement	(11.8)	—
Working capital and other
Accounts receivable	5.1	52.1
Customer advances	33.4	43.5
Accounts payable	11.6	3.7
Inventories	(10.0)	(16.6)
Other	(28.2)	(24.4)

Net cash provided by operating activities	104.2	136.2

Cash flows from investing activities
Capital expenditures	(14.8)	(8.6)
Acquisition	—	(8.1)
Proceeds from sales of property, plant and equipment	0.2	0.6

Net cash used in investing activities	(14.6)	(16.1)

Cash flows from financing activities
Proceeds from exercise of stock options	1.3	0.2
Repurchase of common stock	(27.7)	—
Payments of long-term debt	(0.1)	(110.1)

Net cash used in financing activities	(26.5)	(109.9)

Effect of exchange rate changes on cash and cash equivalents	3.8	3.8

Net increase in cash and cash equivalents	66.9	14.0
Cash and cash equivalents, beginning of the period	206.2	146.8

Cash and cash equivalents, end of period	$273.1	$160.8

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

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

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 does not expand the use of fair value accounting. The adoption had no material effect on our financial statements for the six months ended June 30, 2008.

Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Statement No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

Foreign currency exchange contracts assets	$3.9

Foreign currency exchange contracts liabilities	$2.7

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

In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, which deferred the effective date of Statement No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is researching the potential effect Staff Position No. 157-2 would have on its financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

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

3.	Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	June 30, 2008		Weighted	December 31, 2007
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$88.8	$8.0	40 years	$88.7	$6.9
Customer relationships	250.6	23.9	39 years	246.9	20.2
Software	30.6	11.2	10 years	30.6	9.7
Existing technology	127.1	19.2	25 years	127.1	16.5

Total amortizable intangible assets	$497.1	$62.3		$493.3	$53.3

Intangible asset amortization expense was $4.3 and $8.6 for the three and six months ended June 30, 2008, and $4.4 and $8.6 for the three and six months ended June 30, 2007.

The change in goodwill for the six months ended June 30, 2008, was:

June 30,
2008

Beginning balance	$447.5
Foreign currency adjustments	22.0

Ending balance	$469.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

4.	Inventories

Inventories were as follows:

	June 30,	December 31,
	2008	2007

Raw materials and supplies	$133.3	$123.9
Work-in-process and finished goods	474.8	330.2

	608.1	454.1
Less:
Progress payments	(329.1)	(188.8)

Total inventories	$279.0	$265.3

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

5.	Property, plant and equipment

Property, plant and equipment is comprised of the following:

	June 30,	December 31,
	2008	2007

Cost:
Land	$9.9	$9.6
Buildings and improvements	85.1	80.4
Machinery and equipment	229.8	215.4

	324.8	305.4
Less: Accumulated depreciation	(106.4)	(88.7)

Property, plant and equipment, net	$218.4	$216.7

6.	Income taxes

Our estimated income tax provision for the three and six months ended June 30, 2008 and 2007, resulted in effective tax rates that differ from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local taxes, different tax rates in certain foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. In addition, the provisions for income taxes for the three and six months ended June 30, 2008, include discrete amounts recognized in those periods for adjustments to certain foreign subsidiaries’ prior year income tax returns.

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

7.	Pension plans

The components of net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost	$1.8	$1.8	$3.6	$3.5
Interest cost	5.2	4.6	10.3	9.2
Expected return on plan assets	(5.8)	(5.5)	(11.6)	(10.9)
Amortization of net losses	0.1	—	0.2	—

Net pension expense	$1.3	$0.9	$2.5	$1.8

8.	Postretirement benefits other than pensions

The components of net periodic postretirement benefits cost for such plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost	$—	$0.4	$0.1	$0.8
Interest cost	0.3	0.6	0.8	1.2
Amortization of prior service (credit)	(1.8)	(0.2)	(3.6)	(0.3)
Curtailment amendment / partial settlement	1.8	—	(5.4)	—

Net periodic postretirement benefits cost (gain)	$0.3	$0.8	$(8.1)	$1.7

In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 credit was recognized during the three months ended March 31, 2008, in other comprehensive income, which is expected to be amortized into the statement of income over the three year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the statement of income for the three months ended June 30, 2008. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the six months ended June 30, 2008.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

9.	Commitments and contingencies

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

Of the litigation pending, two separate tort claims have been brought against the Company and others in 2008, one brought in the Court of Queens Bench Alberta, Judicial District of Calgary, Canada by Talisman Energy Inc. and others and one brought in the Prakhanong Provincial Court, Thailand by Kanoa Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of certain new units and claiming damages in the aggregate of approximately $30 plus pre-judgment interest and costs. While damages are a reasonable possibility, the Company shall vigorously defend these lawsuits, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to these two claims.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement for the facility. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed seventeen unfair labor practices charges against the Company with Region 3 of the National Labor Relations Board (NLRB), all of which are still pending and under investigation. In June 2008, several of the outstanding unfair labor practices charges were submitted to NLRB’s Division of Advice office in Washington D.C. by Region 3 for guidance on rulings. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

If certain claims are ultimately determined against the Company, a consequence can be that the Company’s unilateral implementation of its last offer upon reaching what it believed was a clear impasse, will not be allowed. As a result, the Company could be subject to honoring the previously expired labor contract, including making available the retiree medical benefits which the Company eliminated in its implemented last contract offer and has recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is being amortized over 36 months. If this outcome materialized, the Company would intend to immediately pursue its bargaining position to obtain a contemporary, market competitive labor agreement.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

10.	Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

The following table represents the changes in the product warranty liability:

	Six Months Ended June 30,
	2008	2007

Beginning balance	$28.5	$23.4
Provisions for warranties issued during the period	11.4	9.9
Adjustments to warranties issued in prior periods	4.0	(0.1)
Payments during period	(13.6)	(7.9)
Foreign currency adjustments	0.8	0.6

Ending balance	$31.1	$25.9

11.	Segment information

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the curtailment amendment / partial settlement. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

Segment results for the three and six months ended June 30, 2008, and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
New units	$299.2	$232.2	$448.7	$346.6
Aftermarket parts and services	242.0	209.0	456.3	409.0

Total revenues	$541.2	$441.2	$905.0	$755.6

Operating Income
New units	$25.7	$17.4	$34.9	$22.0
Aftermarket parts and services	70.8	52.0	120.8	100.1
Unallocated	(21.0)	(19.3)	(33.3)	(39.1)

Total operating income	$75.5	$50.1	$122.4	$83.0

Depreciation and Amortization
New units	$7.8	$7.2	$13.5	$12.2
Aftermarket parts and services	4.7	5.1	11.5	12.0

Total depreciation and amortization	$12.5	$12.3	$25.0	$24.2

Total Assets (including Goodwill)
New units	$317.5	$251.7	$317.5	$251.7
Aftermarket parts and services	735.0	626.1	735.0	626.1
Unallocated	1,005.3	887.7	1,005.3	887.7

Total assets	$2,057.8	$1,765.5	$2,057.8	$1,765.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

12.	Stockholders’ equity

Changes in stockholders’ equity for six months ended June 30, 2008, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income	Total

At December 31, 2007	$0.9	$527.3	$229.7	$47.3	$805.2
Stock-based employee compensation	—	3.3	—	—	3.3
Stock repurchase	—	(27.7)	—	—	(27.7)
Adoption of FASB Statement No. 158	—	—	(0.1)	—	(0.1)
Net income	—	—	73.9	—	73.9
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	15.5	15.5
Pension and other postretirement benefit plans — net of $1.7 tax:
Adoption of FASB Statement No. 158	—	—	—	(0.3)	(0.3)
Benefit plans amortization	—	—	—	(2.1)	(2.1)
Benefit plan amendment	—	—	—	2.2	2.2
Curtailment amendment	—	—	—	(4.5)	(4.5)
Partial settlement	—	—	—	1.2	1.2
Net gain from remeasurement	—	—	—	0.9	0.9

At June 30, 2008	$0.9	$502.9	$303.5	$60.2	$867.5

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$46.7	$26.2	$73.9	$41.6
Other comprehensive (loss) income:
Foreign currency adjustments	(3.4)	7.8	15.5	12.8
Pension and other postretirement benefit plans — net of $1.7 tax in 2008 and $(3.1) in 2007:
Adoption of FASB Statement No. 158	—	—	(0.3)	—
Benefit plans amortization	(1.1)	—	(2.1)	—
Benefit plan amendment	—	—	2.2	5.0
Curtailment amendment	—	—	(4.5)	—
Partial settlement	1.2	—	1.2	—
Net gain from remeasurement	—	—	0.9	—

Total comprehensive income	$43.4	$34.0	$86.8	$59.4

During the six months ended June 30, 2008, our Board of Directors granted options and appreciation rights involving 117,934 shares of common stock and granted a total of 246,243 shares of restricted stock and restricted stock units to employees and directors under the Company’s stock incentive plans. These stock compensation arrangements vest over three or four year periods.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

On May 13, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). The Plan enables the Compensation Committee of the Board of Directors to award incentive and non-qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers), non-employee directors and other service providers. The maximum number of shares that may be issued under the Plan is 6,000,000. The 2008 Plan replaces all prior plans and is the sole plan for providing equity-based incentive compensation to eligible employees, non-employee directors and service providers.

On April 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $150.0 of the Company’s common stock, which is approximately 5 percent of the Company’s outstanding shares. Stock repurchases under this program may be made through the open market or in privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the Company’s common stock, general business and market conditions, and other investment opportunities, including acquisitions. Repurchases are expected to be funded from available working capital. The stock repurchase program does not have an expiration date, and may be limited or terminated at any time by the Board of Directors without prior notice. During the three months ended June 30, 2008, the Company purchased 705,765 shares at an average price of $39.24 per share for a total purchase price of $27.7. As of June 30, 2008, the trade dates for the repurchase of 106,900 shares for a total purchase price of $4.1 had occurred, but the repurchase had not yet settled and accordingly such shares were still outstanding as of that date.

13.	Acquisition

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

Pro forma financial information, assuming that Gimpel had been acquired at January 1, 2007, has not been presented because the effect on our results for the three months and the six months ended June 30, 2007 was not considered material. Gimpel results have been included in our consolidated financial results since April 5, 2007, and were not material to the results of operations for the three months and the six months ended June 30, 2008 and 2007.

14. Subsequent Event (£ in millions)

On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (PBL) through a U. K. subsidiary for cash of approximately £31.1 (approximately $62.0), net of cash acquired. The purchase agreement included the potential for additional cash consideration based on an Earnings Before Interest, Tax, Depreciation, and Amortization (EBITDA) earn-out for PBL’s fiscal year ended November 30, 2008. The earn-out is up to a maximum of £16.3, which would be achieved if the EBITDA for the fiscal year ended November 30, 2008 is at least £6.0. The agreement also includes a potential price adjustment based on the net operating assets at closing. The PBL business acquired had sales of approximately £50.5 in fiscal year 2007.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems (CHP), and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading (FPSO) facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries.

This acquisition is consistent with the Company’s business strategy, which focuses on acquisitions that strengthen and enhance its core capabilities, add new products, services, and technologies, and provide access to new markets or enhance current market positions. The acquisition is complementary to the Company’s products and services strategies, strengthens the Company’s position in the European served areas, and increases the size of the Company’s industry-leading installed base of equipment. PBL, with manufacturing facility in the United Kingdom, traces its beginnings to 1867. It has an installed equipment base estimated at approximately 750 units.

The acquired business of PBL will be included in the Company’s consolidated financial statements beginning July 2, 2008. The Company is unable at this time, to estimate the allocation of the purchase price among the fair values of tangible and intangible assets acquired and liabilities assumed. That allocation is expected to be performed during the balance of 2008.

15.	Supplemental guarantor financial information

The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.

The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and the six months ended June 30, 2008, and 2007, balance sheets as of June 30, 2008, and December 31, 2007, and statements of cash flows for the six months ended June 30, 2008, and 2007.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$325.6	$261.0	$(45.4)	$541.2
Cost of sales	—	238.4	191.7	(38.9)	391.2

Gross profit	—	87.2	69.3	(6.5)	150.0
Selling and administrative expenses	31.9	14.4	28.8	(6.2)	68.9
Research and development expenses	—	3.8	—	—	3.8
Partial settlement	—	1.8	—	—	1.8

(Loss) income from operations	(31.9)	67.2	40.5	(0.3)	75.5
Equity earnings in affiliates	65.2	1.5	—	(66.7)	—
Interest (expense) income, net	(8.1)	—	1.0	—	(7.1)
Intercompany interest and fees	5.8	2.7	(8.5)	—	—
Other income (expense), net	5.5	(5.6)	1.3	—	1.2

Income before income taxes	36.5	65.8	34.3	(67.0)	69.6
(Benefit) provision for income taxes	(10.2)	25.2	7.9	—	22.9

Net income	$46.7	$40.6	$26.4	$(67.0)	$46.7

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$269.2	$199.9	$(27.9)	$441.2
Cost of sales	—	201.6	146.8	(26.1)	322.3

Gross profit	—	67.6	53.1	(1.8)	118.9
Selling and administrative expenses	31.2	13.2	26.9	(5.1)	66.2
Research and development expenses	—	2.5	0.1	—	2.6

(Loss) income from operations	(31.2)	51.9	26.1	3.3	50.1
Equity earnings in affiliates	45.3	(0.4)	—	(44.9)	—
Interest (expense), net	(8.6)	—	(1.4)	—	(10.0)
Intercompany interest and fees	9.8	1.0	(10.8)	—	—
Other income (expense), net	2.2	(0.9)	—	—	1.3

Income before income taxes	17.5	51.6	13.9	(41.6)	41.4
(Benefit) provision for income taxes	(8.7)	19.1	4.8	—	15.2

Net income	$26.2	$32.5	$9.1	$(41.6)	$26.2

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$601.6	$377.6	$(74.2)	$905.0
Cost of sales	—	441.7	267.6	(60.0)	649.3

Gross profit	—	159.9	110.0	(14.2)	255.7
Selling and administrative expenses	64.5	28.7	51.4	(11.8)	132.8
Research and development expenses	—	5.7	0.2	—	5.9
Curtailment amendment / partial settlement	—	(5.4)	—	—	(5.4)

(Loss) income from operations	(64.5)	130.9	58.4	(2.4)	122.4
Equity earnings in affiliates	115.5	2.7	—	(118.2)	—
Interest (expense) income, net	(16.1)	—	2.0	—	(14.1)
Intercompany interest and fees	7.4	2.5	(9.9)	—	—
Other income (expense), net	5.3	(4.7)	2.4	—	3.0

Income before income taxes	47.6	131.4	52.9	(120.6)	111.3
(Benefit) provision for income taxes	(26.3)	48.3	15.4	—	37.4

Net income	$73.9	$83.1	$37.5	$(120.6)	$73.9

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$485.7	$326.9	$(57.0)	$755.6
Cost of sales	—	354.6	237.9	(47.4)	545.1

Gross profit	—	131.1	89.0	(9.6)	210.5
Selling and administrative expenses	64.0	23.9	45.5	(11.6)	121.8
Research and development expenses	—	5.5	0.2	—	5.7

(Loss) income from operations	(64.0)	101.7	43.3	2.0	83.0
Equity earnings in affiliates	82.9	0.2	—	(83.1)	—
Interest (expense), net	(17.8)	—	(3.1)	—	(20.9)
Intercompany interest and fees	15.2	2.0	(17.2)	—	—
Other income (expense), net	2.4	(1.0)	2.3	—	3.7

Income before income taxes	18.7	102.9	25.3	(81.1)	65.8
(Benefit) provision for income taxes	(22.9)	38.3	8.8	—	24.2

Net income	$41.6	$64.6	$16.5	$(81.1)	$41.6

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$65.6	$—	$207.5	$—	$273.1
Accounts receivables, net	0.1	143.0	168.4	—	311.5
Inventories, net	—	202.0	85.2	(8.2)	279.0
Prepaids expenses and deferred income taxes	20.2	3.1	28.7	—	52.0

Total current assets	85.9	348.1	489.8	(8.2)	915.6
Investment in affiliates	1,615.7	69.4	—	(1,685.1)	—
Property, plant, and equipment, net	—	148.4	70.0	—	218.4
Intangible assets, net	—	447.1	457.2	—	904.3
Other assets	16.9	—	2.6	—	19.5

Total assets	$1,718.5	$1,013.0	$1,019.6	$(1,693.3)	$2,057.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(17.3)	$328.2	$359.8	$—	$670.7
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(17.3)	328.4	359.8	—	670.9
Long-term debt	370.0	0.2	—	—	370.2
Intercompany accounts	469.1	(586.1)	117.0	—	—
Other noncurrent liabilities	29.2	53.4	66.6	—	149.2

Total liabilities	851.0	(204.1)	543.4	—	1,190.3

Common stock	0.9	—	—	—	0.9
Other stockholders’ equity	866.6	1,217.1	476.2	(1,693.3)	866.6

Total stockholders’ equity	867.5	1,217.1	476.2	(1,693.3)	867.5

Total liabilities and stockholders’ equity	$1,718.5	$1,013.0	$1,019.6	$(1,693.3)	$2,057.8

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(18.4)	$93.7	$29.0	$(0.1)	$104.2

Cash flows from investing activities:
Capital expenditures	—	(11.4)	(3.4)	—	(14.8)
Proceeds from sale of property, plant and equipment	—	0.1	0.1	—	0.2

Net cash used in investing activities	—	(11.3)	(3.3)	—	(14.6)

Cash flows from financing activities:
Proceeds from exercised options	1.3	—	—	—	1.3
Payments of long-term debt	—	(0.1)	—	—	(0.1)
Repurchase of common stock	(27.7)	—	—	—	(27.7)
Change in intercompany accounts	39.7	(82.3)	42.5	0.1	—

Net cash provided by (used in) financing activities	13.3	(82.4)	42.5	0.1	(26.5)

Effect of exchange rate changes	—	—	3.8	—	3.8
Net (decrease) increase in cash and equivalents	(5.1)	—	72.0	—	66.9
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$65.6	$—	$207.5	$—	$273.1

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(54.2)	$150.4	$41.9	$(1.9)	$136.2

Cash flows from investing activities:
Capital expenditures	(2.2)	(4.8)	(1.6)	—	(8.6)
Proceeds from sale of property, plant and equipment	—	0.1	0.5	—	0.6
Acquisition	(8.1)	—	—	—	(8.1)

Net cash used in investing activities	(10.3)	(4.7)	(1.1)	—	(16.1)

Cash flows from financing activities:
Net change in debt	(62.2)	—	(47.9)	—	(110.1)
Proceeds from exercise of options	0.2	—	—	—	0.2
Change in intercompany accounts	128.6	(145.7)	15.2	1.9	—

Net cash provided by (used in) financing activities	66.6	(145.7)	(32.7)	1.9	(109.9)

Effect of exchange rate changes	—	—	3.8	—	3.8
Net increase in cash and equivalents	2.1	—	11.9	—	14.0
Cash and cash equivalents, beginning of period	37.0	—	109.8	—	146.8

Cash and cash equivalents, end of period	$39.1	$—	$121.7	$—	$160.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

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

Demand in all three streams of the energy market — upstream, midstream and downstream — continues to be strong. In the upstream market, we estimate that there are more than one hundred floating production projects planned for award in the next five years.

In midstream market, we estimate that nearly 40,000 miles of natural gas pipelines are planned for construction worldwide during the next 10 years offering numerous opportunities for our compression equipment.

In the downstream refining market, industry sources expect the addition of approximately 9 million barrels of daily production worldwide during the next five years. The forces propelling this movement are the increasing demand for refined products, the need to meet more stringent environmental requirements and the desire to process a greater amount of sour crude feedstock.

Results of Operations

Three months ended June 30, 2008, compared to the three months ended June 30, 2007:

	Three Months Ended June 30,		Three Months Ended June 30,		Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Operations Data:
Total revenues	$541.2	100.0%	$441.2	100.0%	$100.0	22.7%
Cost of sales	391.2	72.3	322.3	73.1	68.9	21.4%

Gross profit	150.0	27.7	118.9	26.9	31.1	26.2%
Selling and administrative expenses	68.9	12.7	66.2	15.0	2.7	4.1%
Research and development expenses	3.8	0.7	2.6	0.5	1.2	46.2%
Partial settlement	1.8	0.3	—	—	1.8	NM

Operating income	75.5	14.0	50.1	11.4	25.4	50.7%
Interest expense, net	(7.1)	(1.3)	(10.0)	(2.3)	2.9	(29.0)%
Other income, net	1.2	0.2	1.3	0.3	(0.1)	(7.7)%

Income before income taxes	69.6	12.9	41.4	9.4	28.2	68.1%
Provision for income taxes	22.9	4.3	15.2	3.5	7.7	50.7%

Net income	$46.7	8.6%	$26.2	5.9%	$20.5	78.2%

Bookings	$503.6		$659.2		$(155.6)	(23.6)%

Backlog-ending	$2,085.8		$1,612.5		$473.3	29.4%

Total revenues.  Total revenues were $541.2 for the three months ended June 30, 2008, compared to $441.2 for the three months ended June 30, 2007. The increase of $100.0 or 22.7% was from increases in new unit sales of $67.0 and aftermarket parts and services sales of $33.0. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was up during the second quarter of 2008. Also, we have implemented price increases for most of our products and services. However, realization of implemented price increases depends on the cycle times from order entry to completion. Currently, cycle times from order entry to completion for new unit bookings are averaging 15 months and cycle times for aftermarket parts and services typically ranges from one day to 12 months depending on the nature of the product or service.

Cost of sales.  Cost of sales was $391.2 for the three months ended June 30, 2008, compared to $322.3 for the three months ended June 30, 2007. As a percentage of revenues, cost of sales remained at about 73% for both periods. Cost of sales for the three months ended June 30, 2007, also includes a provision for loss on litigation with Maersk Oil UK Limited of $3.0.

Gross profit.  Gross profit was $150.0 for the three months ended June 30, 2008, compared to $118.9 for the three months ended June 30, 2007, and remained at about 27% of revenue for both periods even though lower margin new units was 55.3% of total revenues in 2008 versus 52.6% in 2007.

Selling and administrative expenses.  Selling and administrative expenses were $68.9 for the three months ended June 30, 2008, compared to $66.2 for the three months ended June 30, 2007, an increase of $2.7. The increase was generally attributable to higher expenses to support the increased business volume, including higher third party commissions.

Research and development expenses.  Research and development expenses for the three months ended June 30, 2008 were $3.8 compared to $2.6 for the three months ended June 30, 2007. The $1.2 increase was planned and we expect total research and development for the year 2008 to exceed that incurred in 2007.

Partial settlement.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. Under the accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the second quarter 2008 statement of income.

Operating income.  Operating income was $75.5 for the three months ended June 30, 2008, compared to $50.1 for the three months ended June 30, 2007, an increase of $25.4. As a percentage of revenues, operating income for 2008 was 14.0% compared to 11.4% for 2007. These increases were due to the factors mentioned above.

Interest expense, net.  Interest expense, net was $7.1, including $0.8 of amortization of deferred financing costs, for the three months ended June 30, 2008, compared to $10.0 for the three months ended June 30, 2007. Interest expense, net for 2007 included $1.2 of accrued interest recorded in connection with the Maersk Oil UK Limited litigation and $1.9 in amortization of deferred financing costs, of which $1.1 was accelerated amortization due to early payments of $60.1 on long-term debt in the period.

Other income, net.  Other income, net was $1.2 for the three months ended June 30, 2008, compared to other income, net of $1.3 for the three months ended June 30, 2007. Net currency gains during 2008 were $1.2 compared to net currency gains of $1.4 during the 2007 period.

Provision for income taxes.  Provision for income taxes was $22.9 for the three months ended June 30, 2008, and $15.2 for the three months ended June 30, 2007. Our estimated income tax provision for the three months ended June 30, 2008 and 2007, results in an effective rate that differs form the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. In addition, the provision for the income taxes for the three months ended June 30, 2008, includes discrete amounts recognized in the period for adjustments to certain foreign subsidiaries’ prior year income tax returns.

Bookings and backlog.  Bookings for the three months ended June 30, 2008, was $503.6 compared to $659.2 for the three months ended June 30, 2007. This decline was attributed principally to the $154.0 British Petroleum Skarv FPSO order booked in 2007. Aftermarket parts and services segment bookings increased $65.1, while the new units segment bookings declined $220.7. We expect bookings for the year 2008 to exceed 2007’s. Backlog was $2,085.8 at June 30, 2008, compared to $1,612.5 at June 30, 2007. The backlog increases reflect the continued strength of the markets we serve.

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the curtailment amendment / partial settlement. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

Segment Analysis — three months ended June 30, 2008, compared to three months ended June 30, 2007:

	Three Months Ended June 30,				Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Segment Data:
Revenues
New units	$299.2	55.3%	$232.2	52.6%	$67.0	28.9%
Aftermarket parts and services	242.0	44.7%	209.0	47.4%	33.0	15.8%

Total revenues	$541.2	100.0%	$441.2	100.0%	$100.0	22.7%

Gross profit
New units	$47.1		$39.6		$7.5	18.9%
Aftermarket parts and services	102.9		79.3		23.6	29.8%

Total gross profit	$150.0		$118.9		$31.1	26.2%

Operating income
New units	$25.7		$17.4		$8.3	47.7%
Aftermarket parts and services	70.8		52.0		18.8	36.2%
Unallocated	(21.0)		(19.3)		(1.7)	8.8%

Total operating income	$75.5		$50.1		$25.4	50.7%

Bookings
New units	$232.2		$452.9		$(220.7)	(48.7)%
Aftermarket parts and services	271.4		206.3		65.1	31.6%

Total bookings	$503.6		$659.2		$(155.6)	(23.6)%

Backlog-ending
New units	$1,707.8		$1,335.2		$372.6	27.9%
Aftermarket parts and services	378.0		277.3		100.7	36.3%

Total backlog	$2,085.8		$1,612.5		$473.3	29.4%

New Units

Revenues.  New units revenues were $299.2 for the three months ended June 30, 2008, compared to $232.2 for the three months ended June 30, 2007, an increase of $67.0 or 28.9%, reflecting the continued strength of the markets we serve. Cycle times from order entry to completion for products in this segment are currently averaging approximately 15 months. The market for our products continues strong as reflected in the growth of our backlog.

Gross profit.  Gross profit was $47.1 for the three months ended June 30, 2008, compared to $39.6 for the three months ended June 30, 2007. Gross profit, as a percentage of segment revenues, was 15.7% for 2008 compared to 17.1% for 2007. These decreases resulted principally from the mix of orders shipped in the periods. Also in 2007, there were a higher proportion of orders shipped with higher margins on which third party commissions were paid that are included in selling expense. Margins net of third party commissions were higher in 2008 than 2007.

Operating income.  Operating income was $25.7 for the three months ended June 30, 2008, compared to $17.4 for the three months ended June 30, 2007. The increase was principally from improved pricing and higher sales volume. As a percentage of segment revenues, operating income was 8.6% for 2008 compared to 7.5% for 2007. The increase was principally from higher sales and lower period costs and expenses.

Bookings and Backlog.  New units bookings for the three months ended June 30, 2008 was $232.2, compared to $452.9 for the three months ended June 30, 2007. This decline was attributed principally to the $154.0 British Petroleum Skarv FPSO order booked in 2007. The backlog increased to $1, 707.8 at June 30, 2008, from $1,335.2 at June 30, 2007, as several large orders were booked during the nine months ended March 31, 2008.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $242.0 for the three months ended June 30, 2008, compared to $209.0 for the three months ended June 30, 2007, an increase of $33.0 or 15.8%. We believe the increase reflects the continued strength of the markets we serve and indicates the procurement process approval cycle and budget appropriations for certain of our national oil company clients in 2007 has returned to more normal processes. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $102.9 for the three months ended June 30, 2008, compared to $79.3 for the three months ended June 30, 2007. Gross profit, as a percentage of segment revenues, increased to 42.5% in 2008 compared to 37.9% in 2007, principally from improved pricing and higher volume.

Operating income.  Operating income was $70.8 for the three months ended June 30, 2008, compared to $52.0 for the three months ended June 30, 2007. As a percentage of segment revenues, operating income increased to 29.3% for 2008 from 24.9% for 2007, principally from improved pricing and higher volume.

Bookings and Backlog.  Bookings for the three months ended June 30, 2008 were $271.4 compared to $206.3 for the three months ended June 30, 2007. Backlog was $378.0 as of June 30, 2008 compared to $277.3 at June 30, 2007. We believe these increases reflect the continued strength of the markets we serve and indicate the procurement process approval cycle and budget appropriations for certain of our national oil company customers in 2007 has returned to more normal processes.

Results of Operations

Six months ended June 30, 2008, compared to the six months ended June 30, 2007:

					Period to Period Change
	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007		2007 to 2008	% Change

Statement of Operations Data:
Total revenues	$905.0	100.0%	$755.6	100.0%	$149.4	19.8%
Cost of sales	649.3	71.7	545.1	72.1	104.2	19.1%

Gross profit	255.7	28.3	210.5	27.9	45.2	21.5%
Selling and administrative expenses	132.8	14.7	121.8	16.1	11.0	9.0%
Research and development expenses	5.9	0.7	5.7	0.8	0.2	3.5%
Curtailment amendment / partial settlement	(5.4)	(0.6)	—	—	(5.4)	NM

Operating income	122.4	13.5	83.0	11.0	39.4	47.5%
Interest expense, net	(14.1)	(1.6)	(20.9)	(2.8)	6.8	(32.5)%
Other income, net	3.0	0.4	3.7	0.5	(0.7)	(18.9)%

Income before income taxes	111.3	12.3	65.8	8.7	45.5	69.1%
Provision for income taxes	37.4	4.1	24.2	3.2	13.2	54.5%

Net income	$73.9	8.2%	$41.6	5.5%	$32.3	77.6%

Bookings	$1,079.3		$1,084.8		$(5.5)	(0.5)%

Backlog - ending	$2,085.8		$1,612.5		$473.3	29.4%

Total revenues.  Total revenues were $905.0 for the six months ended June 30, 2008, compared to $755.6 for the six months ended June 30, 2007. The increase of $149.4 or 19.8% was attributable to an increase in new unit revenues of $102.1 and aftermarket parts and service revenues of $47.3. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was up during the first half of 2008. Also, we have implemented price increases for most of our products and services. However, realization of implemented price increases depends on the cycle times from order entry to completion. Currently, cycle times from order entry to completion for new unit bookings are averaging 15 months and cycle times for aftermarket parts and services typically ranges from one day to 12 months depending on the nature of the product or service.

Cost of sales.  Cost of sales was $649.3 for the six months ended June 30, 2008, compared to $545.1 for the six months ended June 30, 2007. As a percentage of revenues, cost of sales remained at about 72% for both periods. Cost of sales for the six months ended June 30, 2007 also includes $2.6 to recognize the remaining fair value of service units granted certain members of management in connection with the acquisition of the Company by Dresser-Rand Holdings, LLC (Holdings) in 2004 and a provision for loss on litigation with Maersk Oil UK Limited of $4.4.

Gross profit.  Gross profit was $255.7 for the six months ended June 30, 2008, compared to $210.5 for the six months ended June 30, 2007. Gross profit as a percent of sales remained at about 28% for both periods even though lower margin new units increased to 49.6% of the total revenues in 2008 compared to 45.9% in 2007.

Selling and administrative expenses.  Selling and administrative expenses were $132.8 for the six months ended June 30, 2008, compared to $121.8 for the six months ended June 30, 2007, an increase of $11.0. The increase was principally attributable to higher expenses to support the increased business volume.

Research and development expenses.  Research and development expenses for the six months ended June 30, 2008, were $5.9 compared to $5.7 for the six months ended June 30, 2007. We expect total research and development expenses for the year 2008 to exceed 2007.

Curtailment amendment / partial settlement.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the first quarter 2008 statement of income, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under the accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the second quarter 2008 statement of income. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the six months ended June 30, 2008.

Operating income.  Operating income was $122.4 for the six months ended June 30, 2008, compared to $83.0 for the six months ended June 30, 2007, an increase of $39.4. As a percentage of revenues, operating income for 2008 was 13.5% compared to 11.0% for 2007. These increases were due to the factors mentioned above.

Interest expense, net.  Interest expense, net was $14.1, including $1.5 of amortization of deferred financing costs, for the six months ended June 30, 2008, compared to $20.9 for the six months ended June 30, 2007. Interest expense, net for 2007 included $3.7 in amortization of deferred financing costs, of which $2.0 was accelerated amortization due to an early reduction of $110.1 in long-term debt. The 2007 results also included interest related to the litigation with Maersk Oil UK Limited totaling $2.2.

Other income, net.  Other income, net was $3.0 for the six months ended June 30, 2008, compared to other income, net of $3.7 for the six months ended June 30, 2007. The 2007 results included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility. Net currency gains during 2008 were $3.0 compared to net currency gains of $1.3 during 2007.

Provision for income taxes.  Provision for income taxes was $37.4 for the six months ended June 30, 2008, and $24.2 for the six months ended June 30, 2007. Our estimated income tax provision for the six months ended June 30, 2008 and 2007, results in an effective rate that differs form the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. In addition, the provision for income taxes for the six months ended June 30, 2008, includes discrete amounts recognized in the period for adjustments to certain foreign subsidiaries’ prior year income tax returns.

Bookings and backlog.  Bookings for the six months ended June 30, 2008, were $1,079.3 compared to $1,084.8 for the six months ended June 30, 2007. Aftermarket parts and services bookings increased to $508.1 in 2008 from $396.9 in 2007 while new units decreased to $571.2 in 2008 from $687.9 in 2007. This decline in new units bookings was attributed principally to the $154.0 British Petroleum Skarv FPSO order booked in 2007. Backlog was $2,085.8 at June 30, 2008, compared to $1,612.5 at June 30, 2007. The increase reflects the continued strength of the markets we serve.

Segment Analysis — six months ended June 30, 2008, compared to six months ended June 30, 2007:

	Six Months Ended June 30,				Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Segment Data:
Revenues
New units	$448.7	49.6%	$346.6	45.9%	$102.1	29.5%
Aftermarket parts and services	456.3	50.4%	409.0	54.1%	47.3	11.6%

Total revenues	$905.0	100.0%	$755.6	100.0%	$149.4	19.8%

Gross profit
New units	$72.3		$56.3		$16.0	28.4%
Aftermarket parts and services	183.4		154.2		29.2	18.9%

Total gross profit	$255.7		$210.5		$45.2	21.5%

Operating income
New units	$34.9		$22.0		$12.9	58.6%
Aftermarket parts and services	120.8		100.1		20.7	20.7%
Unallocated	(33.3)		(39.1)		5.8	(14.8)%

Total operating income	$122.4		$83.0		$39.4	47.5%

Bookings
New units	$571.2		$687.9		$(116.7)	(17.0)%
Aftermarket parts and services	508.1		396.9		111.2	28.0%

Total bookings	$1,079.3		$1,084.8		$(5.5)	(0.5)%

Backlog - ending
New units	$1,707.8		$1,335.2		$372.6	27.9%
Aftermarket parts and services	378.0		277.3		100.7	36.3%

Total backlog	$2,085.8		$1,612.5		$473.3	29.4%

New Units

Revenues.  New units revenues were $448.7 for the six months ended June 30, 2008, compared to $346.6 for the six months ended June 30, 2007. The $102.1 increase reflects the continued strength of the markets we serve as reflected in the growth of our backlog. Cycle times from order entry to completion for products in this segment are currently averaging approximately 15 months.

Gross profit.  Gross profit was $72.3 for the six months ended June 30, 2008, compared to $56.3 for the six months ended June 30, 2007. This increase was principally the result of higher volume. Gross profit, as a percentage of segment revenues, was 16.1% for 2008 compared to 16.2% for 2007. This slight decrease resulted principally from the mix of orders in the periods.

Operating income.  Operating income was $34.9 for the six months ended June 30, 2008, compared to $22.0 for the six months ended June 30, 2007, principally from improved pricing and higher sales volume. As a percentage of segment revenues, operating income was 7.8% for 2008 compared to 6.3% for 2007, principally from higher sales and relatively flat period costs and expenses.

Bookings and Backlog.  New units bookings for the six months ended June 30, 2008, was $571.2, compared to $687.9 for the six months ended June 30, 2007. The backlog increased to $1,707.8 at June 30, 2008, from $1,335.2 at June 30, 2007, as several large orders were booked during the nine months ended March 31, 2008.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $456.3 for the six months ended June 30, 2008, compared to $409.0 for the six months ended June 30, 2007, an increase of 11.6%. This segment was temporarily adversely impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company clients that resulted in lower bookings and reduced sales for the six months ended June 30, 2007. (See comment below regarding bookings.) Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $183.4 for the six months ended June 30, 2008, compared to $154.2 for the six months ended June 30, 2007. Gross profit, as a percentage of segment revenues increased to 40.2% for 2008 compared to 37.7% for 2007, principally from improved pricing and higher volume.

Operating income.  Operating income was $120.8 for the six months ended June 30, 2008, compared to $100.1 for the six months ended June 30, 2007. As a percentage of segment revenues, operating income increased to 26.5% for 2008 from 24.5% for 2007, principally from improved pricing and higher volume.

Bookings and Backlog.  Bookings for the six months ended June 30, 2008 were $508.1, compared to $396.9 for the six months ended June 30, 2007. Backlog was $378.0 as of June 30, 2008 compared to $277.3 at June 30, 2007. We believe these increases reflect the continued strength of the markets we serve and indicate the procurement approval cycle and budget appropriations process for certain of our national oil company clients have returned to more normal processes.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2008, was $104.2 compared to $136.2 for the six months end June 30, 2007. The decrease of $32.0 in net cash provided by operating activities was because net cash flow from accounts receivable was $5.1 for 2008, compared to the $52.1 for 2007, as sales in the three months ended June 30, 2008 were higher than sales in the three months ended June 30, 2007. Customer advance payments, increased $33.4 during the 2008 period compared to $43.5 for the 2007 period. Inventories, net of progress payments, increased $10.0 for the 2008 period, compared to $16.6 for the 2007 period. Total progress payments and customer advance payments were $612.4 at June 30, 2008, compared to $374.1 at June 30, 2007, as a result of our increased backlog and our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Net income improved to $73.9 for 2008, from $41.6 for 2007. The curtailment amendment / partial settlement of the retiree medical benefits plan covering our represented employees at our Olean, NY facility was $11.8 in 2008.

Net cash used in investing activities decreased to $14.6 for the six months ended June 30, 2008, compared to $16.1 in the same period for 2007, principally as a result of the $8.1 acquisition of the Gimple business in 2007.

Net cash used in financing activities was $26.5 for the six months ended June 30, 2008, principally related to the share repurchase program that commenced in May 2008. Net cash used for financing activities was $109.9 for the six months ended June 30, 2007, related to accelerated payments on long-term debt.

As of June 30, 2008, we had a cash balance of $273.1 and the ability to borrow $206.7 under our $500.0 restated senior secured revolving credit facility, as $293.3 was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, acquisitions, debt service and other funding requirements, including the recently authorized share repurchase program, for the next twelve months and our long-term future contractual obligations.

New accounting standards

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States required an asset or liability to be measured at fair value and a framework for measuring fair value, but does not expand the use of fair value accounting. The adoption had no material effect on our financial statements for the six months ended June 30, 2008.

Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Statement No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of June 30, 2008:

Foreign currency exchange contracts assets	$3.9

Foreign currency exchange contracts liabilities	$2.7

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

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. The general weakening of the U.S. dollar over the past years has improved our overall results as the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. The net foreign currency gain recognized for currency transactions and remeasuring monetary assets and liabilities was $3.0 for the six months ended June 30, 2008, compared to a gain of $1.3 for the six months ended June 30, 2007.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended, as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2008, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS ($ millions)

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future adjustments to recorded amounts, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

Of the litigation pending, two separate tort claims have been brought against the Company and others in 2008, one brought in the Court of Queens Bench Alberta, Judicial District of Calgary, Canada by Talisman Energy Inc. and others and one brought in the Prakhanong Provincial Court, Thailand by Kanoa Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of certain new units and claiming damages in the aggregate of approximately $30 plus pre-judgment interest and costs. While damages are a reasonable possibility, the Company shall vigorously defend these lawsuits, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to these two claims.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement for the facility. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed seventeen unfair labor practices charges against the Company with Region 3 of the National Labor Relations Board (NLRB), all of which are still pending and under investigation. In June 2008, several of the outstanding unfair labor practices charges were submitted to NLRB’s Division of Advice office in Washington D.C. by Region 3 for guidance on rulings. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

If certain claims are ultimately determined against the Company, a consequence can be that the Company’s unilateral implementation of its last offer upon reaching what it believed was a clear impasse, will not be allowed. As a result, the Company could be subject to honoring the previously expired labor contract, including making available the retiree medical benefits which the Company eliminated in its implemented last contract offer and has recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is being amortized over 36 months. If this outcome materialized, the Company would intend to immediately pursue its bargaining position to obtain a contemporary, market competitive labor agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

On April 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $150.0 of the Company’s common stock, which is approximately 5 percent of the Company’s outstanding shares. Stock repurchases under this program may be made through the open market or in privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the Company’s common stock, general business and market conditions, and other investment opportunities, including acquisitions. Repurchases are expected to be funded from available working capital. The stock repurchase program does not have an expiration date, and may be limited or terminated at any time by the Board of Directors without prior notice.

The following table contains information about repurchases of our common stock during the second quarter of 2008:

					Approximate
					Dollar Value
					of Shares
				Total Number	That May Yet
				of Shares	Be Purchased
	Total Number		Average Price	Purchased as Part of	Under the
	of Shares		Paid per	Publicly Announced Plans	Plans or
Period	Purchased		Share	or Programs	Programs

April 2008	—		—	—
May 2008	386,235	(1)	$38.84	385,600
June 2008	320,165	(2)	$39.72	320,165

Total	706,400		$39.24	705,765	$122.3 million

(1)	Includes 635 shares delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our stock incentive plan.

(2)	As of June 30, 2008, the trade dates for the repurchase of 106,900 shares for a total purchase price of $4.1 had occurred, but the repurchase had not yet settled and accordingly such shares were still outstanding as of that date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 13, 2008. The stockholders (1) elected eight directors to serve until the annual meeting of stockholders in 2009, (2) ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008, (3) approved the Dresser-Rand Group Inc. 2008 Stock Incentive Plan and (4) rejected a stockholder’s proposal that the Board of Directors adopts a policy that shareholders will be given the opportunity at each annual meeting of shareholders to vote on an advisory resolution, to be proposed by Company’s management, to approve or disapprove the compensation of the named executive officers disclosed in the Summary Compensation Table of the proxy statement.

The following are the results of the vote:

Proposals:	Votes For	Against	Withheld	Abstain

Election of Directors
William E. Macaulay	78,354,539	—	126,421	—
Jean-Paul Vettier	77,909,126	—	571,854	—
Vincent R. Volpe Jr.	78,355,510	—	125,450	—
Michael L. Underwood	78,354,436	—	126,524	—
Philip R. Roth	78,354,621	—	126,339	—
Louis A. Raspino	77,933,940	—	547,020	—
Rita V. Foley	77,950,820	—	530,140	—
Joseph C. Winkler	78,343,961	—	136,999	—
Ratify appointment of Independent Registered Public Accountants	78,414,971	56,207	—	9,782
Dresser-Rand Group Inc. 2008 Stock Incentive Plan	61,565,178	11,268,320	—	25,097
Stockholder’s Proposal	31,176,257	38,216,241	—	3,466,097

There were no broker non-votes.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).
Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on November 16, 2007, File No. 001-32586).
Exhibit 10.1	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Citgroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed on August 31, 2007, File No. 001-32586).
Exhibit 10.2	Amendment No. 1, dated April 24, 2008, to the Amended and Restated Credit Agreement, dated as of August 30, 2007 (incorporated by reference to Exhibit 10.2 to Dresser Rand Group Inc.’s Current Report on form 10-Q, filed on April 29, 2008, File No. 001-32586).
Exhibit 10.4	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed on May 14, 2008, File No. 333-150894).
Exhibit 10.5	Form of Grant Notice and Standard Terms and Conditions for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-32586).
Exhibit 10.6	Form of Grant Notice and Standard Terms and Conditions for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-32586).
Exhibit 10.7	Form of Grant Notice and Standard Terms and Conditions for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-32586).
Exhibit 10.8	Form of Grant Notice and Standard Terms and Conditions for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-32586).
Exhibit 10.9	Amended and Restated Employment Agreement by and among Vincent R. Volpe Jr. and Dresser-Rand Group Inc., dated as of June 11, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on June 12, 2008, File No. 001-32586).
Exhibit 10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on June 12, 2008, File No. 001-32586).
Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief
Accounting Officer

Date: July 30, 2008