Form 10-Q
period 2008-09-30
Dresser-Rand Group Inc.
filed 2008-10-30
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

The number of shares of common stock, $.01 par value, outstanding as of October 24, 2008 was 81,949,525.

DRESSER-RAND GROUP INC.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited; $ in millions,
	except per share amounts)

Net sales of products	$451.7	$317.0	$1,187.0	$913.7
Net sales of services	92.2	72.3	261.9	231.2

Total revenues	543.9	389.3	1,448.9	1,144.9

Cost of products sold	320.0	240.8	855.6	674.2
Cost of services sold	66.5	50.1	180.2	161.8

Total cost of sales	386.5	290.9	1,035.8	836.0

Gross profit	157.4	98.4	413.1	308.9
Selling and administrative expenses	71.1	57.6	204.0	179.4
Research and development expenses	3.5	4.4	9.3	10.1
Curtailment amendment / partial settlement	—	—	(5.4)	—

Income from operations	82.8	36.4	205.2	119.4

Interest expense, net	(7.1)	(9.3)	(21.2)	(30.2)
Other (expense) income, net	(5.4)	5.6	(2.4)	9.3

Income before income taxes	70.3	32.7	181.6	98.5
Provision for income taxes	23.5	11.4	60.9	35.6

Net income	$46.8	$21.3	$120.7	$62.9

Net income per common share-basic and diluted	$0.57	$0.25	$1.43	$0.74

Weighted average shares outstanding — (In thousands)
Basic	82,392	85,472	84,407	85,466

Diluted	82,608	85,693	84,591	85,536

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited; $ in millions,
	except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$103.1	$206.2
Accounts receivable, less allowance for losses of $8.0 at 2008 and $5.9 at 2007	299.5	311.9
Inventories, net	340.9	265.3
Prepaid expenses	41.1	23.0
Deferred income taxes, net	19.3	19.3

Total current assets	803.9	825.7
Property, plant and equipment, net	252.7	216.7
Goodwill	447.7	447.5
Intangible assets, net	453.6	440.0
Other assets	19.4	21.0

Total assets	$1,977.3	$1,950.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$400.1	$358.4
Customer advance payments	302.5	239.9
Accrued income taxes payable	6.6	22.0
Loans payable	0.2	0.2

Total current liabilities	709.4	620.5
Deferred income taxes	52.2	48.4
Postemployment and other employee benefit liabilities	64.7	80.6
Long-term debt	370.1	370.3
Other noncurrent liabilities	30.5	25.9

Total liabilities	1,226.9	1,145.7

Commitments and contingencies (Notes 3 and 7 through 11)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 81,949,525 and 85,826,523 shares issued and outstanding, respectively	0.8	0.9
Additional paid-in capital	382.3	527.3
Retained earnings	350.3	229.7
Accumulated other comprehensive income	17.0	47.3

Total stockholders’ equity	750.4	805.2

Total liabilities and stockholders’ equity	$1,977.3	$1,950.9

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited; $ in millions)

Cash flows from operating activities
Net income	$120.7	$62.9
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	37.0	36.4
Deferred income taxes	2.3	5.6
Stock-based compensation	4.4	6.8
Amortization of debt financing costs	2.3	6.1
Provision for losses on inventory	2.1	1.0
Loss (gain) on sale of property, plant and equipment	0.3	(0.4)
Curtailment amendment / partial settlement	(11.8)	—
Working capital and other
Accounts receivable	18.5	77.0
Customer advances	44.2	72.0
Accounts payable	12.1	(14.9)
Inventories	(52.4)	(53.1)
Other	(12.7)	(11.7)

Net cash provided by operating activities	167.0	187.7

Cash flows from investing activities
Capital expenditures	(27.6)	(15.0)
Acquisitions	(89.6)	(8.1)
Proceeds from sales of property, plant and equipment	0.3	5.2

Net cash used in investing activities	(116.9)	(17.9)

Cash flows from financing activities
Proceeds from exercise of stock options	1.4	0.4
Repurchase of common stock	(150.2)	—
Payments for debt financing costs	—	(4.5)
Payments of long-term debt	(0.2)	(137.1)

Net cash used in financing activities	(149.0)	(141.2)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	8.6

Net (decrease) increase in cash and cash equivalents	(103.1)	37.2
Cash and cash equivalents, beginning of the period	206.2	146.8

Cash and cash equivalents, end of period	$103.1	$184.0

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

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

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 does not expand the use of fair value accounting. The adoption had no material effect on our financial statements for the nine months ended September 30, 2008.

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

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

Foreign currency exchange contracts assets	$4.2

Foreign currency exchange contracts liabilities	$4.0

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
($ millions, except per share amounts)

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

3.	Acquisitions (£ in millions)

During the three months ended September 30, 2008, the Company acquired three businesses for a net total cash of $89.6, including $4.7 of acquisition costs.

On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (PBL) in the United Kingdom. The purchase agreement included the potential for additional cash consideration based on Earnings Before Interest, Tax, Depreciation, and Amortization (EBITDA) for PBL’s fiscal year ended November 30, 2008. The earn-out is up to a maximum of £16.3, which would be achieved if the EBITDA for the fiscal year ended November 30, 2008 is at least £6.0. The agreement also includes a potential price adjustment based on the net operating assets and the pension liability at closing. The potential additional consideration and price adjustments have not been resolved as of October 30, 2008.

PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems, and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries.

On August 8, 2008, the Company acquired the assets of Enginuity LLC (“Enginuity”), a private, U.S. — based provider of combustion and catalytic emissions technology solutions, controls and automation, and aftermarket services for reciprocating gas engines used in the gas transmission market. Focused on the North American gas transmission market, Enginuity is a technology solutions leader for reducing gas-fired engine emissions and for engine and compressor controls and monitoring.

On August 29, 2008, the Company acquired all the stock of Arrow Industries, Inc. (“Arrow”). The purchase agreement includes a potential purchase price adjustment based on final working capital at closing. Arrow is a premier provider of foundation and mechanical services for reciprocating engines and compressors used in the North American pipeline industry. Arrow is experienced in implementing and servicing Dresser-Rand and similar OEM equipment.

These 2008 acquisitions are being integrated into our existing new units and aftermarket parts and services operating segments.

On April 5, 2007, the Company acquired the Gimpel business from Tyco Flow Control, a reporting unit of Tyco International, for approximately $8.1 including about $0.1 of acquisition costs. Gimpel products include a line

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

of trip, trip and throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications and have been integrated into our steam new unit and aftermarket parts and services businesses.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows (the 2008 allocation is preliminary pending obtaining all necessary information to complete the fair value analysis and resolution of outstanding issues):

	2008	2007

Accounts receivable, net	$12.2	$—
Inventory, net	33.2	4.6
Prepaid expenses	1.1	—

Total current assets	46.5	4.6

Property, plant and equipment	39.8	0.5
Amortizable intangible assets	33.4	3.0
Goodwill	20.3	—
Other assets	0.2	—

Total assets acquired	140.2	8.1

Accounts payable and accruals	20.2	—
Customer advance payments	26.0	—
Other liabilities	4.4	—

Total liabilities assumed	50.6	—

Cash paid — net of $18.6 cash acquired in 2008	$89.6	$8.1

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of each acquisition have been included in our consolidated financial results since the date of such acquisition, and were not material to the results of operations for the three months ended September 30, 2008, and the nine months ended September 30, 2008 and 2007.

4.	Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	September 30, 2008		Weighted	December 31, 2007
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$93.4	$8.5	39 years	$88.7	$6.9
Customer relationships	255.6	25.0	38 years	246.9	20.2
Software	30.6	12.0	10 years	30.6	9.7
Existing technology	138.0	20.6	24 years	127.1	16.5
Non-compete	2.2	0.1	4 years	—	—

Total amortizable intangible assets	$519.8	$66.2		$493.3	$53.3

Intangible asset amortization expense was $4.7 and $13.3 for the three and nine months ended September 30, 2008, and $4.3 and $12.9 for the three and nine months ended September 30, 2007.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

The change in goodwill for the nine months ended September 30, 2008, was:

September 30,
2008

Beginning balance acquisitions	$447.5
Acquisitions	$20.3
Foreign currency adjustments	(20.1)

Ending balance	$447.7

5.	Inventories

Inventories were as follows:

	September 30,	December 31,
	2008	2007

Raw materials and supplies	$146.4	$123.9
Work-in-process and finished goods	594.4	330.2

	740.8	454.1
Less:
Progress payments	(399.9)	(188.8)

Inventories, net	$340.9	$265.3

The progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

6.	Property, plant and equipment

Property, plant and equipment is comprised of the following:

	September 30,	December 31,
	2008	2007

Cost:
Land	$15.6	$9.6
Buildings and improvements	95.0	80.4
Machinery and equipment	252.4	215.4

	363.0	305.4
Less: Accumulated depreciation	(110.3)	(88.7)

Property, plant and equipment, net	$252.7	$216.7

7.	Income taxes

Our estimated income tax provision for the three and nine months ended September 30, 2008 and 2007, resulted in effective tax rates that differ from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local taxes, different tax rates in certain foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. The provision for the nine months ended September 30, 2008, include discrete amounts recognized for adjustments to certain foreign subsidiaries’ prior year income tax returns.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

We began operations as a new entity on October 29, 2004, having been acquired from Ingersoll Rand Company Limited by Dresser-Rand Holdings LLC, an affiliate of First Reserve Corporation. For tax purposes, the acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values and deferred taxes were recorded to reflect the difference between the purchase price allocated to foreign entities and their underlying tax bases. We believe that we have provided adequate estimated liabilities for taxes based on the allocation of the purchase price and our understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any tax return of significance since our formation. Accordingly, we could be exposed to additional income and other taxes.

8.	Pension plans

The components of net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$1.8	$1.7	5.4	$5.2
Interest cost	5.1	4.7	15.4	13.9
Expected return on plan assets	(5.8)	(5.5)	(17.4)	(16.4)
Amortization of net losses	—	—	0.2	—

Net pension expense	$1.1	$0.9	$3.6	$2.7

9.	Postretirement benefits other than pensions

The components of net periodic postretirement benefits (gain) cost for such plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$—	$0.3	$0.1	$1.1
Interest cost	0.3	0.6	1.1	1.8
Amortization of prior service (credit)	(1.9)	(0.2)	(5.5)	(0.5)
Curtailment amendment / partial settlement	—	—	(5.4)	—
Amortization of net (gain) loss	(0.1)	0.1	(0.1)	0.1

Net periodic postretirement benefits (gain) cost	$(1.7)	$0.8	$(9.8)	$2.5

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the statement of income for the three months ended June 30, 2008. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the nine months ended September 30, 2008.

10.	Commitments and contingencies

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

Of the litigation pending, two separate tort claims have been brought against the Company and others in 2008, with one brought in the Court of Queens Bench Alberta, Judicial District of Calgary, Canada by Talisman Energy Inc. and others and one brought in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of certain new units and claiming damages in the aggregate of approximately $30 plus pre-judgment interest and costs. While damages are a possibility, the Company shall vigorously defend these lawsuits, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to these two claims.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement for the facility. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and ended the lockout and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed three unfair labor practice charges against the Company with Region 3 of the National Labor Relations Board (NLRB), containing seventeen allegations. Two charges comprised of fifteen allegations are still pending and under investigation. In June 2008, several of the outstanding unfair labor practices charges were submitted to NLRB’s Division of Advice office in Washington D.C. by Region 3 for guidance on rulings. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

that is being amortized over 36 months. If this outcome materialized, the Company would intend to immediately pursue its bargaining position to obtain a contemporary, market competitive labor agreement.

11.	Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Nine Months Ended September 30,
	2008	2007

Beginning balance	$28.5	$23.4
Acquisitions	1.1	—
Provisions for warranties issued during the period	18.4	15.4
Adjustments to warranties issued in prior periods	4.5	(0.9)
Payments during the period	(18.3)	(11.7)
Foreign currency adjustments	(1.4)	1.3

Ending balance	$32.8	$27.5

12.	Segment information

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

Segment results for the three and nine months ended September 30, 2008, and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
New units	$306.7	$194.0	$755.4	$540.6
Aftermarket parts and services	237.2	195.3	693.5	604.3

Total revenues	$543.9	$389.3	$1,448.9	$1,144.9

Operating Income
New units	$37.8	$12.0	$72.7	$34.0
Aftermarket parts and services	63.8	43.1	184.6	143.2
Unallocated	(18.8)	(18.7)	(52.1)	(57.8)

Total operating income	$82.8	$36.4	$205.2	$119.4

Depreciation and Amortization
New units	$7.3	$6.6	$20.7	$18.8
Aftermarket parts and services	4.8	5.6	16.3	17.6

Total depreciation and amortization	$12.1	$12.2	$37.0	$36.4

Total Assets (including Goodwill)
New units	$347.1	$265.0	$347.1	$265.0
Aftermarket parts and services	729.6	653.4	729.6	653.4
Unallocated	900.6	916.1	900.6	916.1

Total assets	$1,977.3	$1,834.5	$1,977.3	$1,834.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

13.	Stockholders’ equity

Changes in stockholders’ equity for nine months ended September 30, 2008, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	Income	Total

At December 31, 2007	$0.9	$527.3	$229.7	$47.3	$805.2
Stock-based employee compensation	—	5.1	—	—	5.1
Stock repurchase	(0.1)	(150.1)	—	—	(150.2)
Adoption of FASB Statement No. 158	—	—	(0.1)	—	(0.1)
Net income	—	—	120.7	—	120.7
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	(26.5)	(26.5)
Pension and other postretirement benefit plans — net of $2.4 tax:
Adoption of FASB Statement No. 158	—	—	—	(0.3)	(0.3)
Benefit plans amortization	—	—	—	(3.3)	(3.3)
Benefit plan amendment	—	—	—	2.2	2.2
Curtailment amendment	—	—	—	(4.5)	(4.5)
Partial settlement	—	—	—	1.2	1.2
Net gain from remeasurement	—	—	—	0.9	0.9

At September 30, 2008	$0.8	$382.3	$350.3	$17.0	$750.4

The components of total comprehensive income were as follows:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2008	2007	2008	2007

Net income	$46.8	$21.3	$120.7	$62.9
Other comprehensive (loss) income:
Foreign currency adjustments	(42.0)	18.4	(26.5)	31.2
Pension and other postretirement benefit plans — net of $2.4 tax in 2008:
Adoption of FASB Statement No. 158	—	—	(0.3)	—
Benefit plans amortization	(1.2)	—	(3.3)	—
Benefit plan amendment	—	—	2.2	5.0
Curtailment amendment	—	—	(4.5)	—
Partial settlement	—	—	1.2	—
Net gain from remeasurement	—	—	0.9	—

Total comprehensive income	$3.6	$39.7	$90.4	$99.1

During the nine months ended September 30, 2008, our Board of Directors granted options and appreciation rights involving 121,858 shares of common stock and granted a total of 252,331 shares of restricted stock and restricted stock units to employees and directors under the Company’s Stock Incentive Plans. These stock compensation arrangements vest over three or four year periods.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

On May 13, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). The Plan enables the Compensation Committee of the Board of Directors to award incentive and non qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers), non-employee directors and other service providers. The maximum number of shares that may be issued under the Plan is 6,000,000. The 2008 Plan replaces all prior plans and is the sole plan for providing equity-based incentive compensation to eligible employees, non-employee directors and service providers.

On April 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock, which was approximately 5 percent of the Company’s outstanding shares. During the nine months ended September 30, 2008, the Company purchased 4,110,754 shares at an average price of $36.51 per share for a total purchase price of $150.1.

14.	Supplemental guarantor financial information

The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.

The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and the nine months ended September 30, 2008, and 2007, balance sheets as of September 30, 2008, and December 31, 2007, and statements of cash flows for the nine months ended September 30, 2008, and 2007.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$319.4	$271.1	$(46.6)	$543.9
Cost of sales	—	232.7	197.7	(43.9)	386.5

Gross profit	—	86.7	73.4	(2.7)	157.4
Selling and administrative expenses	28.3	14.0	31.0	(2.2)	71.1
Research and development expenses	—	3.2	0.3	—	3.5

(Loss) income from operations	(28.3)	69.5	42.1	(0.5)	82.8
Equity earnings in affiliates	66.1	1.0	—	(67.1)	—
Interest (expense) income, net	(8.5)	0.3	1.1	—	(7.1)
Intercompany interest and fees	5.5	0.8	(6.3)	—	—
Other (expense), net	(0.7)	(0.1)	(4.6)	—	(5.4)

Income before income taxes	34.1	71.5	32.3	(67.6)	70.3
(Benefit) provision for income taxes	(12.7)	25.0	11.2	—	23.5

Net income	$46.8	$46.5	$21.1	$(67.6)	$46.8

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$921.0	$648.7	$(120.8)	$1,448.9
Cost of sales	—	674.5	465.3	(104.0)	1,035.8

Gross profit	—	246.5	183.4	(16.8)	413.1
Selling and administrative expenses	92.8	42.7	82.5	(14.0)	204.0
Research and development expenses	—	8.9	0.4	—	9.3
Curtailment amendment / partial settlement	—	(5.4)	—	—	(5.4)

(Loss) income from operations	(92.8)	200.3	100.5	(2.8)	205.2
Equity earnings in affiliates	181.6	3.7	—	(185.3)	—
Interest (expense) income, net	(24.5)	0.3	3.0	—	(21.2)
Intercompany interest and fees	12.8	3.4	(16.2)	—	—
Other income (expense), net	4.6	(4.8)	(2.2)	—	(2.4)

Income before income taxes	81.7	202.9	85.1	(188.1)	181.6
(Benefit) provision for income taxes	(39.0)	73.3	26.6	—	60.9

Net income	$120.7	$129.6	$58.5	$(188.1)	$120.7

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$—	$—	$113.4	$(10.3)	$103.1
Accounts receivables, net	—	157.8	141.8	(0.1)	299.5
Inventories, net	—	215.5	134.1	(8.7)	340.9
Prepaids expenses and deferred income taxes	22.5	8.6	29.2	0.1	60.4

Total current assets	22.5	381.9	418.5	(19.0)	803.9
Investment in affiliates	1,638.9	64.9	—	(1,703.8)	—
Property, plant, and equipment, net	—	153.9	98.8	—	252.7
Intangible assets, net	—	448.5	452.8	—	901.3
Other assets	16.0	1.4	2.0	—	19.4

Total assets	$1,677.4	$1,050.6	$972.1	$(1,722.8)	$1,977.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(27.0)	$368.2	$378.2	$(10.2)	$709.2
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(27.0)	368.4	378.2	(10.2)	709.4
Long-term debt	370.0	0.1	—	—	370.1
Intercompany accounts	555.0	(607.0)	52.0	—	—
Other noncurrent liabilities	29.0	56.2	62.2	—	147.4

Total liabilities	927.0	(182.3)	492.4	(10.2)	1,226.9

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	749.6	1,232.9	479.7	(1,712.6)	749.6

Total stockholders’ equity	750.4	1,232.9	479.7	(1,712.6)	750.4

Total liabilities and stockholders’ equity	$1,677.4	$1,050.6	$972.1	$(1,722.8)	$1,977.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(47.2)	$155.2	$69.4	$(10.4)	$167.0

Cash flows from investing activities:
Capital expenditures	—	(22.2)	(5.4)	—	(27.6)
Proceeds from sale of property, plant and equipment	—	0.1	0.2	—	0.3
Acquisitions	(89.6)	—	—	—	(89.6)

Net cash used in investing activities	(89.6)	(22.1)	(5.2)	—	(116.9)

Cash flows from financing activities:
Proceeds from exercised options	1.4	—	—	—	1.4
Payments of long-term debt	—	(0.2)	—	—	(0.2)
Repurchase of common stock	(150.2)	—	—	—	(150.2)
Change in intercompany accounts	214.9	(132.9)	(82.1)	0.1	—

Net cash provided by (used in) financing activities	66.1	(133.1)	(82.1)	0.1	(149.0)

Effect of exchange rate changes	—	—	(4.2)	—	(4.2)
Net (decrease) increase in cash and equivalents	(70.7)	—	(22.1)	(10.3)	(103.1)
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$—	$—	$113.4	$(10.3)	$103.1

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(68.2)	$179.5	$68.7	$7.7	$187.7

Cash flows from investing activities:
Capital expenditures	—	(12.0)	(3.0)	—	(15.0)
Proceeds from sale of property, plant and equipment	—	4.6	0.6	—	5.2
Acquisition	—	(8.1)	—	—	(8.1)

Net cash used in investing activities	—	(15.5)	(2.4)	—	(17.9)

Cash flows from financing activities:
Net change in debt	(62.1)	—	(75.0)	—	(137.1)
Cash paid for debt issuance costs	(4.5)	—	—	—	(4.5)
Proceeds from exercise of options	0.4	—	—	—	0.4
Change in intercompany accounts	125.6	(164.0)	46.1	(7.7)	—

Net cash provided by (used in) financing activities	59.4	(164.0)	(28.9)	(7.7)	(141.2)

Effect of exchange rate changes	—	—	8.6	—	8.6
Net (decrease) increase in cash and equivalents	(8.8)	—	46.0	—	37.2
Cash and cash equivalents, beginning of period	37.0	—	109.8	—	146.8

Cash and cash equivalents, end of period	$28.2	$—	$155.8	$—	$184.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

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

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (64 sales offices, 33 service centers and 12 major manufacturing locations) in 18 U.S states and 26 countries.

The energy markets continue to be driven by worldwide demand, inadequate production and processing capacity, and geopolitical risks. Despite the recent financial market turmoil and increased risk of a global economic slow down, we continue to believe that the longer-term fundamentals affecting the energy industry will support continued strength in our served markets.

Demand in all three streams of the energy market — upstream, midstream and downstream — is expected to be strong over the long-term. In the upstream market, industry sources estimated that there are more than one hundred floating production projects planned for award in the next five years. In the midstream market, an industry source estimated that nearly 40,000 miles of natural gas pipelines are planned for construction worldwide during the next 10 years offering numerous opportunities for our compression equipment. In the downstream refining market, an industry source estimated the addition of approximately 9 million barrels of daily production worldwide during the next five years. The forces propelling this movement are the increasing demand for refined products, the need to meet more stringent environmental requirements and the desire to process a greater amount of sour crude feedstock. These estimates could be revised as a result of market changes.

Results of Operations

Three months ended September 30, 2008, compared to the three months ended September 30, 2007:

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Operations Data:
Total revenues	$543.9	100.0%	$389.3	100.0%	$154.6	39.7%
Cost of sales	386.5	71.1	290.9	74.7	95.6	32.9%

Gross profit	157.4	28.9	98.4	25.3	59.0	60.0%
Selling and administrative expenses	71.1	13.1	57.6	14.8	13.5	23.4%
Research and development expenses	3.5	0.6	4.4	1.1	(0.9)	(20.5)%

Operating income	82.8	15.2	36.4	9.4	46.4	127.5%
Interest expense, net	(7.1)	(1.3)	(9.3)	(2.4)	2.2	(23.7)%
Other (expense) income, net	(5.4)	(1.0)	5.6	1.4	(11.0)	(196.4)%

Income before income taxes	70.3	12.9	32.7	8.4	37.6	115.0%
Provision for income taxes	23.5	4.3	11.4	2.9	12.1	106.1%

Net income	$46.8	8.6%	$21.3	5.5%	$25.5	119.7%

Bookings	$733.1		$496.2		$236.9	47.7%

Backlog - ending	$2,385.9		$1,750.8		$635.1	36.3%

Total revenues.  Total revenues were $543.9 for the three months ended September 30, 2008, compared to $389.3 for the three months ended September 30, 2007. The increase of $154.6 or 39.7% was from increases in new unit sales of $112.7 and aftermarket parts and services sales of $41.9. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was up during the third quarter of 2008. Also, we have implemented price increases for most of our products and services. However, realization of implemented price increases depends on the cycle times from order entry to completion. Currently, cycle times from order entry to completion for new unit bookings are averaging 15 months and cycle times for aftermarket parts and services typically range from one day to 12 months depending on the nature of the product or service.

Cost of sales.  Cost of sales was $386.5 for the three months ended September 30, 2008, compared to $290.9 for the three months ended September 30, 2007. As a percentage of revenues, cost of sales was 71.1% for the three months ended September 30, 2008, compared to 74.7% for the three months ended September 30, 2007. See comment below in “Gross Profit” regarding the effects of recent hurricanes in the U.S. and the work stoppage at our Painted Post facility in 2007.

Gross profit.  Gross profit was $157.4 for the three months ended September 30, 2008, compared to $98.4 for the three months ended September 30, 2007. As a percentage of revenues, gross profit was 28.9% for the three months ended September 30, 2008, compared to 25.3% for the three months ended September 30, 2007, principally from the effect of higher revenues on relatively fixed costs and the following factors. We estimate that a late September accident at our Painted Post facility and the impact from Hurricanes Ike and Gustav reduced the Company’s gross profit for deferred revenue and higher costs during the three months ended September 30, 2008, by approximately $5. Also, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 2007. We estimate margins from deferred sales and the higher costs associated with the work stoppage reduced our gross profit for the three months ended September 30, 2007, by approximately $20.

Selling and administrative expenses.  Selling and administrative expenses were $71.1 for the three months ended September 30, 2008, compared to $57.6 for the three months ended September 30, 2007, an increase of $13.5. The increase was attributable principally to higher expenses to support the increased business volume.

Research and development expenses.  Research and development expenses for the three months ended September 30, 2008 were $3.5 compared to $4.4 for the three months ended September 30, 2007. The $0.9 decrease was due to using our engineering staff on customer orders because of our high backlog.

Operating income.  Operating income was $82.8 for the three months ended September 30, 2008, compared to $36.4 for the three months ended September 30, 2007, an increase of $46.4. As a percentage of revenues, operating income for 2008 was 15.2% compared to 9.4% for 2007. These increases were due to the factors mentioned above.

Interest expense, net.  Interest expense, net was $7.1, including $0.8 of amortization of deferred financing costs, for the three months ended September 30, 2008, compared to $9.3 for the three months ended September 30, 2007. Interest expense, net for 2007 included $2.4 in amortization of deferred financing costs that includes $1.6 accelerated amortization due to amending and restating our revolving credit agreement and payment of debt during the period.

Other (expense) income, net.  Other (expense), net was $5.4 for the three months ended September 30, 2008, compared to other income, net of $5.6 for the three months ended September 30, 2007. Net currency losses during 2008 were $(5.4) compared to net currency gains of $5.2 during the 2007 period, as the U.S. dollar strengthened during the 2008 quarter.

Provision for income taxes.  Provision for income taxes was $23.5 for the three months ended September 30, 2008, and $11.4 for the three months ended September 30, 2007. Our estimated income tax provision for the three months ended September 30, 2008 and 2007, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only.

Bookings and backlog.  Bookings for the three months ended September 30, 2008, was $733.1 compared to $496.2 for the three months ended September 30, 2007, an increase of $236.9. New units segment bookings increased $157.1 while aftermarket parts and services segment bookings increased $79.8. Backlog was $2,385.9 at September 30, 2008, compared to $1,750.8 at September 30, 2007. These increases reflect the strength of the markets we serve.

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

Segment Analysis — three months ended September 30, 2008, compared to three months ended September 30, 2007:

	Three Months Ended September 30,				Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Segment Data:
Revenues
New units	$306.7	56.4%	$194.0	49.8%	$112.7	58.1%
Aftermarket parts and services	237.2	43.6%	195.3	50.2%	41.9	21.5%

Total revenues	$543.9	100.0%	$389.3	100.0%	$154.6	39.7%

Gross profit
New units	$60.8		$29.7		$31.1	104.7%
Aftermarket parts and services	96.6		68.7		27.9	40.6%

Total gross profit	$157.4		$98.4		$59.0	60.0%

Operating income
New units	$37.8		$12.0		$25.8	215.0%
Aftermarket parts and services	63.8		43.1		20.7	48.0%
Unallocated	(18.8)		(18.7)		(0.1)	0.5%

Total operating income	$82.8		$36.4		$46.4	127.5%

Bookings
New units	$442.2		$285.1		$157.1	55.1%
Aftermarket parts and services	290.9		211.1		79.8	37.8%

Total bookings	$733.1		$496.2		$236.9	47.7%

Backlog - ending
New units	$1,966.0		$1,456.7		$509.3	35.0%
Aftermarket parts and services	419.9		294.1		125.8	42.8%

Total backlog	$2,385.9		$1,750.8		$635.1	36.3%

New Units

Revenues.  New units revenues were $306.7 for the three months ended September 30, 2008, compared to $194.0 for the three months ended September 30, 2007, an increase of $112.7 or 58.1% reflecting both improved prices and volume from the strong markets we serve. Cycle times from order entry to completion for products in this segment are currently averaging approximately 15 months.

Gross profit.  Gross profit was $60.8 for the three months ended September 30, 2008, compared to $29.7 for the three months ended September 30, 2007. Gross profit, as a percentage of segment revenues, was 19.8% for 2008 compared to 15.3% for 2007. These increases are principally due to higher revenues. We estimate that a late September accident at our Painted Post facility and the impact from Hurricanes Ike and Gustav reduced this segment’s gross profit from deferred revenue and higher costs during the three months ended September 30, 2008, by approximately $2 to $3. Also, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued throughout the quarter ending September 30, 2007. We estimate the margins related to deferred sales and higher costs associated with the work stoppage reduced this segment’s gross profit for the three months ended September 30, 2007, by approximately $8 to $9.

Operating income.  Operating income was $37.8 for the three months ended September 30, 2008, compared to $12.0 for the three months ended September 30, 2007. As a percentage of segment revenues, operating income was 12.3% for 2008 compared to 6.2% for 2007. These increases were principally from the factors mentioned above.

Bookings and Backlog.  New units bookings for the three months ended September 30, 2008 was $442.2, compared to $285.1 for the three months ended September 30, 2007. The backlog increased to $1,966.0 at September 30, 2008, from $1,456.7 at September 30, 2007. These increases reflect the strength of the markets we serve.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $237.2 for the three months ended September 30, 2008, compared to $195.3 for the three months ended September 30, 2007, an increase of $41.9 or 21.5%, from both improved prices and volume. We believe these increases indicate the procurement process approval cycle and budget appropriations for certain of our national oil company clients in 2007 have returned to more normal processes. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $96.6 for the three months ended September 30, 2008, compared to $68.7 for the three months ended September 30, 2007. Gross profit, as a percentage of segment revenues, increased to 40.7% in 2008 compared to 35.2% in 2007, principally from higher revenues and the following factors. We estimate that a late September accident at our Painted Post facility and the impact from Hurricanes Ike and Gustav reduced this segment’s gross profit from deferred revenue and higher costs during the three months ended September 30, 2008, by approximately $2 to $3. Also, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued throughout the quarter ending September 30, 2007. We estimate the margins related to deferred sales and higher costs associated with the work stoppage reduced this segment’s gross profit for the three months ended September 30, 2007, by approximately $11 to $12.

Operating income.  Operating income was $63.8 for the three months ended September 30, 2008, compared to $43.1 for the three months ended September 30, 2007. As a percentage of segment revenues, operating income increased to 26.9% for 2008 from 22.1% for 2007, principally from the factors mentioned above.

Bookings and Backlog.  Bookings for the three months ended September 30, 2008 were $290.9 compared to $211.1 for the three months ended September 30, 2007. Backlog was $419.9 as of September 30, 2008 compared to $294.1 at September 30, 2007. We believe these increases reflect the strength of the markets we serve and indicate the procurement process approval cycle and budget appropriations for certain of our national oil company clients in 2007 have returned to more normal processes.

Results of Operations

Nine months ended September 30, 2008, compared to the nine months ended September 30, 2007:

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2008		September 30, 2007		2007 to 2008	% Change

Statement of Operations Data:
Total revenues	$1,448.9	100.0%	$1,144.9	100.0%	$304.0	26.6%
Cost of sales	1,035.8	71.5	836.0	73.0	199.8	23.9%

Gross profit	413.1	28.5	308.9	27.0	104.2	33.7%
Selling and administrative expenses	204.0	14.1	179.4	15.7	24.6	13.7%
Research and development expenses	9.3	0.6	10.1	0.9	(0.8)	(7.9)%
Curtailment amendment / partial settlement	(5.4)	(0.4)	—	—	(5.4)	NM

Operating income	205.2	14.2	119.4	10.4	85.8	71.9%
Interest expense, net	(21.2)	(1.5)	(30.2)	(2.6)	9.0	(29.8)%
Other (expense) income, net	(2.4)	(0.2)	9.3	0.8	(11.7)	(125.8)%

Income before income taxes	181.6	12.5	98.5	8.6	83.1	84.4%
Provision for income taxes	60.9	4.2	35.6	3.1	25.3	71.1%

Net income	$120.7	8.3%	$62.9	5.5%	$57.8	91.9%

Bookings	$1,812.5		$1,581.0		$231.5	14.6%

Backlog - ending	$2,385.9		$1,750.8		$635.1	36.3%

Total revenues.  Total revenues were $1,448.9 for the nine months ended September 30, 2008, compared to $1,144.9 for the nine months ended September 30, 2007. The increase of $304.0 or 26.6% was attributable to increases in new unit revenues of $214.8 and aftermarket parts and service revenues of $89.2. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was up during the nine months ended September 30, 2008. Also, we have implemented price increases for most of our products and services. However, realization of implemented price increases depends on the cycle times from order entry to completion. Currently, cycle times from order entry to completion for new unit bookings are averaging 15 months and cycle times for aftermarket parts and services typically range from one day to 12 months depending on the nature of the product or service.

Cost of sales.  Cost of sales was $1,035.8 for the nine months ended September 30, 2008, compared to $836.0 for the nine months ended September 30, 2007. As a percentage of revenues, cost of sales was 71.5% for the nine months ended September 30, 2008, compared to 73.0% for the nine months ended September 30, 2007.

Gross profit.  Gross profit was $413.1 for the nine months ended September 30, 2008, compared to $308.9 for the nine months ended September 30, 2007. Gross profit as a percent of sales was 28.5% for the nine months ended September 30, 2008, compared to 27.0% for the nine months ended September 30, 2007 even though lower margin new units increased to 52.1% of the total revenues in 2008 compared to 47.2% in 2007. Also, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November, 2007. We estimate the margins from deferred sales and higher costs associated with the work stoppage reduced our gross profit for the nine months end September 30, 2007 by approximately $20. Gross profit for the nine months ended September 30, 2007, includes the effects of the $2.6 expense to recognize the remaining fair value of service units granted certain members of management in connection with the acquisition of the Company by Dresser-Rand Holdings, LLC (Holdings) in 2004 and a provision for loss on litigation with Maersk Oil UK Limited of $4.4.

Selling and administrative expenses.  Selling and administrative expenses were $204.0 for the nine months ended September 30, 2008, compared to $179.4 for the nine months ended September 30, 2007. This increase of $24.6 was principally attributable to higher expenses to support the increased business volume.

Research and development expenses.  Research and development expenses for the nine months ended September 30, 2008, were $9.3 compared to $10.1 for the nine months ended September 30, 2007.

Curtailment amendment / partial settlement.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the first quarter 2008 statement of income, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under the accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the second quarter 2008 statement of income. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the nine months ended September 30, 2008.

Operating income.  Operating income was $205.2 for the nine months ended September 30, 2008, compared to $119.4 for the nine months ended September 30, 2007, an increase of $85.8. As a percentage of revenues, operating income for 2008 was 14.2% compared to 10.4% for 2007. These increases were due to the factors mentioned above.

Interest expense, net.  Interest expense, net was $21.2, including $2.3 of amortization of deferred financing costs, for the nine months ended September 30, 2008, compared to $30.2 for the nine months ended September 30, 2007. Interest expense, net for 2007 included $6.1 in amortization of deferred financing costs, of which $3.6 was accelerated amortization due to an early reduction of $137.1 in long-term debt. The 2007 results also included interest related to the litigation with Maersk Oil UK Limited totaling $2.2.

Other (expense), income net.  Other (expense), net was $2.4 for the nine months ended September 30, 2008, compared to other income, net of $9.3 for the nine months ended September 30, 2007. The 2007 results included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility. Net currency (losses) during 2008 were $(2.4) compared to net currency gains of $6.6 during 2007, as the U.S. dollar has strengthened during 2008.

Provision for income taxes.  Provision for income taxes was $60.9 for the nine months ended September 30, 2008, and $35.6 for the nine months ended September 30, 2007. Our estimated income tax provision for the nine months ended September 30, 2008 and 2007, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. In addition, the provision for income taxes for the nine months ended September 30, 2008, includes discrete amounts recognized in the period for adjustments to certain foreign subsidiaries’ prior year income tax returns.

Bookings and backlog.  Bookings for the nine months ended September 30, 2008, were $1,812.5 compared to $1,581.0 for the nine months ended September 30, 2007. Aftermarket parts and services bookings increased to $799.1 in 2008 from $608.0 in 2007 while new units increased to $1,013.4 in 2008 from $973.0 in 2007. Backlog was $2,385.9 at September 30, 2008, compared to $1,750.8 at September 30, 2007. The increase reflects the strength of the markets we serve.

Segment Analysis — nine months ended September 30, 2008, compared to nine months ended September 30, 2007:

	Nine Months Ended September 30,				Period to Period Change
	2008		2007		2007 to 2008	% Change

Statement of Segment Data:
Revenues
New units	$755.4	52.1%	$540.6	47.2%	$214.8	39.7%
Aftermarket parts and services	693.5	47.9%	604.3	52.8%	89.2	14.8%

Total revenues	$1,448.9	100.0%	$1,144.9	100.0%	$304.0	26.6%

Gross profit
New units	$133.1		$86.0		$47.1	54.8%
Aftermarket parts and services	280.0		222.9		57.1	25.6%

Total gross profit	$413.1		$308.9		$104.2	33.7%

Operating income
New units	$72.7		$34.0		$38.7	113.8%
Aftermarket parts and services	184.6		143.2		41.4	28.9%
Unallocated	(52.1)		(57.8)		5.7	(9.9)%

Total operating income	$205.2		$119.4		$85.8	71.9%

Bookings
New units	$1,013.4		$973.0		$40.4	4.2%
Aftermarket parts and services	799.1		608.0		191.1	31.4%

Total bookings	$1,812.5		$1,581.0		$231.5	14.6%

Backlog - ending
New units	$1,966.0		$1,456.7		$509.3	35.0%
Aftermarket parts and services	419.9		294.1		125.8	42.8%

Total backlog	$2,385.9		$1,750.8		$635.1	36.3%

New Units

Revenues.  New units revenues were $755.4 for the nine months ended September 30, 2008, compared to $540.6 for the nine months ended September 30, 2007. The $214.8 increase reflects both improved pricing and volume from the strong markets we serve. Cycle times from order entry to completion for products in this segment are currently averaging approximately 15 months.

Gross profit.  Gross profit was $133.1 for the nine months ended September 30, 2008, compared to $86.0 for the nine months ended September 30, 2007. Gross profit, as a percentage of segment revenues, was 17.6% for 2008 compared to 15.9% for 2007. These increases resulted principally from higher revenues. Also, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued throughout the period ended September 30, 2007. We estimate margins related to deferred sales and higher costs associated with the work stoppage reduced our gross profit for the nine months ended September 30, 2007, by approximately $8 to $9.

Operating income.  Operating income was $72.7 for the nine months ended September 30, 2008, compared to $34.0 for the nine months ended September 30, 2007. As a percentage of segment revenues, operating income was 9.6% for 2008 compared to 6.3% for 2007. These increases are principally from the factors mentioned above.

Bookings and Backlog.  New units bookings for the nine months ended September 30, 2008, were $1,013.4, compared to $973.0 for the nine months ended September 30, 2007. The backlog increased to $1,966.0 at September 30, 2008, from $1,456.7 at September 30, 2007. These increases reflect the strength of the markets we serve.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues improved to $693.5 for the nine months ended September 30, 2008, from $604.3 for the nine months ended September 30, 2007, an increase of 14.8%. While both prices and volume improved, this segment was temporarily adversely impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company clients that resulted in lower bookings and reduced sales for the nine months ended September 30, 2007. (See comment below regarding bookings.) Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $280.0 for the nine months ended September 30, 2008, compared to $222.9 for the nine months ended September 30, 2007. Gross profit, as a percentage of segment revenues increased to 40.4% for 2008 compared to 36.9% for 2007, principally from higher revenues. Also, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007 at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through September 30, 2007. We estimate margins related to deferred sales and higher costs associated with the work stoppage reduced our gross profit for the nine months end September 30, 2007 by approximately $11 to $12.

Operating income.  Operating income was $184.6 for the nine months ended September 30, 2008, compared to $143.2 for the nine months ended September 30, 2007. As a percentage of segment revenues, operating income increased to 26.6% for 2008 from 23.7% for 2007, principally from the factors mentioned above.

Bookings and Backlog.  Bookings for the nine months ended September 30, 2008 were $799.1, compared to $608.0 for the nine months ended September 30, 2007. Backlog increased to $419.9 as of September 30, 2008 from $294.1 at September 30, 2007. We believe these increases reflect the strength of the markets we serve and indicate the procurement approval cycle and budget appropriations process for certain of our national oil company clients have returned to more normal processes.

Liquidity and Capital Resources (£ in millions)

Net cash provided by operating activities for the nine months ended September 30, 2008, was $167.0 compared to $187.7 for the nine months end September 30, 2007. The decrease of $20.7 in net cash provided by operating activities was because of higher working capital and other items offset by higher net income. Net cash flow from accounts receivable was $18.5 for 2008, compared to the $77.0 for 2007, as sales in the three months ended September 30, 2008 were $154.6 higher than sales in the three months ended September 30, 2007. Customer advance payments increased $44.2 during the 2008 period, compared to an increase of $72.0 for the 2007 period. Inventories, net of progress payments, increased $52.4 for the 2008 period, compared to an increase of $53.1 for the 2007 period. Total progress payments and customer advance payments were $702.4 at September 30, 2008, compared to $423.6 at September 30, 2007, as a result of our increased backlog and our increased efforts to collect customer payments in line with or ahead of the costs of inventory work-in-process. Net income improved to $120.7 for 2008, from $62.9 for 2007. The curtailment amendment / partial settlement of the retiree medical benefits plan covering our represented employees at our Olean, NY facility was $11.8 in 2008.

Net cash used in investing activities increased to $116.9 for the nine months ended September 30, 2008, compared to $17.9 in the same period for 2007, principally as a result of $89.6, including $4.7 of acquisition costs, for three acquisitions in 2008 compared to $8.1 in 2007.

On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (PBL) in the United Kingdom. The purchase agreement included the potential for additional cash consideration based on Earnings Before Interest, Tax, Depreciation, and Amortization (EBITDA) for PBL’s fiscal year ended November 30, 2008. The earn-out is up to a maximum of £16.3, which would be achieved if the EBITDA for the fiscal year ended November 30, 2008 is at least £6.0. The agreement also includes a potential price adjustment based on the net operating assets and the pension liability at closing. These potential additional consideration and price adjustments have not been resolved as of October 29, 2008.

PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems, and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries.

On August 8, 2008, the Company acquired the assets of Enginuity LLC (“Enginuity”), a private, U.S.-based provider of combustion and catalytic emissions technology solutions, controls and automation, and aftermarket services for reciprocating gas engines used in the gas transmission market. Focused on the North American gas transmission market, Enginuity is the technology solutions leader for reducing gas-fired engine emissions and for engine and compressor controls and monitoring.

On August 29, 2008, the Company acquired all the stock of Arrow Industries, Inc. (“Arrow”). The purchase agreement includes a potential purchase price adjustment based on final working capital at closing. Arrow is a premier provider of foundation and mechanical services for reciprocating engines and compressors used in the North American pipeline industry. Arrow is experienced in implementing and servicing Dresser-Rand and similar OEM equipment.

These 2008 acquisitions are being integrated into our existing new units and aftermarket parts and services operating segments.

On April 5, 2007, the Company acquired the Gimpel business from Tyco Flow Control, a reporting unit of Tyco International, for approximately $8.1 including about $0.1 of acquisition costs. Gimpel products include a line of trip, trip throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications and have been integrated into our steam new unit and aftermarket parts and services businesses.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows (the 2008 allocation is preliminary pending obtaining all necessary information to complete the fair value analysis):

	2008	2007

Accounts receivable, net	$12.2	$—
Inventory, net	33.2	4.6
Prepaid expenses	1.1	—

Total current assets	46.5	4.6

Property, plant and equipment	39.8	0.5
Amortizable intangible assets	33.4	3.0
Goodwill	20.3	—
Other assets	0.2	—

Total assets acquired	140.2	8.1

Accounts payable and accruals	20.2	—
Customer advance payments	26.0	—
Other liabilities	4.4	—

Total liabilities assumed	50.6	—

Cash paid — net of $18.6 cash acquired in 2008	$89.6	$8.1

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of each acquisition have been included in our consolidated financial results since the dates of the acquisition, and were not material to the results of operations for the three months ended September 30, 2008, and the nine months ended September 30, 2008 and 2007.

Net cash used in financing activities was $149.0 for the nine months ended September 30, 2008, principally related to the share repurchase program that commenced in May 2008. Net cash used for financing activities was $141.2 for the nine months ended September 30, 2007, related to accelerated payments on long-term debt.

As of September 30, 2008, we had a cash balance of $103.1 and the ability to borrow $223.9 under our $500.0 restated senior secured revolving credit facility, as $276.1 was used for outstanding letters of credit, bank guarantees, etc. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, acquisitions, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

New accounting standards

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States required an asset or liability to be measured at fair value and a framework for measuring fair value, but does not expand the use of fair value accounting. The adoption had no material effect on our financial statements for the nine months ended September 30, 2008.

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

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of September 30, 2008:

Foreign currency exchange contracts assets	$4.2

Foreign currency exchange contracts liabilities	$4.0

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our Aftermarket Parts and Services revenue;

•	competition in our markets;

•	failure to complete or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	loss of our senior management;

•	our brand name may be confused with others;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	unexpected product claims or regulations;

•	infringement on our intellectual property or our infringement on others’ intellectual property; and

•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Over the past several years through the middle of 2008, the general weakening of the U.S. dollar has improved our overall results as the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. During the third quarter of 2008, that trend reversed and the U.S. dollar strengthened having the effect of reducing our overall results. The net foreign currency (losses) recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $(2.4) for the nine months ended September 30, 2008, compared to a net gain of $6.6 for the nine months ended September 30, 2007.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended, as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2008, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS ($ in millions)

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

Of the litigation pending, two separate tort claims have been brought against the Company and others in 2008, with one brought in the Court of Queens Bench Alberta, Judicial District of Calgary, Canada by Talisman Energy Inc. and others and one brought in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of certain new units and claiming damages in the aggregate of approximately $30 plus pre-judgment interest and costs. While damages are a reasonable possibility, the Company shall vigorously defend these lawsuits, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to these two claims.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement for the facility. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and ended the lockout and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed three unfair labor practice charges against the Company with Region 3 of the National Labor Relations Board (NLRB), containing seventeen allegations. Two charges comprised of fifteen allegations are still pending and under investigation. In June 2008, several of the outstanding unfair labor practices charges were submitted to NLRB’s Division of Advice office in Washington D.C. by Region 3 for guidance on rulings. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

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

ITEM 1A.	RISK FACTORS

  The volatility and disruption of the credit markets may negatively impact us.

We intend to finance our operations and initiatives with existing cash, cash from operations, and borrowing under our credit facility. If adverse national and international economic conditions persist or worsen, the Company may not be able to fully draw upon its credit facility and we may not be able to obtain financing at competitive pricing and terms. Further, while we believe our current liquidity is adequate for our current plans, continued deterioration in the credit markets could adversely affect the ability of our customers to pay us as they have in the past or the ability of our suppliers to meet our needs or do so competitively, which could affect our revenues or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

On April 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock, which was approximately 5 percent of the Company’s outstanding shares. Those purchases were completed during the third quarter 2008. Stock repurchased under this program was made through the open market or in privately negotiated transactions in accordance with all applicable laws, rules, and regulations.

The following table contains information about repurchases of our common stock during the third quarter of 2008:

					Approximate
					Dollar Value
					of Shares
				Total Number	That May Yet
				of Shares	Be Purchased
	Total Number		Average Price	Purchased as Part of	Under the
	of Shares		Paid per	Publicly Announced Plans	Plans or
Period	Purchased		Share	or Programs	Programs

July 2008	2,529,063		$35.36	2,529,063
August 2008	879,091	(1)	37.64	875,926
September 2008	—		—	—

Total	3,408,154		$35.95	3,404,989	$—

(1)	Includes 3,165 shares delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our stock incentive plan.

ITEM 5.	OTHER INFORMATION

On October 28, 2008, the Company adopted amendments to its 2005 Stock Incentive Plan and 2005 Directors Stock Incentive Plan to amend the definition of “Change of Control” as used in such plans to comport with the definition used in the 2008 Stock Incentive Plan.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A filed on July 18, 2005, File No. 333-124963).
Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K filed on November 16, 2007, File No. 001-32586).
Exhibit 10.1	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan dated October 28, 2008.
Exhibit 10.2	Third Amendment to Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan dated October 28, 2008.
Exhibit 31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
Exhibit 32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

/s/ Lonnie A. Arnett
Lonnie A. Arnett
Vice President, Controller and Chief
Accounting Officer

Date: October 30, 2008