Form 10-K
period 2008-12-31
Dresser-Rand Group Inc.
filed 2009-02-23
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32586

DRESSER-RAND GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1780492 (I.R.S. Employer Identification No.)

West8 Tower, Suite 1000
10205 Westheimer Rd.
Houston, Texas 77042
(Address Of Principal Executive Offices)
(713) 354-6100
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $39.10 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,337,549,373.

There were 81,955,897 shares of common stock outstanding on February 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	45

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45
Item 14.	Principal Accounting Fees and Services	45

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	46
EX-10.42: NON-QUALIFIED RETIREMENT PLAN
EX-10.43: NON-EMPLOYEE DIRECTOR FEE DEFERRAL PLAN
EX-10.44: OFFER LETTER TO JERRY WALKER
EX-10.45: OFFER LETTER TO LUCIANO MOZZATTO
EX-10.46: ENGLISH TRANSLATION OF OFFER LETTER TO NICOLETTA GIADROSSI
EX-10.47: LETTER OF ASSIGNMENT
EX-10.48: LETTER OF AGREEMENT
EX-10.49: FORM OF GRANT NOTICE
EX-10.50: FORM OF GRANT NOTICE
EX-10.51: OFFER LETTER
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. Our segments are new units and aftermarket parts and services. Our product and service applications include oil and gas production; high-pressure field injection, gas lift, and enhanced oil recovery; natural gas processing; gas liquefaction; gas transmission and storage; refining; petrochemical production; and general industrial markets such as paper, steel, sugar, distributed power and U.S. Navy. We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (64 sales offices, 33 service centers and 12 manufacturing locations) in 18 U.S. states and 26 countries. Our clients include Royal Dutch Shell, ExxonMobil, BP, StatoilHydro, Chevron, Petrobras, Pemex, PDVSA, Saudi Aramco, ConocoPhillips, Lukoil, Marathon Oil Corporation, Repsol, and Dow Chemical Company.

Our solutions-based service offering combines our industry-leading technology, proprietary worldwide service center network and deep product expertise. This approach drives our growth as we offer integrated service solutions that help our clients maximize returns on their production and processing equipment. We believe our business model and alliance-based approach align us with our clients who are shifting from purchasing isolated units and services on a transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating, and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are either the exclusive or preferred supplier of equipment and aftermarket parts and services to a client. Our alliances enable us to:

•	lower clients’ total cost of ownership and improve equipment performance;

•	lower both our clients’ and our transaction costs;

•	better forecast our future revenues;

•	develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients; and

•	provide access to the entire organization that enhances communications.

The markets in which we operate are large and fragmented. In 2008, we estimated that the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $6 billion and the aftermarket parts and services needs of the installed base of such equipment (both in-house and outsourced) was approximately $10.75 billion. We believe recent adverse economic conditions and the downturn in the oil and gas markets could in the near-term adversely affect new unit sales. However, we believe that in the long-term we are well positioned to benefit from a variety of trends that should continue to drive demand in our industry, including:

•	the increased worldwide demand for oil & gas products resulting from economic growth;

•	the maturation of production fields worldwide, which requires increased use of compression equipment to maintain production levels;

•	the increase in demand for natural gas, which is driving growth in gas production, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•	the increased outsourcing of equipment maintenance and operations.

Business Strategy

In 2008, approximately 91% of our revenues were generated from energy infrastructure and oilfield spending. Additionally, 54.8% of our total combined revenues were generated by our new units segment and 45.2% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream segments of the oil and gas market. However, we are not focused exclusively on the oil & gas market; our presence in the emerging opportunities in the alternative energy and environmental services markets for our type of rotating equipment has continued to grow every year. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these markets.

As we enter 2009, the market for new unit orders has changed as end users, for tactical reasons, feel less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we plan to be prudent about how we manage hiring, spending, and investment. This is not the first downturn that we have experienced. We have been planning our footprint and manufacturing strategy over the past 8 years knowing that our business is cyclical and anticipating a slowing in demand for our products and services.

For example, earlier this decade we took steps to lower our operating costs and breakeven point by completing a number of restructuring programs across the entire company. During the period 2002 to 2004, we consolidated facilities and reduced headcount by more than 20 percent. Since then, revenues more than doubled without adding significant manufacturing capacity. We accomplished this as a result of our business realignment toward the aftermarket parts and services segment, our lean manufacturing initiatives, and our decision to use the supply chain to flex manufacturing capacity to meet rising demand.

Today, a significant amount of our direct labor hours for manufacturing are subcontracted to the supply chain. As a result, in times of slowing demand we expect to keep our factories relatively full and fixed costs fully absorbed, which will help us maintain operating margins much better than in past industry downturns. Specifically, with respect to our long-term business strategy, our intent is as follows:

Increase Sales of Aftermarket Parts and Services to Existing Installed Base.  The substantial portion of the aftermarket parts and services needs of the existing installed base of equipment that we currently do not, or only partially service, represents a significant opportunity for growth. We believe the market has a general preference for aftermarket original equipment manufacturers’ parts and services. We are implementing a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. Through the D-R Avenue project, we have assembled a significant amount of data on both Dresser-Rand’s and our competitors’ installed equipment base. We have developed predictive models that help us identify and be proactive in securing aftermarket parts and services opportunities. We are upgrading our service response by integrating the expertise of our factory-based product engineers with the client-oriented service personnel in the field through our Client Interface and Response System (CIRS). CIRS significantly enhances our ability to rapidly and accurately respond to any technical support or service request from our clients. We are expanding our service center network, which is the largest in the industry. Through our Formula One program, we have instilled a culture of operational and visual excellence. We believe our premium service level will result in continued growth of sales of aftermarket parts and services.

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand Original Equipment Manufacturers’ Equipment.  We believe the aftermarket parts and services market for non-Dresser-Rand equipment represents a significant growth opportunity that we continue to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ products. Additionally, with the largest global network of full-capability service centers and field service support for our class of equipment, we are often in a position to provide quick response to clients and to offer local service. We believe these, along with our world class field service safety performance, are important service differentiators for our clients. By using D-R Avenue, we intend to capitalize on our knowledge, our broad network of service centers, flexible technology and existing relationships with most major industry participants to grow our aftermarket parts and services solutions for non-Dresser-Rand equipment. We are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered.

Grow Alliances.  As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service providers that can help them optimize performance over the entire life cycle of their equipment. We continue to see a high level of interest among our clients in seeking alliances with us, and we have entered into agreements with approximately 50 of our clients. We plan to leverage our market leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing alliances. We currently are the only alliance partner for rotating equipment with Marathon Oil Corporation and Royal Dutch Shell. In addition, we are a preferred, non-exclusive supplier to other alliance partners, including BP, StatoilHydro, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Valero, Praxair, Targa, PDVSA, and Repsol.

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

Introduce New and Innovative Products and Technologies.  We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new product sales and upgrades to the installed base of equipment manufactured by us and other original equipment manufacturers. Many of our products utilize innovative technology that lowers operating costs, improves convenience and increases reliability and performance. Examples of such technology offerings include adapting the DATUM compressor platform for the revamping of other original equipment manufacturers’ equipment, a new design of dry-gas seals and bearings, a new generation of rotating separators and an integrated compression system (ICS). We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which would further open up new markets to us.

Continue to Improve Profitability.  We continually seek to improve our financial and operating performance through cost reductions and productivity improvements. Process efficiencies, cycle time reductions and cost improvements are being driven by greater worldwide collaboration across Dresser-Rand locations. We have Process Innovation teams removing waste using advanced lean manufacturing methodologies such as value stream mapping. A large portion of our finished products comes from purchased materials and we are extending our process innovation and lean methodologies to remove waste from our supply chain. We are focused on continuing to improve our cost position in every area of our business, and we continue to believe there is substantial opportunity to further increase our productivity in the future.

Selectively Pursue Acquisitions.  We intend to continue our disciplined pursuit of acquisition opportunities that fit our business strategy. We will focus on acquisitions within the energy sector that add new products or technologies to our portfolio, provide us with access to new markets or enhance our current product offering or service capabilities. Given our size and the large number of small companies in our industry and related industries, we believe many opportunities for strategic acquisitions remain.

Services and Products

We design, manufacture and market highly engineered rotating equipment and services sold primarily to the worldwide oil, gas, petrochemical and industrial process industries. Our segments are new units and aftermarket parts and services. The following charts show the proportion of our revenue generated by segment, destination and end market for the periods indicated:

Segment and geographic revenues and related financial information for 2008, 2007, and 2006 can be found in Note 20, Segment Information, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines. We also manufacture special-purpose gas turbines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power

Turbo Products
Compressors	up to 500k CFM	✓	✓	✓	✓	✓	✓	✓
Gas Turbines & Power Recovery Turbines	up to 50+ MW	✓	✓	✓	✓	✓	✓	✓
Hot Gas Expanders	up to 1600 °F			✓	✓			✓
Reciprocating Compressors
Process	up to 350k lbs.	✓	✓	✓	✓	✓	✓
Rod Load
Separable	up to 11k HP,	✓	✓	✓
7500 psig
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓

Turbo Products.  We are a leading supplier of turbomachinery for the oil and gas industry worldwide. In 2008, we were one of the leaders in North America new unit turbomachinery bookings. Turbo products sales represented 54.9%, 60.9%, and 62.3% of our total new unit revenues for the fiscal years ended 2008, 2007, and 2006, respectively. Centrifugal compressors utilize turbomachinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery. In addition, centrifugal compression is used to separate the composition of various gases in process applications to extract specific gases. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production.

Our proprietary DATUM product line incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM is a comprehensive line of radial and axial split, modular and scalable construction, for flows to 500,000 cubic feet per minute (CFM), and discharge pressures to over 10,000 pounds per square inch gauge (psig). In some applications, a single DATUM compressor can compress greater flows per frame size than a comparable existing product offering, resulting in the capability to handle the same pressure ratio with less frames. The DATUM product line also offers improved rotor stability characteristics. DATUM compressors are available in 15 frame sizes. In addition to the DATUM centrifugal compressor line, we manufacture a line of axial flow compressors, legacy centrifugal compressors, warm-gas expanders, hot-gas expanders, gas and power turbines refrigeration compressors and control systems.

In addition, we offer a variety of gas turbines ranging in power capacity from approximately 1.5 to 50+ megawatts (MW), which support driver needs for various centrifugal compressor product lines, as well as for power generation applications.

Reciprocating Compressors.  We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines to large slow speed motor driven process reciprocating compressors. In 2008, in new unit reciprocating compressor sales, we were the clear leader in North America, and we continued to rank in the top three in worldwide market share. Reciprocating compressor product sales represented 25.7%, 17.3%, and 20.7% of our total new unit revenues for the fiscal years ended 2008, 2007, and 2006, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications and are better able to handle changes in pressure and flow compared to centrifugal compressors. We offer 11 models of process reciprocating compressors, with power capacity ranging from 5 to 45,000 horsepower, and pressures ranging from vacuum to 60,000 psig. We offer seven models of separable reciprocating compressors, with power ratings to 11,000 horsepower. Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, Liquefied Petroleum Gas, and Natural Gas Liquids), midstream transportation (gas transport, storage and fuel gas) and downstream processing (G-T-L, H2 Production, refining, cool gas, methanol and ethylene, NH3, Nitric Acid, and Urea). Further, we offer control systems for our reciprocating compressors.

Steam Turbines.  We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 19.4%, 21.9%, and 17.0% of our total new unit revenues for the fiscal years ended 2008, 2007, and 2006, respectively. Steam turbines use steam from power plant or process applications and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered multi-stage steam turbines. Our steam turbine models have power capacity ranging from 2 to 75MW and are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, pulp and paper, metals, industrial power production and utilities, sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion.

New Product Development

New product development is an important part of our business. We believe we are an industry leader in introducing new, value-added technology. Our investment in research and development has resulted in numerous technology upgrades focused on aftermarket parts and services growth. We continue to invest in the development of core technologies that include the enhancement of our market leading DATUM compressor efficiency. Commercialization of advanced materials and sealing technology are also being developed to assist our clients as they are faced with challenging new applications in upstream and downstream market segments. In addition, we continue to commercialize technologies that improve efficiency and reduce emissions, including the reduction of fugitive emissions for all product lines. A recent investment was made in Ramgen Power Systems, LLC, which is developing a new compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.

Our product development launches include a new Integrated Compression System (ICS). The ICS uses as a platform high-efficiency DATUM centrifugal compressor technology driven by a high-speed, close-coupled motor, with an integrated gas-liquid separation unit, packaged with process coolers in a single module. It provides a complete compression system that can be applied to all markets — upstream, midstream and downstream. We believe that the ICS is uniquely suited for developing sub-sea applications because the compressor, motor, separation system and gas coolers are contained in the same process module.

We have manufactured and are ready to ship our first VECTRA 30G in the first quarter of 2009 which, combined with the GE-LM2500 gas turbine, is now available to retrofit legacy turbines. The advantage is a modular aero-derivative design with high efficiency and quick change-out that increases operating availability.

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

Our proactive efforts to educate our clients on improved revamp technologies to our DATUM line provides significant growth potential with attractive margins. We have the support systems in place, including our technology platform and service facilities and our cost effective Configurator platform, to prepare accurate proposals that will allow us to take advantage of the growth potential in this market. In addition, we believe our alliance relationships will allow us to create new revamp opportunities.

Aftermarket Parts and Services

We continue to believe that the aftermarket parts and services segment provides us with long-term growth opportunities and a steady stream of recurring revenues and cash flow. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit, which in many cases is as low as five percent of the total life cycle cost of the unit to the client. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

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

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered and require knowledge of their design and performance characteristics to service. We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately two percent of the aftermarket parts and services needs of the equipment base of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher-value added parts and upgrades, and the delivery of sophisticated operating, repair, and overhaul services. Smaller independent companies tend to focus on local markets and have a more basic aftermarket offering.

We believe equipment owners and operators generally prefer to purchase aftermarket parts and services from the original equipment manufacturer of a unit. A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by original equipment manufacturer service providers. We believe the steady demand from our installed base for aftermarket parts and services represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other original equipment manufacturers’ installed base of equipment, developing new technology upgrades and increasing our penetration of higher value-added services to our own installed base.

Because equipment in our industry typically has a multi-decade operational life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, customers place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 33 service centers in 17 countries, employing over 1,500 service center and field service personnel, servicing our own and other original equipment manufacturers’ turbo and reciprocating compressors as well as steam and gas turbines. We believe our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Sales and Marketing

We market our services and products worldwide through our established sales presence in 21 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives. Our sales force is comprised of over 400 direct sales/service personnel and a global network of approximately 140 independent representatives, all of whom sell our products and provide service and aftermarket support to our installed base locally in over 140 countries.

Manufacturing and Engineering Design

Our manufacturing processes generally consist of fabrication, machining, component assembly and testing. Many of our products are designed, manufactured and produced to order and are often built to clients’ specifications for long-life, mission-critical applications. To improve quality and productivity, we have implemented and continue to pursue a variety of manufacturing strategies including focus factories, global manufacturing and integrated supply chain management. With the introduction of the Configurator, we have reduced cycle times of engineering designs by approximately one-third, which we believe to be one of the lowest cycle times in the industry. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as lube oil consoles, gas seal panels, packaging and certain manufacturing whenever the quality, delivery, capacity or costs of such outsourcing provide a value solution. Our manufacturing operations are conducted in 12 locations around the world. We have major manufacturing plants outside the United States in France, Norway, United Kingdom, India, China and Germany.

We strive to manufacture the highest quality products and are committed to improve the quality and efficiency of our products and processes. For example, we have established a full-time worldwide process innovation team of approximately 125 employees who work across our various departments, including engineering, finance, purchasing and others, and who are focused on providing our clients with faster and improved configured solutions, short service response times, improved cycle times and on-time-delivery. The team uses a combination of operational performance and continuous improvement tools from Lean Enterprise, 6 Sigma, Value Engineering/Value Analysis, Total Quality Management, plus other value-creation and change management methodologies. Our aggressive focus on product quality is essential due to the strict performance requirements for our final products. All of our plants are certified in compliance with ISO 9001, with several also holding ISO 14001.

We manufacture many of the components included in our products. The principal raw materials required to manufacture our products are purchased from numerous suppliers, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies, petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include Royal Dutch Shell, ExxonMobil, BP, StatoilHYDRO, Chevron, Petrobras, Pemex, PDVSA, ConocoPhillips, Lukoil, Marathon Oil Corporation, Repsol, and Dow Chemical Company. In 2008, BP totaled 5.0% of total revenues. In 2007, no one client exceeded 5% of total net revenues, and in 2006, Daewoo Ship Building & Marine Engineering Co., Ltd. totaled 5.9% of total net revenues, PDVSA totaled 5.2% and Chevron totaled 5.0%.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. The alliance agreements are generally terminable upon 30 days notice without penalty, and therefore do not assure a long-term business relationship. We have so far entered into approximately 50 alliances, and currently are the only alliance partner for like rotating equipment with exclusive alliances with Marathon Oil Corporation, and Royal Dutch Shell, plc. We also have preferred, non-exclusive supplier alliances with BP, StatoilHydro, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Valero, Praxair, Targa, PDVSA, Repsol and DCP Midstream.

Competition

We encounter competition in all areas of our business, principally in the new unit segment. We compete against products manufactured by competitors worldwide. The principal methods of competition in these markets relate to product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients serve as significant barriers to entry for potential new market entrants. Some of our existing competitors, have greater financial and other resources than we do.

Over the last 20 years, the turbo compressor industry has consolidated from more than 15 to 7 of our larger competitors, the reciprocating compressor industry has consolidated from more than 12 to 6 of our larger competitors and the steam turbine industry has consolidated from more than 18 to 5 of our larger competitors. Our larger competitors in the new unit segment of the turbo compressor industry include GE Oil & Gas/Nuovo Pignone, Siemens, Solar Turbines, Inc., Rolls-Royce Group plc, Elliott Company, Mitsubishi Heavy Industries and MAN Turbo; in the reciprocating compressor industry include GE Oil and Gas/Nuovo Pignone, Burckhardt Compression, Neuman & Esser Group, Ariel Corp., Thomassen and Mitsui & Co., Ltd.; and in the steam turbine industry include Elliott Company, Siemens, General Electric/Nuovo Pignone, Mitsubishi Heavy Industries and Shin Nippon Machinery Co. Ltd.

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

Research and Development

Our research and development expenses were $12.7 million, $12.8 million, and $10.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. It is our policy to make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance and significant cost savings. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2008, we had approximately 6,400 employees worldwide. Of our employees, approximately 66% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and ended the lockout and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed three unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (NLRB), containing seventeen allegations that arose in connection with the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the National Labor Relations Board has made its decision regarding the ULP allegations asserted by the Union. Only one-third of the Union’s claims will proceed to a formal complaint while the remaining claims are expected to be dismissed. The Union may challenge such dismissals through appeal and the Company may defend the claims proceeding to complaint at trial. There has been no finding or determination that the Company violated the law.

The NLRB has affirmed that many of the critical aspects of this negotiation with the IUE-CWA were handled appropriately. Importantly, Region 3 upheld both the Company’s declaration of impasse and its unilateral implementation of its last offer. Absent a successful appeal, if any, by the Union, the Company will continue to operate under a more contemporary and competitive implemented contract offer unless a mutually satisfactory contract is negotiated, and not be required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is being amortized over 36 months beginning January 2008, as the result of such benefits being eliminated.

The claims expected to proceed to complaint include the Company’s handling of the one week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The Company anticipates that any impact arising from them will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

A material collective bargaining agreement will expire at our Wellsville, N.Y. facility in August 2009. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Our operations in the following locations are unionized: Le Havre, France; Peterborough, UK; and Naroda, India. Additionally, approximately 36% of our employees outside of the United States belong to industry or national labor unions. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations with not result in the disruption of our operations.

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

Various federal, state and local laws and regulations impose liability on current or previous real property owners, lessees or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In addition, such laws impose liability for such costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry.

In addition, many of our products and technologies are protected by patents. Except for our company’s name and principal mark “Dresser-Rand,” no single patent, trademark or trade name is material to our business as a whole. We anticipate we will apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our patented technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may also face claims that our products, services, or operations infringe patents or misappropriate other intellectual property rights of others.

With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our proprietary technology is difficult, and the steps we have taken may not prevent unauthorized use of such technology. The disclosure or misappropriation of our trade secrets and other proprietary information could harm our ability to protect our rights and our competitive position.

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

We have adopted a Code of Conduct that applies to all employees, executive officers and directors. The Code of Conduct is posted on our website, www.dresser-rand.com, and is available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o Mark F. Mai, West8 Tower, Suite 1000, 10205 Westheimer Rd. Houston, TX, 77042. Any amendment to the Code of Conduct or any waiver of any provision of the Code of Conduct granted to our principal executive financial officer, principal accounting officer or controller or person performing similar functions will be disclosed on our website at www.dresser-rand.com or in a report on Form 8-K within four business days of such event. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Board or a Committee of the Board authorized to do so.

We submitted the certification of our CEO required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on May 23, 2008, without qualifications.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

The economic recession could adversely affect our business.

Recent economic data indicate that the rate of economic growth in the United States and worldwide has declined significantly from the growth rates experienced in recent years. Prolonged periods of little or no economic growth could decrease demand for oil and gas, which in turn, could result in lower prices for oil and gas. Such decreased demand and lower prices can result in lower demand for our new equipment and therefore could adversely affect our results of operations and cash flows.

The volatility and disruption of the credit markets may negatively impact us.

We intend to finance our operations and initiatives with existing cash, cash from operations, and borrowings under our credit facility, if necessary. If adverse national and international economic conditions persist or worsen, we may not be able to fully draw upon our credit facility and we may not be able to obtain financing at competitive pricing and terms. Further, while we believe our current liquidity is adequate for our current plans, continued deterioration in the credit markets or prolonged tightening of credit availability could adversely affect the ability of our customers to pay us as they have in the past or the ability of our suppliers to meet our needs or do so competitively, which could affect our results of operations, liquidity and cash flows.

Our operating results and cash flows could be harmed because of the current or other industry downturns.

Conditions in the oil and gas industry, which affect approximately 91% of our revenue, are subject to factors beyond our control. The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile commodity prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the aging of the installed base of equipment throughout the industry, gas market growth and the construction of new gas infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate.

Prices of oil and gas have been very volatile over the past year with significant increases until achieving historic highs in July 2008 and a significant decline since that time. These price declines could be reasonably expected to reduce demand for our new units, and to a lesser extent for our aftermarket parts and services, from the levels experienced during 2008 and we expect that the amount of our new unit bookings that we will capture this year as compared to last year will decline. Prolonged periods of reduced client investment in new units could have a material adverse impact on our financial condition, results of operations and cash flows. Any significant downturn in our clients’ markets or in general economic conditions could result in a reduction in demand for our services and products and could harm our business. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock and our senior subordinated notes.

We may not be successful in implementing our business strategy to increase our aftermarket parts and services revenue.

We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately 2% of the aftermarket parts and services needs of the equipment base of other manufacturers. Our future success depends, in part, on our ability to provide aftermarket parts and services to both our own and our competitors’ installed base of equipment and our ability to develop and maintain our alliance relationships. Our ability to implement our business strategy successfully depends on a number of factors, including the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of our clients to outsource their service needs to us, the willingness of our competitors’ clients to outsource their service needs to us, and general economic conditions. We cannot assure you that we will succeed in implementing our strategy.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business, principally in the new units segment. The principal methods of competition in our markets include product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace, our business could be adversely affected. In our aftermarket parts and services segment, we compete with our major competitors, small independent local providers and our clients’ in-house service providers. Other original equipment manufacturers typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business.

We may not be able to integrate our acquisitions successfully, or achieve the expected benefits from, any future acquisitions, which could adversely affect our growth.

We have at times used acquisitions as a means of expanding our business and expect that we will continue to do so. If we do not successfully integrate our acquisitions, we may not realize expected operating advantages and synergies. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies involve a number of risks, including:

•	use of available cash, new borrowings or borrowings under our restated senior secured credit facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration into our existing systems;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse effects on our operating results.

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost reductions and other benefits that we would hope to achieve from acquisitions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. For the year ended December 31, 2008, 41% of our net revenue was derived from North America, 25% from Europe, 11% from the Middle East and Africa, 12% from Asia Pacific and 11% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls which impact our ability to convert currencies;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations governed by non-U.S. law;

•	unexpected transportation delays or interruptions;

•	unexpected changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations or expropriation.

Some of the international markets in which we operate are politically unstable and are subject to occasional civil and communal unrest, such as Western Africa. Riots, strikes, the outbreak of war or terrorist attacks in locations where we have operations or commercial interests, could also adversely affect our business.

From time to time, certain of our foreign subsidiaries operate in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and the United Nations. Those foreign subsidiaries sell compressors, turbines and related parts, accessories and services to customers including enterprises controlled by government agencies of these countries in the oil, gas, petrochemical and power production industries. The Company’s foreign subsidiaries’ aggregate 2008 sales into countries that were subject to pending sanctions and embargos were less than two percent (2%) of the Company’s total sales. Although not material in magnitude, certain investors may view even our limited business in these restricted countries adversely. This could have an adverse impact on the price of our common stock and our senior subordinated notes. These sanctions and embargoes do not generally prohibit those subsidiaries from transacting business in such countries, however, they can prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities.

In addition, some of these countries are or previously have been identified by the State Department as terrorist-sponsoring states. Because certain of our foreign subsidiaries have contact with and transact business in such countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our common stock and our senior subordinated notes. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the prices of our common stock and our senior subordinated notes.

We operate in some countries in which the risk of bribery is recognized. We have clear policies addressing the Company’s prohibition against illegal payments and have a comprehensive training and certification of compliance program. However, a risk remains despite our efforts. In such circumstances, we could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions.

Fluctuations in the value of the U.S. dollar and other currencies and the volatility of exchange rates may adversely affect our financial condition and results of operations.

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including our senior subordinated notes and the U.S. dollar-denominated borrowings under our restated senior secured credit facility. Significant fluctuations between currencies may also adversely affect our customers and suppliers.

In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, the economic and political situation in Venezuela is subject to change. The Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolívares into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. The Venezuelan government has also devalued the bolivar a number of times, with the last devaluation in 2005. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolívar receivable balances and bolívar cash balances. To the extent that exchange controls continue in place and the value of the bolívar is reduced further, our financial condition and results of operations could have a material adverse effect on our business.

Included in our cash balance of $147.1 million reported at the end of 2008 was $32.7 million denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in the market. Due to the government restrictions on transfers of cash out of the country and control of exchange rates, we can not immediately repatriate the cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on our Consolidated Balance Sheet. We have applied to convert bolivars in order to transfer approximately $23.6 of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals. Separately, we believe we could immediately repatriate the cash from Venezuela, but would only currently be able to do so at an effective exchange rate that would be about 60% less favorable than the official rate. This would result in us having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on our Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in our Consolidated Income Statement.

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

If we lose our senior management or key personnel, our business may be materially and adversely affected.

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified key personnel. In addition, there is significant demand in our industry for qualified engineers, mechanics and other skilled workers. Several members of our management received a significant amount of the net proceeds from the initial public offering and secondary offerings of our common stock by D-R Interholding, LLC, an affiliate of First Reserve Corporation, and have the financial ability to retire. We cannot assure you that we will be able to retain all of our current senior management personnel and to attract and retain other necessary personnel, including qualified mechanics, engineers and other skilled workers, necessary for the development of our business. The loss of the services of senior management and other key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

Environmental compliance costs and liabilities and responses to concerns regarding climate change could affect our financial condition, results of operations and cash flows adversely.

Our operations and properties are subject to stringent U.S. and foreign, federal, state and local laws and regulations relating to environmental protection, including laws and regulations governing the investigation and clean up of contaminated properties as well as air emissions, water discharges, waste management and disposal and workplace health and safety. Such laws and regulations affect a significant percentage of our operations, are continually changing, are generally different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial clean-up costs for our properties (many of which are sites of long-standing manufacturing operations) and the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all jurisdictions as these requirements change.

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

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including the clean-up and investigation of some of our properties as well as offsite disposal locations. In addition, although we believe our operations are in compliance with environmental laws and regulations and that we are indemnified by Ingersoll Rand for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters, or the refusal and/or inability of Ingersoll Rand to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

We also expect that scientific examination of and political attention to issues surrounding the existence and extent of climate change will continue. A variety of regulatory developments, both domestic and international, have been introduced that are focused on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. These developments and further legislation that is likely to be enacted could affect our operations both positively and negatively. Changes in environmental regulations could adversely affect the demand for or suitability of our products. However, the company also makes products that could be used to facilitate projects designed for environmental stewardship, such as compressors used to capture carbon dioxide to decrease greenhouse gas emissions into the environment or compressors used to compress air for efficient energy storage.

Failure to maintain a safety performance that is acceptable to our clients could result in the loss of future business.

Our U.S. clients are heavily regulated by the Occupational Safety & Health Administration concerning workplace safety and health. Our clients have very high expectations regarding safety and health issues and require us to maintain safety performance records for our worldwide operations, field services, repair centers, sales and manufacturing plant units. Our clients often insist that our safety performance equal or exceed their safety performance requirements. We estimate that over 90% of our clients have safety performance criteria for their suppliers in order to be qualified for their “approved suppliers” list. If we fail to meet a client’s safety performance requirements, we may be removed from that client’s approved suppliers database and precluded from bidding on future business opportunities with that client.

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

As of December 31, 2008, we had approximately 6,400 employees worldwide. Of our employees, approximately 66% are located in the United States. Approximately 35% of our employees in the United States are covered by collective bargaining agreements. Our union represented Painted Post facility employees are operating under the terms of the Company’s last contract offer, which was implemented by the Company on November 29, 2007. While the parties continue to negotiate in good faith for a mutually agreed upon successor collective bargaining agreement, that effort has not yet been successful, and thus the Company and the union retain their respective rights to lockout/strike. A collective bargaining agreement will expire at our Wellsville, N.Y. facility in August 2009. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Our operations in the following locations are unionized: Le Havre, France; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Additionally, approximately 36% of our employees outside of the United States belong to industry or national labor unions. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We may be faced with product claims or adverse consequences of regulations as a result of the hazardous applications in which our products are used.

Because some of our products are used in systems that handle toxic or hazardous substances, a failure or alleged failure of certain of our products have resulted in, and in the future could result in, claims against our company for product liability, including property damage, personal injury damage and consequential damages. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Furthermore, a claim could be made for the adverse consequences of environmental contamination under various regulations. Such claims could have an adverse affect on our operations and cash flow.

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

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition or results of operations. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products and require us to redesign or, in the case of trademark claims, rename our products, any of which could have a material and adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected if we encounter difficulties as we implement an Oracle based information management system.

We are in the process of implementing an Oracle based information management system across our worldwide operations. We have implemented the system in part at our LeHavre, Burlington and Bielefeld facilities and expect to start implementation in the rest of our North American manufacturing facilities. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production or our other operations. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

We require a significant amount of cash to operate our business and to service our indebtedness. Our ability to generate cash and access capital on reasonable terms and conditions depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash and to access capital. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our restated senior secured credit facility or otherwise in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We might be unable to access the full amount of borrowings available under our restated senior secured credit facility, which depends in part on the financial condition of the financial institutions participating in our credit facility. We might be unable to refinance any of our debt, including our restated senior secured credit facility or our senior subordinated notes, on commercially reasonable terms.

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

These covenants could have a material adverse affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior subordinated notes and/or the restated senior secured credit facility. If there were an event of default under the indenture governing our senior subordinated notes and/or the restated senior secured credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our restated senior secured credit facility when it becomes due, the lenders under the restated senior secured credit facility could proceed against the assets and capital stock which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

Our pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial experience and changes in government laws and regulations. If the market value of securities held by the plan trusts declines further, our pension expense would increase and, as a result, could adversely affect our financial results. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligation under such plans. Such factors and the statutory funding requirements of various countries in which we sponsor pension plans may legally require us to make contributions to our pension plans in the future, and those contributions could be material. In addition, if local authorities increase the minimum funding requirements for our pension plans, we could be required to contribute more funds, which would negatively affect our cash flow.

Other Risks Relating to Us

We have reported material weaknesses in our internal controls over financial reporting in prior years.

We reported material weaknesses in internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2006. Those material weaknesses were remediated as of December 31, 2007. A description of the material weaknesses is included in Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2006.

While the remedial measures we have taken were effective in sustaining the remediation of all previously identified material weaknesses in our internal control over financial reporting, deficiencies might arise in the future that could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, should we subsequently encounter weaknesses in our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. The price of our stock and that of companies that management believes are peers has declined substantially since September 2008. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our publicly traded securities in spite of our operating performance. In addition, our operating results could be below the expectations of securities analysts and investors, and in response, the market price of our securities could decrease significantly. Among other factors that could affect the price of our securities are:

•	actual or anticipated variations in operating results;

•	changes in opinions and earnings and other financial estimates by securities analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions, depressions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, new products and technologies, or other strategic initiatives.

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

Our corporate headquarters is located in Houston, Texas. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2008.

		Approx.
Location	Status	Square Feet	Type

Painted Post, New York	Owned/Leased	840,000	Manufacturing and services
Olean, New York	Owned/Leased	970,000	Manufacturing and services
Wellsville, New York	Owned/Leased	380,000	Manufacturing and services
Burlington, Iowa	Owned	215,000	Manufacturing and services
Campinas, Brazil	Owned	36,870	Services
Kongsberg, Norway	Leased	104,000	Manufacturing and services
Le Havre, France	Owned/Leased	829,700	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Oberhausen, Germany	Owned	75,000	Manufacturing and services
Bielefeld, Germany	Owned	31,000	Manufacturing and services
Houston, Texas	Owned	109,800	Manufacturing and services
Houston, Texas	Owned/Leased	173,000	Warehouse and offices
Shanghai, China	Leased	92,493	Manufacturing and services
Peterborough, United Kingdom	Owned/Leased	172,000	Manufacturing and services

ITEM 3.	LEGAL PROCEEDINGS ($ in millions)

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. In one case being indemnified by Ingersoll Rand, the claimant is seeking damages of approximately $50.0, most of which were consequential damages that the Company contends were disclaimed. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

Of the litigation pending, two separate tort claims have been brought against the Company and others in 2008, with one brought in the Court of Queens Bench Alberta, Judicial District of Calgary, Canada by Talisman Energy Inc. and others and one brought in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of certain new units and claiming damages in the aggregate of approximately $30.0 plus pre-judgment interest and costs, although the evidence currently does not support damage claims in excess of $16.0. While damages are a possibility, the Company shall vigorously defend these lawsuits, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to these two claims.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and ended the lockout and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed three unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (NLRB), containing seventeen allegations that arose in connection with the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the National Labor Relations Board has made its decision regarding the ULP allegations asserted by the Union. Only one-third of the Union’s claims will proceed to a formal complaint while the remaining claims are expected to be dismissed. The Union may challenge such dismissals through appeal and the Company may defend the claims proceeding to complaint at trial. There has been no finding or determination that the Company violated the law.

The NLRB has affirmed that many of the critical aspects of this negotiation with the IUE-CWA were handled appropriately. Importantly, Region 3 upheld both the Company’s declaration of impasse and its unilateral implementation of its last offer. Absent a successful appeal, if any, by the Union, the Company will continue to operate under a more contemporary and competitive implemented contract offer unless a mutually satisfactory contract is negotiated, and not be required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is being amortized over 36 months beginning January 2008, as the result of such benefits being eliminated.

The claims expected to proceed to complaint include the Company’s handling of the one week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The Company anticipates that any impact arising from them will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

	High	Low

2008
Quarter ended March 31, 2008	$40.74	$27.47
Quarter ended June 30, 2008	$41.76	$30.49
Quarter ended September 30, 2008	$40.56	$30.23
Quarter ended December 31, 2008	$30.11	$12.74
2007
Quarter ended March 31, 2007	$31.25	$22.20
Quarter ended June 30, 2007	$40.28	$29.77
Quarter ended September 30, 2007	$43.50	$31.00
Quarter ended December 31, 2007	$43.99	$34.33

As of January 31, 2009, there were 20 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 42,364 as of January 31, 2009.

We do not currently have plans to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and acquisitions. At December 31, 2008, the amount available to us to pay cash dividends under the more restrictive covenants of our restated senior secured credit facility and our indenture governing the senior subordinated notes is limited to 5% of the proceeds from any public offering of stock since October 29, 2004. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2008:

Approximate
Dollar Value
of Shares
				Total Number	That May Yet
				of Shares	Be Purchased
	Total Number		Average Price	Purchased as Part of	Under the
	of Shares		Paid per	Publicly Announced Plans	Plans or
Period	Purchased		Share	or Programs	Programs

October 2008	—		—	—	—
November 2008	8,628	(1)	$15.18	—	—
December 2008	—		—	—	—

Total	8,628			—	—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2005 Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total shareholder return with a general market index (the S&P 500) and the PHLX Oil Service Sector Index (OSX) of 15 companies in the oil service sector. The selected indices are accessible to our shareholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dresser-Rand Group Inc., the S&P 500 and the PHLX Oil Service Sector Index at the close of trading on August 5, 2005, and also assumes the reinvestment of all dividends.

Comparison of Cumulative Total Return

		INDEXED RETURNS
	Base	Years Ending
	Period
Company/Index	8/5/05	12/30/05	12/29/06	12/31/07	12/31/08
Dresser-Rand Group Inc.	$100	$106	$107	$171	$76

S&P 500 Index	100	103	119	125	79

PHLX Oil Service Sector Index	100	110	121	182	73

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filing and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA ($ in millions, except per share amounts)

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

	Successor					Predecessor
					Period from	Period from
					October 30	January 1
					through	through
	Year Ended December 31,				December 31,	October 29,
	2008	2007	2006	2005	2004	2004
Statement of Income Data:
Net sales, third parties	$2,194.7	$1,665.0	$1,501.5	$1,206.9	$199.9	$712.5
Net sales to affiliates	—	—	—	—	—	1.8
Other operating revenue	—	—	—	1.3	—	1.2

Total revenues	2,194.7	1,665.0	1,501.5	1,208.2	199.9	715.5
Cost of sales	1,576.1	1,216.1	1,097.8	921.0	149.6	538.0

Gross profit	618.6	448.9	403.7	287.2	50.3	177.5
Selling and administrative expenses(1)	273.8	239.0	228.8	164.0	21.5	122.7
Research and development expenses	12.7	12.8	10.4	7.1	1.0	5.7
Curtailment amendment/partial settlement(2)	(5.4)	—	(11.8)	—	—	—
Write-off of purchased in-process research and development assets	—	—	—	—	1.8	—

Income from operations	337.5	197.1	176.3	116.1	26.0	49.1
Interest (expense) income, net	(29.4)	(36.8)	(47.9)	(57.0)	(9.7)	3.2
Early redemption premium on debt	—	—	—	(3.7)	—	—
Other (expense) income, net	(6.8)	7.3	8.9	(2.8)	(1.8)	1.9

Income before income taxes	301.3	167.6	137.3	52.6	14.5	54.2
Provision for income taxes(3)	103.6	60.9	58.5	15.5	7.3	12.0

Net income	$197.7	$106.7	$78.8	$37.1	$7.2	$42.2

Net income per share- basic and diluted(4)	$2.36	$1.25	$0.92	$0.56	$0.13
Cash flow data:
Cash flows provided by operating activities	$234.8	$216.0	$164.1	$212.4	$17.4	$57.7
Cash flows used in investing activities	(136.3)	(26.0)	(19.5)	(59.5)	(1,126.9)	(4.9)
Cash flows (used in) provided by financing activities	(148.6)	(140.8)	(100.1)	(160.1)	1,217.6	(52.0)

	Successor
	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$147.1	$206.2	$146.8	$98.0	$111.5
Total assets	2,052.2	1,950.9	1,771.3	1,657.9	1,751.1
Debt:
Current portion of debt	0.2	0.2	0.1	0.1	6.7
Long-term debt, net of current maturities	370.1	370.3	505.6	598.1	816.7
Total debt	370.3	370.5	505.7	598.2	823.4
Stockholders’ equity	760.2	805.2	631.9	514.7	452.9

(1)	2006 amount includes stock-based compensation expense — exit units of $23.6.

(2)	See Note 12, Post-retirement Benefits other than Pensions, in the Notes to Consolidated Financial Statements.

(3)	The Successor is organized as a corporation while the Predecessor was organized in the United States as a partnership. The information presented does not give effect to the income taxes the Predecessor would have been required to recognize if it were organized as a corporation. Pro forma tax expense for the year ended December 31, 2004, was $16.0. Pro forma tax expense reflects income tax expense that would have been required to be recorded as a tax expense if organized as a corporation during these periods and also includes other pro forma adjustments related to the acquisition of Dresser-Rand Company by affiliates of First Reserve on October 29, 2004.

(4)	Historical basic and diluted earnings per share data have not been presented for the Predecessor because the Predecessor did not operate as a separate legal entity from Ingersoll Rand.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions, except per share amounts)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	the economic recession and the volatility and disruption of the credit markets;

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	our inability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-K.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. Further discussion of these and other risk considerations is provided in Item 1A, Risk Factors, in this form 10K.

Overview

We are among the largest global suppliers of rotating equipment solutions to the worldwide oil, gas, petrochemical and industrial process industries. Our services and products are used for a wide range of applications, including oil and gas production, refinery processes, natural gas processing, pipelines, petrochemical production, high-pressure field injection and enhanced oil recovery. We also serve general industrial markets including paper, steel, sugar, and distributed power and government markets. In addition, see Item 1, Business, in this Form 10-K for a description of the markets we serve.

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (64 sales offices, 33 service centers and 12 major manufacturing locations) in 18 U.S. states and 26 countries. For the year ended December 31, 2008, our revenue by geographic region consisted of North America 41%, Europe 25%, Asia Pacific 12%, Middle East and Africa 11% and Latin America 11%. Our total combined revenues by geographic region for the year ended December 31, 2007, consisted of North America 42%, Europe 18%, Asia Pacific 12%, Middle East and Africa 15% and Latin America 13%.

Corporate History

Dresser-Rand has been serving the energy markets since 1840. For nearly 170 years, the Company has been able to build on the legacy of innovation and technology from 18 companies that include many of the most respected names in the industry — Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Nadrowski, Coppus, Murray, Gimpel, Peter Brotherhood, Arrow Industries, and Enginuity. During that time, we have amassed the largest installed base of equipment in our class that would be very difficult for competitors to replicate.

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

On August 25, 2004, Dresser-Rand Holdings, LLC, an affiliate of First Reserve, entered into an equity purchase agreement with Ingersoll Rand (the “Acquisition”) to purchase all of the equity interests in the Dresser-Rand Entities for $1,130. The Acquisition closed on October 29, 2004. In October 2004, Dresser-Rand Group Inc. a Delaware corporation was formed.

On August 4, 2005, Dresser-Rand Group, Inc., completed its initial public offering of common stock at $21.00 per share. The common stock trades on the New York Stock Exchange under the symbol “DRC.” During 2006 and 2007, there were three secondary sales of the Company’s stock by D-R Interholding, LLC, an affiliate of First Reserve Corporation.

Basis of Presentation

The information presented in Item 6. Selected Financial Data is labeled as “Predecessor” for the period prior to the Acquisition and is labeled as “Successor” for the periods subsequent to the Acquisition and was developed from audited financial statements.

The Successor consolidated financial statements include the accounts of all controlled subsidiaries and include fair value adjustments as required by the purchase method of accounting to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these fair value adjustments had to cost of sales, depreciation and amortization expenses.

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

Effects of Currency Fluctuations

We conduct operations in over 140 countries. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a large purchase or a large sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs are denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in hedging strategies going forward, but have not attempted to qualify for hedge accounting treatment during 2008, 2007 or 2006. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and results of operations.

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

Other (Expense) Income

Other (expense) income includes those items that are non-operating in nature. Examples of items reported as other (expense) income are equity in earnings of certain 50% or less owned affiliates, casualty losses, certain government grants and the impact of currency exchange fluctuations.

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

Income Taxes

For the Predecessor period presented, certain of the Dresser-Rand Entities were accounted for as a partnership and were not required to provide for income taxes, since all partnership income and losses were allocated to the partners for inclusion in their respective financial statements. In connection with the Transactions, the assets of the former partnership are now subject to corporate income taxes. For income tax purposes, the former partnership assets have been recorded at, and will be depreciated based upon their fair value at the time of the Transaction instead of their historical amount. On October 29, 2004, our business became subject to income tax, which has impacted our results of operations for all successor periods presented in Item 6, Selected Financial Data.

For the Predecessor periods presented and prior to the Transactions, certain of our operations were subject to U.S. or foreign income taxes. After the Transactions, all of our operations are subject to U.S. or foreign income taxes. In preparing our financial statements, we have determined the tax provision of those operations on a separate company basis.

Bookings and Backlog

New Units

Bookings represent firm orders placed for specific scope of supply during the period, whether or not filled. The elapsed time from booking to completion of performance is currently averaging 15 months (longer for less frequent major projects). The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of authorization which management has determined are likely to be performed. Although backlog represents business that is considered firm, cancellations or scope adjustments may occur. In certain cases, cancellation of a contract provides us with the opportunity to bill for certain incurred costs and penalties.

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

Results of Operations

Year ended December 31, 2008, compared to the year ended December 31, 2007

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007

Statement of Operations Data:
Total revenues	$2,194.7	100.0%	$1,665.0	100.0%
Cost of sales	1,576.1	71.8	1,216.1	73.0

Gross profit	618.6	28.2	448.9	27.0
Selling and administrative expenses	273.8	12.5	239.0	14.4
Research and development expenses	12.7	0.6	12.8	0.8
Curtailment amendment/partial settlement	(5.4)	(0.2)	—	—

Operating income	337.5	15.3	197.1	11.8
Interest expense, net	(29.4)	(1.3)	(36.8)	(2.2)
Other (expense) income, net	(6.8)	(0.3)	7.3	0.4

Income before income taxes	301.3	13.7	167.6	10.1
Provision for income taxes	103.6	4.7	60.9	3.7

Net income	$197.7	9.0%	$106.7	6.4%

Bookings	$2,523.3		$2,194.7

Backlog — end of period	$2,251.5		$1,859.3

Total revenues.  During the first half of 2008, the energy market was very robust as the worldwide demand for and price of oil and gas was strong, which in turn caused very strong market conditions for our products and services. The decline in the oil and gas prices over the latter half of 2008 did not have a negative impact on 2008 revenues because of significant backlog, continued bookings of legacy projects, and long lead times in our new unit segment. In addition, our aftermarket parts and services segment provides us with a steady stream of recurring revenues. Total revenues were $2,194.7 for the year ended December 31, 2008, compared to $1,665.0 for the year ended December 31, 2007. This is a $529.7, or 31.8% increase. The highly engineered nature of our worldwide products and services does not lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume increased significantly during 2008 as we continued to expand in global markets. The New Units segment increased as a percentage of revenues while the Aftermarket parts and services segment decreased.

Cost of sales.  Cost of sales was $1,576.1 for the year ended December 31, 2008, compared to $1,216.1 for the year ended December 31, 2007. As a percentage of revenues, cost of sales decreased to 71.8% for 2008 compared to 73.0% for 2007. The decrease in cost of sales as a percentage of revenue was primarily due to the effects of the work stoppage at our Painted Post facility in 2007 as discussed below.

Gross profit.  Gross profit was $618.6, or 28.2% of revenues for the year ended December 31, 2008, compared to $448.9, or 27.0% of revenues for the year ended December 31, 2007. We experienced increased margins due to a variety of factors including higher revenue and a more favorable mix. In addition, 2007 was negatively impacted because the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007, when we declared impasse. At that time, we implemented our last contract offer and the employees agreed to return to work. We estimate the work stoppage and related preparation costs reduced our gross profit for the year ended December 31, 2007, by approximately $34.

Selling and administrative expenses.  Selling and administrative expenses were $273.8 for the year ended December 31, 2008, compared to $239.0 for the year ended December 31, 2007. Selling and administrative expenses were 12.5% as a percentage of revenues for the year ended December 31, 2008, compared to 14.4% for 2007. The dollar increase in selling and administrative expenses reflects additional costs to support higher sales activity in 2008.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2008 were $12.7, compared to $12.8 for the year ended December 31, 2007. Research and development expenses have remained consistent with 2007 and our planned spending.

Curtailment amendment/partial settlement.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling, for all eligible employees, $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the first quarter 2008 statement of income, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under the accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the second quarter 2008 statement of income. The net gain related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008. As a result of this and other prior amendments, cost of sales in 2008 includes a credit related to our pension and post retirement benefits of $6.8 compared to expense of $6.8 in 2007. Additionally, we have not recognized deferred actuarial losses of $82.3 in 2008 or deferred actuarial gains of $39.3 in 2007 in our statement of income. In accordance with SFAS No. 158, these deferred actuarial gains and losses have been recorded in accumulated other comprehensive income (loss).

Operating income.  Operating income was $337.5 for the year ended December 31, 2008, compared to $197.1 for the year ended December 31, 2007. The $140.4 increase was attributed to higher gross profit partially offset by increased selling and administration expense and the curtailment amendment/partial settlement as discussed above. As a percentage of revenues, operating income was 15.3% for 2008 compared to 11.8% for 2007.

Interest expense, net.  Interest expense, net was $29.4 for the year ended December 31, 2008, compared to $36.8 for the year ended December 31, 2007. Interest expense, net for 2007 included $6.9 in amortization of deferred financing costs, of which $3.7 was non-recurring accelerated amortization due to an early payment of $137.2 in long-term debt in 2007 and amending and restating our senior secured credit facility. The early payment resulted in a net decrease in interest of $1.9 from 2007 to 2008. Non-recurring interest related to the Maersk litigation totaling $2.2 as described in Note 15 to the Notes to Consolidated Financial Statements is also included in the amounts for 2007.

Other (expense) income, net.  Other expense, net was $6.8 for the year ended December 31, 2008, compared to other income, net of $7.3 for the year ended December 31, 2007. Net currency losses were $6.5 in 2008 and net currency gains were $5.5 in 2007. The 2007 results also included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility.

Provision for income taxes.  Provision for income taxes was $103.6 for the year ended December 31, 2008, and $60.9 for the year ended December 31, 2007. The effective tax rate for 2008 was 34.4% compared to 36.3% for 2007. The 2008 rate is slightly lower than the 35% U.S. statutory rate principally because of lower tax rates in certain foreign tax jurisdictions and United States manufacturing and export deductions, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that, more likely than not, will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized.

Bookings and Backlog.  Bookings for the year ended December 31, 2008, increased to $2,523.3 from $2,194.7 for the year ended December 31, 2007. The backlog increased to $2,251.5 at December 31, 2008, from $1,859.3 at December 31, 2007. These increases were principally in the New Units segment. This increase reflects the strength of the markets during most of 2008.

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

Unallocable amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocable expenses include corporate expenses, research and development expenses, and curtailment amendment amortization.

Segment Analysis — year ended December 31, 2008, compared to year ended December 31, 2007

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007

Statement of Segment Data:
Revenues
New units	$1,202.7	54.8%	$813.5	48.9%
Aftermarket parts and services	992.0	45.2%	851.5	51.1%

Total revenues	$2,194.7	100.0%	$1,665.0	100.0%

Gross profit
New units	$217.2		$127.2
Aftermarket parts and services	401.4		321.7

Total gross profit	$618.6		$448.9

Operating income
New units	$131.9		$56.4
Aftermarket parts and services	276.7		213.8
Unallocated corporate expenses	(71.1)		(73.1)

Total operating income	$337.5		$197.1

Bookings
New units	$1,429.3		$1,321.5
Aftermarket parts and services	1,094.0		873.2

Total bookings	$2,523.3		$2,194.7

Backlog — end of period
New units	$1,830.5		$1,543.0
Aftermarket parts and services	421.0		316.3

Total backlog	$2,251.5		$1,859.3

New Units

Revenues.  Revenues for this segment were $1,202.7 for the year ended December 31, 2008, compared to $813.5 for the year ended December 31, 2007. The $389.2, or 47.8% increase was attributable principally to continuing strong energy markets during most of 2008.

Gross profit.  Gross profit was $217.2 for the year ended December 31, 2008, compared to $127.2 for the year ended December 31, 2007. Gross profit, as a percentage of segment revenues, was 18.1% for 2008 compared to 15.6% for 2007. These increases were primarily attributable to lower margins in 2007. In 2007, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007, by approximately $14 to $15.

Operating income.  Operating income was $131.9 for the year ended December 31, 2008, compared to $56.4 for the year ended December 31, 2007. As a percentage of segment revenues, operating income was 11.0% for 2008 compared to 6.9% for 2007. Both increases were due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2008, increased to $1,429.3, compared to $1,321.5 for the year ended December 31, 2007. Backlog increased to $1,830.5 at December 31, 2008, from $1,543.0 at December 31, 2007. These increases were primarily due to continued strength in the energy markets during most of 2008.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $992.0 for the year ended December 31, 2008, compared to $851.5 for the year ended December 31, 2007. This segment was adversely impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers during 2007. The increase in revenues in 2008 reflected an improvement in these circumstances.

Gross profit.  Gross profit was $401.4 for the year ended December 31, 2008, compared to $321.7 for the year ended December 31, 2007. Gross profit, as a percentage of segment revenues was 40.5% for 2008 compared to 37.8% for 2007. These changes were attributed to a variety of factors including higher revenues and a more favorable mix. In addition, 2007 was negatively impacted because the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007 by approximately $19 to $20.

Operating income.  Operating income was $276.7 for the year ended December 31, 2008, compared to $213.8 for the year ended December 31, 2007. As a percentage of segment revenues, operating income was 27.9% for 2008 compared to 25.1% for 2007. The increase in the dollar amount and increase in percent of sales were due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2008, were $1,094.0, compared to $873.2 for the year ended December 31, 2007. Backlog increased to $421.0 at December 31, 2008 from $316.3 at December 31, 2007. Aftermarket parts and services were adversely impacted in 2007, by changes in the procurement process approval cycle and a delay in the budget appropriations for certain national oil company customers. Bookings in 2008 reflect an improvement in this situation.

Year ended December 31, 2007 compared to the year ended December 31, 2006

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

Total revenues.  Throughout 2007 the energy market was very robust as the worldwide demand for and price of oil and gas was strong, which in turn caused very strong market conditions for our products and services. Total revenues were $1,665.0 for the year ended December 31, 2007, compared to $1,501.5 for the year ended December 31, 2006. This is a $163.5, or 10.9% increase. The highly engineered nature of our worldwide products and services does not lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume increased significantly during 2007. The aftermarket parts and services segment increased as a percentage of revenues while the New Unit segment decreased.

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

Gross profit.  Gross profit was $448.9, or 27.0% of revenues for the year ended December 31, 2007, compared to $403.7, or 26.9% of revenues for the year ended December 31, 2006. In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007, when we declared impasse. At that time, we implemented our last contract offer and the employees agreed to return to work. We estimate the work stoppage and related preparation costs reduced our gross profit for the year ended December 31, 2007 by approximately $34.

Selling and administrative expenses.  Selling and administrative expenses were $239.0 for the year ended December 31, 2007, compared to $228.8 for the year ended December 31, 2006. However, 2006 included stock based compensation — exit unit expense of $23.6, as discussed below. The net increase of $10.2 is attributable to higher expense to support the increased volume of business partially offset by the absence of any stock based compensation — exit units in 2007. Selling and administrative expenses were 14.4% as a percentage of revenues for the year ended December 31, 2007, compared to 15.2% for 2006. 2006 included 1.6% applicable to stock based compensation — exit units.

Stock based compensation — exit units.  On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permitted the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who owned common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the then most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permitted them to share in appreciation in the value of the Company’s shares.

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

During 2006, Holdings sold shares of the Company common stock that it owned for net proceeds to Holdings of approximately $1,000. As a result, all five tranches of exit units vested and the Company recorded non-cash compensation expense equal to the total fair value at the grant date of the exit units of $23.6 during 2006. This expense did not require the use of any Company cash or the issuance of any Company stock.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2007, were $12.8, compared to $10.4 for the year ended December 31, 2006. The $2.4 increase was from additional engineering staff hired to support the desired growth in research and development spending.

Curtailment amendment.  On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility. That new agreement eliminated future retiree health benefits for active represented employees covered by the agreement who did not meet certain criteria on January 1, 2006. The resulting $11.8 curtailment amendment reduction in accumulated benefit obligation was amortized over the period to full eligibility for those remaining plan participants who were not fully eligible on that date which was less than one year and all within 2006.

Operating income.  Operating income was $197.1 for the year ended December 31, 2007, compared to $176.3 for the year ended December 31, 2006. The $20.8 increase was attributed to higher gross profit partially offset by increased

Selling and Administrative expense and the absence of a curtailment amendment amortization as discussed above. As a percentage of revenues, operating income was 11.8% for 2007 compared to 11.7% for 2006.

Interest expense, net.  Interest expense, net was $36.8 for the year ended December 31, 2007, compared to $47.9 for the year ended December 31, 2006. This reduction results from our reducing long-term debt since December 31, 2006. Interest expense, net for 2007 included $6.9 in amortization of deferred financing costs, of which $3.7 was accelerated amortization due to an early payment of $137.2 in long-term debt in the period and amending and restating our senior secured credit facility. Interest related to the Maersk litigation totaling $2.2 as described in Note 15 to the Notes to Consolidated Financial Statements is also included in the amounts for 2007. Amortization of deferred financing costs for 2006 was $5.7, including $2.0 from accelerated amortization for early payment of debt.

Other income (expense), net.  Other income, net was $7.3 for the year ended December 31, 2007, compared to other income, net of $8.9 for the year ended December 31, 2006. Net currency gains were $5.5 in 2007 and $8.9 in 2006. The 2007 results also included a $2.3 gain recorded on the sale of a minority investment in a small electricity generating facility.

Provision for income taxes.  Provision for income taxes was $60.9 for the year ended December 31, 2007, and $58.5 for the year ended December 31, 2006. The effective tax rate for 2007 was 36.3% compared to 42.6% for 2006. The 2007 rate is slightly higher than the 35% U.S. statutory rate principally because of certain expenses which are not a tax deduction and state and local income taxes partially offset by lower tax rates in certain foreign tax jurisdictions and the United States manufacturing tax deduction. The higher rate in 2006 was due principally to the stock based compensation — exit units, which are not deductible for income tax purposes. Also, during 2006, we provided a valuation allowance of $1.8 for deferred tax assets at our subsidiary in Brazil because its accumulated losses and related net operating loss carry forward caused us to conclude that it was more likely than not, as defined by generally accepted accounting principles, that its deferred tax assets would not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized.

Bookings and Backlog.  Bookings for the year ended December 31, 2007, increased to $2,194.7 from $1,838.9 for the year ended December 31, 2006. The backlog increased to $1,859.3 at December 31, 2007 from $1,267.4 at December 31, 2006. These increases were principally in the New Units segment. This increase reflects the strength of the energy markets in 2007.

Segment Analysis — year ended December 31, 2007 compared to year ended December 31, 2006

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

New Units

Revenues.  Revenues for this segment were $813.5 for the year ended December 31, 2007, compared to $749.6 for the year ended December 31, 2006. The $63.9, or 8.5% increase was attributable principally to strong energy markets in 2007.

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

Bookings and Backlog.  Bookings for the year ended December 31, 2007, increased to $1,321.5, compared to $1,002.3 for the year ended December 31, 2006. Backlog increased to $1,543.0 at December 31, 2007, from $981.8 at December 31, 2006. These increases were primarily due to continued strength in the energy markets in 2007 and particularly the upstream market in the European Served Area where we booked three large FPSO projects in 2007.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $851.5 for the year ended December 31, 2007, compared to $751.9 for the year ended December 31, 2006. The $99.6, or 13.2% increase for this segment is attributable principally to a higher backlog of $285.6 at December 31, 2006, compared to $196.6 at December 31, 2005. While the markets we serve continued to be strong, this segment was adversely impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company customers during 2007.

Gross profit.  Gross profit was $321.7 for the year ended December 31, 2007, compared to $295.1 for the year ended December 31, 2006. Gross profit, as a percentage of segment revenues was 37.8% for 2007 compared to 39.2% for 2006. These changes were attributable to increased revenues and improved margins due to price increase realizations, partially offset by slightly higher allocations of manufacturing overhead due to the change in the revenue mix (as aftermarket parts and services was 51.1% of total revenues in 2007 compared to 50.1% in 2006). In addition to the factors mentioned above, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007, by approximately $19 to $20.

Operating income.  Operating income was $213.8 for the year ended December 31, 2007, compared to $204.4 for the year ended December 31, 2006. As a percentage of segment revenues, operating income was 25.1% for 2007 compared to 27.2% for 2006. The increase in the dollar amount and decrease in percent of sales were due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2007 were $873.2, compared to $836.6 for the year ended December 31, 2006. Backlog increased to $316.3 at December 31, 2007, from $285.6 at December 31, 2006. While the overall market continued to be strong in 2007, aftermarket parts and services was adversely, but we believe temporarily, impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain national oil company customers.

Liquidity and Capital Resources

Net cash provided by operating activities in the year ended December 31, 2008 was $234.8 compared to $216.0 for the year ended December 31, 2007. The increase of $18.8 was principally from improved operating results partially offset by a higher working capital investment primarily in accounts receivable. Accounts receivable have increased $57.9 in 2008 due to higher sales activity. Gross inventories (excluding progress payments) have also increased due to high sales activity, but this increase was mitigated by higher accruals driven by timing of payroll and settlements of forward exchange contracts which will not be paid until 2009. Incremental cash from total customer advance and progress payments in 2008 is comparable to 2007. Other operating activities’ use of cash principally represents higher income tax payments due to higher income. Net income improved to $197.7 for the year ended December 31, 2008, from $106.7 for 2007.

Net cash used in investing activities increased to $136.3 for the year ended December 31, 2008, compared to $26.0 for 2007, principally as a result of $91.4, including $5.1 of acquisitions costs, for three acquisitions in 2008 compared to the $8.1 acquisition of the Gimpel Valve business in April 2007. Capital expenditures increased $16.5 to $40.2. We expect the relationship of our capital expenditures to total revenues in 2009 to remain consistent with 2008 assuming the structure of the business does not change. Net cash used in investing activities was $19.5 for 2006.

Net cash used in financing activities was $148.6 for the year ended December 31, 2008, compared to $140.8 for 2007, and $100.1 for 2006. During 2008, we repurchased 4,110,754 shares of our common stock for $150.1 as part of a Board authorized repurchase plan. During 2007 and 2006, we repaid $137.2 and $100.1, respectively, in advance of required maturities of borrowings under our restated senior secured credit facility.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. In the aggregate, our pension plans at December 31, 2008, were underfunded by approximately $119.5, primarily as a result of the deterioration in the stock and credit markets in 2008. In order to comply with minimum funding requirements, we currently project that we will contribute approximately $38.5 to our funded plans worldwide in 2009.

In 2008, we entered into an agreement to acquire 8.6% minority interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a minority interest, we received an option to acquire the business of Ramgen for $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made on November 9,

2008 and we are required to invest an additional $5.0 in May 2009, which will increase our 8.6% minority interest to 17.2%. Depending on the success of the development, the agreement allows us to make additional optional investments of $5.0 in 2009 and a total of $9.0 from January 1, 2010 through October 28, 2012.

As of December 31, 2008, we had cash and cash equivalents of $147.1 and the ability to borrow $228.9 under our $500 restated senior secured revolving credit facility, as $271.1 was used for letters of credit. Our ability to make payments on, and to refinance, our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We are currently not aware of any significant legal restrictions on the ability of the Company’s subsidiaries to distribute cash to the Company. From time to time based on market conditions, we may repurchase a portion of our senior subordinated notes at market prices which may result in purchase prices in excess of par. Although we cannot assure you that we will continue to generate comparable levels of cash from operations, based on our current and anticipated levels of operations and conditions in the markets we serve, we believe that our cash flow from operations, available cash and available borrowings under our restated senior secured credit facility will be adequate to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months and our long-term future contractual obligations.

Included in our cash balance of $147.1 million reported at the end of 2008 was $32.7 million denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in the market. Due to the government restrictions on transfers of cash out of the country and control of exchange rates, we can not immediately repatriate the cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on our Consolidated Balance Sheet. We have applied to convert bolivars in order to transfer approximately $23.6 of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals. Separately, we believe we could immediately repatriate the cash from Venezuela, but would only currently be able to do so at an effective exchange rate that would be about 60% less favorable than the official rate. This would result in us having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on our Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in our Consolidated Income Statement.

Contractual Obligations (€ in millions)

On December 28, 2007, the Company closed a €23 (approximately $33.0) transaction, including a committed line of credit, that is being used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France for full load, full power testing of compressors powered by gas turbines and electric motors.

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

The initial base term of the Lease expires five years and one month after the completion of construction of the Facility. At maturity, the Lease may either be terminated or extended subject to the mutual agreement of the parties. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the Lease. If the Lease is terminated upon maturity, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the Lease will mature in 2014.

The Lease contains representations, warranties and covenants typical of such leases. Events of default in the Lease include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to observe or perform any covenants or agreements contained in the Lease. Any event of default could trigger acceleration of the Company’s payment obligations under the terms of the Lease.

The following is a summary of our significant future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2008:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter

Debt obligations	$370.3	$0.2	$0.1	$—	$370.0
Operating lease obligations	50.3	11.4	18.5	11.2	9.2
Postemployment benefits	236.1	19.7	40.2	45.9	130.3
Interest	163.7	27.3	54.6	54.6	27.2
License agreement(trademark)	2.2	0.4	0.9	0.9	—
Other investments	5.0	5.0	—	—	—

Total	$827.6	$64.0	$114.3	$112.6	$536.7

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

Taxes on income — Our effective tax rate is based on income before income taxes and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating tax positions. We establish tax accruals for uncertain tax positions in accordance with Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust these accruals in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in the tax return in different periods than items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. We establish valuation allowances for our deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which the related tax payment has been deferred or an expense which we have already taken a deduction on the income tax return, but has not yet been recognized as expense in the consolidated financial statements.

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

A 1% change in the medical cost trend rate assumed for postretirement benefits would have the following effects for the year ended December 31, 2008, and at December 31, 2008, respectively:

	1% Increase	1% Decrease

Effect on total service and interest cost components	$0.2	$(0.1)
Effect on postretirement benfit obligations	1.9	(1.7)

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

Goodwill and other intangible assets — We have significant goodwill and other intangible assets on our balance sheet. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangible assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. These estimated fair market values are based on market multiples estimates of future cash flows of our businesses. Factors affecting these market multiples and future cash flows include: the continued market acceptance of the products and services offered by our businesses; the development of new products and services by our businesses and the underlying cost of development; the future cost structure of our businesses; and future technological changes. Our goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances. We believe that our estimates and assumptions used are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations. We believe that the deterioration of the equity markets, among other factors, has not triggered a reevaluation of impairment because our market capitalization exceeded our book value by 86% at December 31, 2008.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, for our financial assets and our financial liabilities. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 does not expand the use of fair value accounting. The adoption had no material effect on our financial statements for the year ended December 31, 2008.

In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, which deferred the effective date of Statement No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is researching the potential effect Staff Position No. 157-2 would have on its financial statements, although management does not expect the adoption of Staff Position No. 157-2 to have a material impact on our financial statements.

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

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

Foreign currency exchange contracts assets	$25.4

Foreign currency exchange contracts liabilities	$17.1

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

On January 1, 2008, we adopted the requirement of FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position. The effect of adopting the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position was $0.4, and has been recorded in retained earnings and accumulated other comprehensive income (loss).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in consolidated Financial Statements — an amendment of ARB No. 51. Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Statement No. 160 becomes effective for the Company on January 1, 2009. The adoption of Statement No. 160 will not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations. Statement No. 141(R) replaces Statement No. 141, “Business Combinations” and retains the fundamental requirements in Statement No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. Statement No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Statement No. 141(R) becomes effective for the Company for any business combination with an acquisition date on or after January 1, 2009. Management is currently evaluating the potential impact of Statement No. 141(R) on the Consolidated Financial Statements on potential future acquisitions.

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

In December 2008, the FASB issued Staff Position No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands disclosure requirements about plan assets of defined benefit pensions and other post-retirement plans to include a discussion of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. The Staff Position is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact of Staff Position No. 132 (R)-1 on the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in Millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate. These financial instruments are recorded at their market value with the resulting changes being included in earnings. Net foreign currency (losses) gains were $(6.5), $5.5, $8.9 for the years ended December 31, 2008, 2007 and 2006, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15. Exhibits, Financial Statements and Schedules and are set forth on pages F-1 through F-42 immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2008, was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2008, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2009 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2009 Proxy Statement entitled “Director Compensation”, “Executive Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2009 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2009 Proxy Statement entitled “Certain Related Party Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2009 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006	F-3
	Consolidated Balance Sheet at December 31, 2008 and 2007	F-4
	Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-5
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-6
	Notes to Consolidated Financial Statements	F-7 to 42
(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2008, 2007 and 2006.
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits

The following exhibits are filed with this report:

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).
4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
4.2	Indenture dated as of October 29, 2004 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
4.3	First Supplemental Indenture, dated as of December 22, 2005 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.2	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBC Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed August 31, 2007, File No. 001-32586).
10.3	Amendment No. 1, dated as of April 24, 2008, to the Amended and Restated Credit Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 29, 2008, File No. 001-32586).

10.4	Domestic Guarantee and Collateral Agreement, dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.5	Supplement No. 1 dated as of December 22, 2005, to the Domestic Guarantee and Collateral Agreement dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.7	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.8	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.9	Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of October 29, 2004 (incorporated by reference to Exhibit 10.9 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.10	Amendment to the Amended and Restated Limited Liability Company Agreement of Dresser-Rand Holdings, LLC, effective as of June 24, 2005 (incorporated by reference to Exhibit 10.20 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed June 28, 2005, File No. 333-124963).*
10.11	Amended and Restated Employment Agreement, dated June 11, 2008, by and among Vincent R. Volpe and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*
10.12	Employment Agreement, dated July 25, 1990, by and between Jean-Francois Chevrier and Dresser-Rand S.A. (incorporated by reference to Exhibit 10.11 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.13	Amended and Restated Stockholder Agreement, effective as of July 15, 2005, by and among Dresser-Rand Group Inc., D-R Interholding, LLC, Dresser-Rand Holdings, LLC and certain management employees, together with any other stockholder who may be made party to this agreement (incorporated by reference to Exhibit 10.12 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.14	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.15	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.16	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*
10.17	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.18	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*
10.19	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*
10.20	Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.21	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*
10.22	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.23	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.24	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.25	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.26	Form of Subscription Agreement (incorporated by reference to Exhibit 10.14 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.27	Form of Management Stock Subscription Agreement (incorporated by reference to Exhibit 10.15 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.28	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.29	Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*
10.30	Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.23 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300).*
10.31	Performance Stock Option Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.24 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300).*
10.32	Restricted Shares Agreement between Dresser-Rand Group Inc. and Lonnie A. Arnett (incorporated by reference to Exhibit 10.25 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed March 3, 2006, File No. 333-131300).*
10.33	Letter Agreement with Lonnie A. Arnett (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 29, 2008, File No. 001-32586).*
10.35	Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*
10.36	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*
10.37	Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*
10.38	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.39	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.40	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.41	Letter from the Company to Walter J. Nye dated November 14, 2008, revised December 3, 2008 and December 9, 2008, accepted by Mr. Nye on December 15, 2008, and effective December 22, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 23, 2008, File No. 001-32586).*
10.42	The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009
10.43	Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009
10.44	Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker.
10.45	Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato.
10.46	English translation of letter agreement, dated December 29, 2008, between Dresser-Rand S.A. and Nicoletta Giadrossi.
10.47	Letter of Assignment, dated February 5, 2007, from Dresser-Rand Company to Jean-Francois Chevrier.
10.48	Letter of Agreement, dated January 24, 2009, from Dresser-Rand S.A. to Jean-Francois Chevrier.
10.49	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors.
10.50	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors.
10.51	Offer Letter, dated December 14, 2008, from Dresser-Rand Company to Nicoletta Giadrossi.
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney (included in signature page of this Form 10-K)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*	Executive Compensation Plans and Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2009.

DRESSER-RAND GROUP INC.

By:	/s/ VINCENT R. VOLPE JR.
Name:     Vincent R. Volpe Jr.

Title:	President, Chief Executive
Officer and Director

Each person whose signature appears below authorizes Raymond L. Carney Jr. and Mark F. Mai and each of them, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution, to execute, in his or her name and on his or her behalf, in any and all capacities, this Form 10-K and any and all amendments thereto necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in respect thereof, which amendments may make such changes in such Form 10-K as such attorney-in-fact may deem appropriate, and with full power and authority to perform and do any and all acts and things whatsoever which any such attorney-in-fact or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above-described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney-in-fact or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	February 23, 2009

/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President and Chief Financial Officer	February 23, 2009

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	February 23, 2009

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 23, 2009

/s/ RITA V. FOLEY Rita V. Foley	Director	February 23, 2009

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 23, 2009

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 23, 2009

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 23, 2009

/s/ JEAN-PAUL VETTIER Jean-Paul Vettier	Director	February 23, 2009

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 23, 2009

DRESSER-RAND GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dresser-Rand Group Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 20, 2009

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2008	2007	2006
	($ in millions, except per share amounts)

Net sales of products	$1,805.1	$1,339.5	$1,210.7
Net sales of services	389.6	325.5	290.8

Total revenues	2,194.7	1,665.0	1,501.5

Cost of products sold	1,307.2	989.5	900.5
Cost of services sold	268.9	226.6	197.3

Cost of sales	1,576.1	1,216.1	1,097.8

Gross profit	618.6	448.9	403.7
Selling and administrative expenses (2006 amount includes $23.6 of stock based compensation — exit units)	273.8	239.0	228.8
Research and development expenses	12.7	12.8	10.4
Curtailment amendment/partial settlement	(5.4)	—	(11.8)

Income from operations	337.5	197.1	176.3
Interest expense, net	(29.4)	(36.8)	(47.9)
Other (expense) income, net	(6.8)	7.3	8.9

Income before income taxes	301.3	167.6	137.3
Provision for income taxes	103.6	60.9	58.5

Net income	$197.7	$106.7	$78.8

Net income per common share — basic and diluted	$2.36	$1.25	$0.92

Weighted average shares outstanding — (in thousands)
Basic	83,678	85,470	85,453

Diluted	83,837	85,586	85,453

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	($ in millions except share amounts)

Assets
Current assets
Cash and cash equivalents	$147.1	$206.2
Accounts receivable, less allowance for losses of $11.6 at 2008 and $5.9 at 2007	366.3	311.9
Inventories, net	328.5	265.3
Prepaid expenses	43.4	23.0
Deferred income taxes, net	22.5	19.3

Total current assets	907.8	825.7
Property, plant and equipment, net	250.3	216.7
Goodwill	429.1	447.5
Intangible assets, net	441.6	440.0
Other assets	23.4	21.0

Total assets	$2,052.2	$1,950.9

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$430.9	$358.4
Customer advance payments	275.0	239.9
Accrued income taxes payable	30.2	22.0
Loans payable	0.2	0.2

Total current liabilities	736.3	620.5
Deferred income taxes	22.9	48.4
Postemployment and other employee benefit liabilities	135.3	80.6
Long-term debt	370.1	370.3
Other noncurrent liabilities	27.4	25.9

Total liabilities	1,292.0	1,145.7

Commitments and contingencies (Notes 9, 11 through 18)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and,
81,958,846 and 85,831,530 shares issued and outstanding, respectively	0.8	0.9
Additional paid-in capital	384.6	527.3
Retained earnings	427.3	229.7
Accumulated other comprehensive (loss) income	(52.5)	47.3

Total stockholders’ equity	760.2	805.2

Total liabilities and stockholders’ equity	$2,052.2	$1,950.9

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Cash flows from operating activities
Net income	$197.7	$106.7	$78.8
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	48.8	49.3	50.4
Deferred income taxes	(2.6)	(1.7)	14.1
Stock-based compensation	6.0	8.1	26.0
Excess tax benefits from share-based compensation	(0.4)	—	—
Amortization of debt financing costs	3.1	6.9	5.7
Provision for losses on inventory	3.3	0.4	0.6
Loss (gain) on sales of property, plant and equipment	—	(0.6)	0.4
Curtailment amendment/partial settlement	(11.8)	—	(11.8)
Working capital and other, net of acquisitions
Accounts receivable	(57.9)	2.4	(28.2)
Inventories	(51.2)	(71.6)	(35.2)
Accounts payable and accruals	77.7	40.6	(13.7)
Customer advances	25.4	93.9	48.2
Other	(3.3)	(18.4)	28.8

Net cash provided by operating activities	234.8	216.0	164.1

Cash flows from investing activities
Capital expenditures	(40.2)	(23.7)	(19.7)
Acquisitions, net of cash acquired	(91.4)	(8.1)	—
Other investment	(5.0)	—	—
Proceeds from sales of property, plant and equipment	0.3	5.8	0.2

Net cash used in investing activities	(136.3)	(26.0)	(19.5)

Cash flows from financing activities
Proceeds from exercise of stock options	1.4	0.4	—
Excess tax benefits from share-based compensation	0.4	—	—
Repurchase of common stock	(150.2)	—	—
Payments for debt financing costs	—	(4.5)	—
Payments of long-term debt	(0.2)	(137.2)	(100.1)
Proceeds from long-term debt	—	0.5	—

Net cash used in financing activities	(148.6)	(140.8)	(100.1)

Effect of exchange rate changes on cash and cash equivalents	(9.0)	10.2	4.3

Net (decrease) increase in cash and cash equivalents	(59.1)	59.4	48.8
Cash and cash equivalents, beginning of the period	206.2	146.8	98.0

Cash and cash equivalents, end of period	$147.1	$206.2	$146.8

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total
	($ in millions)

At December 31, 2005	$0.9	$493.2	$44.3	$(23.7)	—	$514.7
Stock-based compensation	—	26.0	—	—	—	26.0
Other	—	(0.4)	—	—	—	(0.4)
Net income	—	—	78.8	—	$78.8	—
Other comprehensive income (loss)
Minimum pension liability, net of $0.2 tax	—	—	—	0.3	0.3	—
Foreign currency adjustments	—	—	—	18.0	18.0	—
Adoption of Statement No. 158, net of $2.6 tax	—	—	—	(5.5)	—	(5.5)

Total comprehensive income					$97.1	97.1

At December 31, 2006	$0.9	$518.8	$123.1	$(10.9)		$631.9
Stock-based compensation	—	8.5	—	—	—	8.5
Adoption of FASB Interpretation No. 48	—	—	(0.1)	—	—	(0.1)
Net income	—	—	106.7	—	$106.7	—
Other comprehensive income (loss)
Pension and other post retirement benefit plans — net of $15.3 tax
Net actuarial gain arising during year	—	—	—	8.1	8.1	—
Curtailment amendment	—	—	—	11.4	11.4	—
Amendments	—	—	—	4.8	4.8	—
Amortization of prior service credit included in net periodic costs	—	—	—	(0.3)	(0.3)	—
Foreign currency adjustments	—	—	—	34.2	34.2	—

Total comprehensive income					$164.9	164.9

At December 31, 2007	$0.9	$527.3	$229.7	$47.3		$805.2
Stock-based compensation	—	7.4	—	—	—	7.4
Stock repurchase	(0.1)	(150.1)	—	—	—	(150.2)
Net income	—	—	197.7	—	$197.7	—
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(48.3)	(48.3)	—
Pension and other postretirement benefit plans — net of $30.8 tax
Adoption of FASB Statement No. 158	—	—	(0.1)	(0.3)	(0.3)	(0.1)
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(4.4)	(4.4)	—
Amendments	—	—	—	2.2	2.2	—
Net actuarial loss arising during the year	—	—	—	(45.7)	(45.7)	—
Curtailment amendment/partial settlement	—	—	—	(3.3)	(3.3)	—

Total comprehensive income					$97.9	97.9

At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)		$760.2

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share amounts)

1.	Business Activities and Certain Related Party Transactions

Dresser-Rand Group Inc., a company incorporated in the State of Delaware and its subsidiaries (the “Company”), commenced operations on October 30, 2004. The Company is engaged in the design, manufacture, sale and servicing of centrifugal and reciprocating compressors, gas and steam turbines, gas expanders and associated control panels.

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

2.	Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of these consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries or variable interest entities for which the Company has determined that it is the primary beneficiary. 50% or less owned companies for which the Company exercises significant influence but does not control, are accounted for under the equity method. All material intercompany transactions among entities included in the consolidated financial statements have been eliminated.

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
($ in millions, except per share amounts)

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

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The amounts capitalized were $2.1 for the year ended December 31, 2008, $4.8 for 2007 and $5.9 for 2006.

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

Intangible Assets

Under the requirements of Statement No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not subject to amortization but are tested for impairment at least annually. Statement No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Statement No. 142 requires the carrying value of non-amortizable intangible assets to be compared to their fair value, with any excess of carrying value over fair value to be recognized as an impairment loss in continuing operations. If circumstances indicate a change of fair value after the annual testing period, impairment testing would be reperformed to assess impairment. The deterioration in the equity markets did not trigger a reevaluation of impairment at December 31, 2008 because, among other factors, the Company’s market capitalization exceeded book value by 86%.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The Company amortizes its intangible assets with finite lives over their estimated useful lives. See Note 8 for additional details regarding the components and estimated useful lives of intangible assets.

Income Taxes

The Company determines the consolidated provision for income taxes for its operations on a legal entity, country-by-country basis. Deferred taxes are provided for operating loss and credit carry forwards and temporary differences between the tax bases of assets and liabilities and the amounts included in these consolidated financial statements as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets when it is more likely than not that a portion or all of the asset will not be realized.

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
($ in millions, except per share amounts)

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

Shipping and Handling Costs

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

Foreign Currency

Assets and liabilities of non-U.S. consolidated entities that use local currency as the functional currency are translated at year-end exchange rates while income and expenses are translated using a weighted average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are included in net income only upon sale or liquidation of the underlying foreign investment. The company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances which are designated as long-term investments. Net foreign currency (losses) gains are included in other (expense) income, net which is summarized in Note 19.

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

The Company accounts for derivatives used in hedging activities in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments. Statement No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Under Statement

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

No. 133, any properly documented effective portion of a cash flow hedging instruments’ gain or loss is reported as a component of Other Comprehensive Income in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from Stockholders’ Equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instruments’ fair value change is recorded in the Consolidated Statement of Income. Classification in the Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge under Statement No. 133, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income as foreign currency income (loss) in other income (expense). The derivative financial instruments in existence at December 31, 2008 and 2007, were not documented as effective hedges for accounting purposes under Statement No. 133.

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

Conditional Asset Retirement Obligations

The Company accounts for conditional asset retirement obligations in accordance with Interpretation No. 47, an interpretation of Statement No. 143, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement or potential methods of settlement and, (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional asset retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.

New Accounting Standards

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, for our financial assets and our financial liabilities. Statement No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 does not expand the use of fair value accounting. The adoption had no material effect on our financial statements for the year ended December 31, 2008.

In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, which deferred the effective date of Statement No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of Staff Position No. 157-2 to have a material impact on our financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

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

The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

Foreign currency exchange contracts assets	$25.4

Foreign currency exchange contracts liabilities	$17.1

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

On January 1, 2008, we adopted the requirement of FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position. The effect of adopting the requirement to measure plan assets and obligations as of the date of the fiscal year-end statement of financial position was $0.4, and has been recorded in retained earnings and accumulated other comprehensive income (loss).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in consolidated Financial Statements — an amendment of ARB No. 51. Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Statement No. 160 becomes effective for the Company on January 1, 2009. The adoption of Statement No. 160 will not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations. Statement No. 141(R) replaces Statement No. 141, “Business Combinations” and retains the fundamental requirements in Statement No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. Statement No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Statement No. 141(R) becomes effective for the Company for any business combination with an acquisition date on or after January 1, 2009. Management is currently evaluating the potential impact of Statement No. 141(R) on the Consolidated Financial Statements on potential future acquisitions.

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

In December 2008, the FASB issued Staff Position No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands disclosure requirements about plan assets of defined benefit pensions and other post-retirement plans to include a discussion of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. The Staff Position is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact of Staff Position No. 132 (R)-1 on the Consolidated Financial Statements.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation.

3.	Acquisitions and other investments (£ in millions)

In 2008, the Company acquired three businesses and paid net total cash of $91.4, including $5.1 of acquisition costs.

On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (“PBL”) in the United Kingdom. The purchase agreement included the potential for additional cash consideration based on Earnings Before Interest, Tax, Depreciation, and Amortization (EBITDA) for PBL’s fiscal year ended November 30, 2008. The earn-out is up to a maximum of £16.3, which would be achieved if the EBITDA for the fiscal year ended November 30, 2008 is at least £6.0. The Sellers have 20 days from the completion of the statutory audit of PBL to present their EBITDA calculation. The agreement also includes a potential price adjustment based on the net operating assets and the pension liability at closing. Any additional consideration will be recorded as incremental purchase price of PBL and included in goodwill

PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems, and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries.

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

On August 29, 2008, the Company acquired all the stock of Arrow Industries, Inc. (“Arrow”). The purchase agreement includes a purchase price adjustment based on final working capital at closing which resulted in additional consideration of $2.7. Arrow is a premier provider of foundation and mechanical services for reciprocating engines and compressors used in the North American pipeline industry. Arrow is experienced in implementing and servicing Dresser-Rand and similar OEM equipment.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

These 2008 acquisitions have been integrated into our existing new units and aftermarket parts and services operating segments.

On April 5, 2007, the Company acquired the Gimpel Valve business from Tyco Flow Control, a reporting unit of Tyco International, for approximately $8.1 including about $0.1 of acquisition costs. Gimpel products include a line of trip, trip and throttle, and non-return valves to protect steam turbines and related equipment in industrial and marine applications, and have been integrated into our steam new unit and aftermarket parts and services businesses.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows (the 2008 allocation is preliminary pending obtaining all necessary information to complete the fair value analysis and resolution of outstanding issues):

	2008	2007

Accounts receivable, net	$11.6	$—
Inventory, net	29.4	4.6
Prepaid expenses	1.1	—

Total current assets	42.1	4.6

Property, plant and equipment	39.6	0.5
Amortizable intangible assets	33.4	3.0
Goodwill	24.2	—
Other assets	0.3	—

Total assets acquired	139.6	8.1

Accounts payable and accruals	18.4	—
Customer advance payments	26.0	—
Other liabilities	3.8	—

Total liabilities assumed	48.2	—

Cash paid — net of $18.6 cash acquired in 2008	$91.4	$8.1

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of each acquisition have been included in our consolidated financial results since the date of such acquisition, and were not material to the results of operations for the years ended December 31, 2008 and 2007.

Other Investments

In 2008, we entered into an agreement to acquire an 8.6% minority interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a minority interest, we received an option to acquire the business of Ramgen for $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made on November 9, 2008 and we are required to invest an additional $5.0 in May 2009, which will increase our minority interest to 17.2%. Depending on the success of the development, the agreement allows us to make additional optional investments of $5.0 in 2009 and a total of $9.0 from January 1, 2010 through October 28, 2012.

4.	Earnings per Share

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
($ in millions, except per share amounts)

is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating basic and diluted income per share:

	Year Ended December 31,
	2008	2007	2006

Net income	$197.7	$106.7	$78.8

Weighted -average common shares outstanding:
(In thousands)
Basic	83,678	85,470	85,453
Dilutive effect of stock compensation awards	159	116		*

Diluted	83,837	85,586	85,453

Income per share of common stock — basic and diluted:	$2.36	$1.25	$0.92

*	Anti-dilutive

5.	Inventories

Inventories were as follows:

	December 31,
	2008	2007

Raw materials and supplies	$158.5	$123.9
Work-in-process and finished goods	479.6	330.2

	638.1	454.1
Less:
Progress payments	(309.6)	(188.8)

Total	$328.5	$265.3

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

6.	Property, Plant and Equipment

Property, plant and equipment were as follows:

	December 31,
	2008	2007

Land	$14.7	$9.6
Buildings and improvements	88.0	80.4
Machinery and equipment	266.3	215.4

	369.0	305.4
Less: Accumulated depreciation	(118.7)	(88.7)

Property plant and equipment, net	$250.3	$216.7

Depreciation expense was $30.6 for the year ended December 31, 2008, $32.1 for 2007 and $31.1 for 2006.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

7.	Intangible Assets and Goodwill

The following table sets forth the weighted average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2008		Weighted	December 31, 2007
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$92.8	$9.2	39 years	$88.7	$6.9
Customer relationships	250.5	26.5	38 years	246.9	20.2
Software	30.6	12.7	10 years	30.6	9.7
Existing technology	136.3	22.1	24 years	127.1	16.5
Non-compete agreement	2.1	0.2	4 years	—	—

Total amortizable intangible assets	$512.3	$70.7		$493.3	$53.3

Intangible asset amortization expense was $18.2 for the year ended December 31, 2008, $17.2 for 2007 and $19.3 for 2006. Amortization expense for these intangible assets is expected to be approximately $18.2 for each year from 2009 through 2013.

The following table represents the changes in goodwill:

	December 31,
	2008	2007

Beginning balance	$447.5	$410.5
Acquisitions	24.2	—
Adjustments	(0.6)	—
Foreign currency adjustments	(42.0)	37.0

Ending balance	$429.1	$447.5

8.	Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2008	2007

Accounts payable	$221.3	$204.8
Accruals:
Payroll and benefits	62.2	47.3
Warranties	37.0	28.5
Taxes other than income	24.2	19.2
Third party commissions	15.2	14.5
Interest	5.7	6.6
Insurance and claims	8.7	6.4
Legal, audit and consulting	4.0	4.7
Pension and postretirement benefits	4.1	2.8
Forward exchange contracts	17.1	0.6
Repairs and maintanence	6.8	4.5
Other	24.6	18.5

Total accounts payable and accruals	$430.9	$358.4

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

9.	Income Taxes

Income before income taxes was generated within the following jurisdictions:

	Year Ended December 31,
	2008	2007	2006

United States	$158.6	$78.6	$47.1
Foreign	142.7	89.0	90.2

Total	$301.3	$167.6	$137.3

The provision for income taxes was as follows:

	Year Ended December 31,
	2008	2007	2006

Current tax expense
United States	$55.3	$27.0	$12.8
Foreign	50.9	35.6	31.6

Total current	106.2	62.6	44.4

Deferred tax (benefit) expense
United States	1.1	1.6	11.8
Foreign	(3.7)	(3.3)	2.3

Total deferred	(2.6)	(1.7)	14.1

Total provision for income taxes	$103.6	$60.9	$58.5

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Year Ended December 31,
	2008	2007	2006

U.S Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign operations	(1.3)%	0.3%	0.2%
State and local income taxes, net of U.S. tax	0.4%	1.2%	1.6%
Valuation allowances	0.9%	0.2%	1.5%
Export/manufacturing deductions	(0.8)%	(1.0)%	(1.9)%
Stock-based compensation	—	0.8%	6.3%
Other	0.2%	(0.2)%	(0.1)%

Effective tax rate	34.4%	36.3%	42.6%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
	2008	2007

Beginning balance	$2.2	$2.1
Additions based on tax positions related to current year	0.3	0.2
Settlements	—	(0.2)
Foreign currency adjustments	(0.1)	0.1

Ending balance	$2.4	$2.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Included in the balance at December 31, 2008, is $0.3 of unrecognized tax benefits that, if recognized, would not affect the annual effective tax rate due to indemnification by our former parent company, Ingersoll Rand. These amounts are not expected to increase or decrease significantly during 2009. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax benefits as interest expense and any estimated tax penalties as operating expenses. Such amounts accrued at December 31, 2008, were not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years
Brazil	2003 - 2007
Canada	2003 - 2007
France	2005 - 2007
Germany	2003 - 2007
India	2005 - 2007
Italy	2002 - 2007
Malaysia	2004 - 2007
Netherlands	2004 - 2007
Norway	2004 - 2007
United Kingdom	2005 - 2007
United States	2004 - 2007
Venezuela	2004 - 2007

Any material tax amounts due from examination of tax periods prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.

A summary of the temporary differences that create the deferred tax accounts follows:

	December 31,
	2008	2007

Deferred tax liabilities
Depreciation and amortization	$65.8	$63.7

Deferred tax assets
Inventories and receivables	$(6.7)	$(6.8)
Other accrued expenses	(12.2)	(5.3)
Tax net operating loss carryforwards	(7.2)	(7.4)
Pension and employee benefits	(45.8)	(20.6)

Total deferred tax assets	(71.9)	(40.1)
Valuation allowances	6.5	5.5

Net deferred tax assets	(65.4)	(34.6)

Total net deferred tax liabilities	$0.4	$29.1

Presented in the balance sheet as:
Current deferred tax assets	$(22.5)	$(19.3)
Non-current deferred tax liabilities	22.9	48.4

Total net deferred tax liabilities	$0.4	$29.1

As of December 31, 2008, net operating loss carry forwards (NOLs) of approximately $21.7 were available to offset future taxable income in certain foreign subsidiaries. If not utilized, a portion of the foreign NOLs will begin to expire in 2013. Valuation allowances as of December 31, 2008 and December 31, 2007, of $6.5 and $5.5, respectively, have been recorded for NOLs and certain other deferred tax assets, for which it is more likely than not that the tax benefit will not be realized.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

For income tax purposes, the Acquisition was an asset purchase in the United States and a stock purchase outside the United States. The purchase price was allocated among the entities acquired based on estimated fair values. Deferred taxes were recorded to reflect the difference between the purchase price allocation to the foreign reporting entities’ assets and liabilities and their underlying tax basis. Operating loss carry forwards and other acquired tax benefits for which a valuation allowance was established at the acquisition date reduce goodwill in the period subsequently recognized. There were no valuation allowances remaining at December 31, 2008, that were initially recorded at the Acquisition.

As a result of the Acquisition, all previously undistributed foreign earnings up to the sale date were deemed distributed to Ingersoll Rand. Subsequent to the Acquisition, management has decided to continue to permanently reinvest the earnings of its foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any foreign earnings were distributed, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. As of December 31, 2008, accumulated undistributed foreign earnings amounted to $200.8.

Management believes that it has provided adequate estimated liabilities for taxes based on the allocation of the purchase price and its understanding of the tax laws and regulations in those countries. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any income tax return producing any significant tax adjustment since the acquisition. However, there is no assurance that future tax audits will produce the same results.

10.	Long-Term Debt

Senior Secured Credit Facility

On August 30, 2007, the Company and certain of its foreign subsidiaries entered into an Amended and Restated Senior Secured Credit Facility with a syndicate of lenders (the “Senior Secured Credit Facility”). The obligations of the Company under the Senior Secured Credit Facility are collateralized by mortgages on certain real and other property and have been guaranteed by the direct material domestic subsidiaries of the Company. The obligations of each foreign subsidiary borrower under the Senior Secured Credit Facility have been guaranteed by the Company, the direct material subsidiaries of such foreign subsidiary borrower and the direct material domestic subsidiaries of the Company.

The Senior Secured Credit Facility is a $500.0 revolving credit facility. Any principal amount outstanding under the revolving credit facility is due and payable in full at maturity on August 30, 2012. There were no borrowings outstanding and the Company had issued $271.1 million of letters of credit under the revolving credit facility at December 31, 2008.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

In general, the Senior Secured Credit Facility requires that certain net proceeds related to asset sales, incurrence of additional debt, casualty settlements, condemnation awards and certain excess cash flow be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial tests, (including maximum net leverage and a minimum interest coverage ratio) and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to corporate documents that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default.

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

The more restrictive covenant under the Senior Secured Credit Facility and the indenture governing the Senior Subordinated Notes allows dividends to be paid in any calendar year only to the extent of 5% of the proceeds from any public offering of stock since October 29, 2004. The Company may also repurchase and redeem its common stock in an aggregate amount not to exceed fifty percent of net income of the preceding year. Except during 2008 and 2009, repurchases and redemptions of common stock shall not exceed the sum of fifty percent of net income of the immediately preceding year plus $100 in each of those years.

Long-term debt consisted of the following:

	December 31,
	2008	2007

Senior subordinated notes	$370.0	$370.0
Senior secured credit facility	—	—
Other debt	0.3	0.5

Total debt	370.3	370.5
Less: current maturity	(0.2)	(0.2)

Total long-term debt	$370.1	$370.3

At December 31, 2008, the Company’s total long-term debt principal maturities were $0.2 in 2009, $0.1 in 2010 and $370.0 in 2014.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

11.	Pension Plans

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

Information regarding our pension plans follows:

	December 31,
	2008	2007

Change in projected benefit obligations
Benefit obligation at beginning of the period	$350.6	$351.0
Service cost	7.5	6.9
Interest cost	22.2	18.6
Employee contributions	0.3	0.3
Expenses paid	(0.9)	(0.6)
Actuarial gain	(6.3)	(15.8)
Plan amendments	3.1	0.2
Acquisitions	12.1	—
Benefits paid	(20.2)	(17.0)
Foreign currency adjustments	(33.8)	7.0

Benefit obligation at end of the period	$334.6	$350.6

Change in plan assets
Fair value at beginning of the period	$298.7	$284.1
Actual return on assets	(57.1)	22.4
Acquisitions	12.9	—
Company contributions	9.4	5.7
Employee contributions	0.3	0.3
Expenses paid	(0.9)	(0.6)
Benefits paid	(20.2)	(17.0)
Foreign currency adjustments	(28.0)	3.8

Fair value of assets at end of the period	$215.1	$298.7

Funded status
Unfunded benefit obligation	$119.5	$51.9
Contributions after measurement date	—	(0.5)

Balance sheet liability	$119.5	$51.4

Amounts recognized in the balance sheet consist of:
Current liabilities	$2.5	$1.8
Noncurrent liabilities	117.0	49.6

Total	$119.5	$51.4

Amounts recognized in accumulated other comprehensive loss (income) consists of:
Net actuarial loss (gain)	$68.9	$(4.9)
Prior service cost	3.0	0.7

Total	$71.9	$(4.2)

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Included in service cost and interest cost in the change in projected benefit obligations is $0.6 and $1.7, respectively, associated with adjusting the measurement date of the benefit obligations to the date of our fiscal year end statement of financial position in accordance with FASB Statement No. 158.

	December 31,
	2008	2007

Weighted-average assumptions used for benefit obligations
Discount rate
U.S. plans	6.10%	6.10%
Non-U.S. plans	6.28%	5.82%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	3.73%	4.27%

The components of the net periodic pension cost and amounts recognized in other comprehensive loss (income) include the following:

	For Year Ended December 31,
	2008	2007	2006

Net periodic pension cost
Service cost	$6.9	$6.9	$6.2
Interest cost	20.5	18.6	17.5
Expected return on plan assets	(23.2)	(21.9)	(20.1)
Amortization of net actuarial loss	0.3	—	0.1
Amortization of prior service cost	0.1	—	—

Net periodic pension cost	4.6	3.6	3.7

Amounts recognized in other comprehensive loss (income)
Net actuarial loss (gain)	74.1	(15.8)	1.6
Prior service cost	2.4	0.2	0.5
Amortization of net actuarial loss	(0.3)	—	(0.1)
Amortization of prior service cost	(0.1)	—	—

Total recognized in other comprehensive loss (income)	76.1	(15.6)	2.0

Total recognized	$80.7	$(12.0)	$5.7

Weighted-average assumptions used for net periodic pension cost
Discount rate
U.S. plans	6.10%	5.60%	5.65%
Non-U.S. plans	5.82%	4.94%	4.89%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A
Non-U.S. plans	4.27%	3.88%	3.66%
Expected return on plan assets
U.S. plans	8.50%	8.50%	8.50%
Non-U.S. plans	6.53%	6.87%	6.48%

The Company develops the assumed discount rate using available high quality bonds with maturities that approximately match the forecasted cash flow requirements of the pension plan.

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year is estimated to be $4.6.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2008	2007

Projected benefit obligation	$263.4	$261.3
Accumulated benefit obligation	256.9	253.5
Fair value of plan assets	151.6	217.1

For 2007 the Company used an annual measurement date of November 30 for all material pension plans. Upon the adoption of FASB Statement No. 158 in 2008, the Company used an annual measurement date of December 31. The expected long-term rates of return on plan assets are determined as of the measurement date. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plans’ investment policy. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five years. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The weighted average asset allocations of the Company’s pension plans by asset category are as follows:

	December 31,
	2008	2007

Asset Category*
Equity securities	50%	60%
Debt securities	40%	34%
Other	10%	6%

Total	100%	100%

*	Reflects weighted average percentage allocations of U.S. and non-U.S. plans.

The Company’s investment objectives in managing its defined benefit plan assets are to provide reasonable assurance that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment decisions involving asset allocations, investment manager structure, investment managers, investment advisors and trustees or custodians are reviewed regularly. An asset liability modeling study is used as the basis for aggregated asset allocation decisions and updated approximately every five years or as required. The Company’s current global asset allocation strategy for its pension plans is 60% in equity securities and 40% in debt securities and cash excluding those assets in non-US plans required by regulation to be in insurance contracts or other similar assets. The Company sets upper limits and lower limits of plus or minus 5%. The rebalancing strategy is reviewed quarterly if cash flows are not sufficient to rebalance the plans and appropriate action is taken to bring the plans within the strategic allocation ranges.

The Company’s policy is to contribute the amount necessary to maintain benefits under the Pension Protection Act of 2006, and additional amounts in our discretion up to the limitations imposed by the applicable tax codes. Most of the non-U.S. plans require employee contributions based on the employees’ earnings. The Company currently projects that it will contribute approximately $38.5 to its funded plans worldwide in 2009.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $19.1 in 2009, $18.8 in 2010, $19.5 in 2011, $21.0 in 2012, $22.2 in 2013 and $122.8 for the years 2014 to 2018.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $12.9 for the year ended December 31, 2008, $12.1 for 2007, and $11.0 for 2006. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $1.7 for the year ended December 31, 2008, $0.8 million for 2007, and $0.7 for 2006.

12.	Post-retirement Benefits other than Pensions

The Company sponsors post-retirement plans that cover certain eligible U.S. employees that provide for certain healthcare and life insurance benefits. Post-retirement health plans generally are contributory and the amounts are adjusted annually. An eligible retiree’s healthcare benefit coverage is coordinated with Medicare. The Company funds the post-retirement benefit costs principally on a pay-as-you-go basis. Post-retirement life insurance plans are non-contributory. In 1997, post-retirement benefit plans for salaried and non-union hourly employees eliminated medical and life benefit coverage for all future retirees except for grandfathered employees.

In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is expected to be amortized into the statement of income over the three year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the statement of income for the three months ended June 30, 2008. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008.

On January 23, 2006, a new labor agreement was ratified by the represented employees at our Wellsville, New York facility. That new agreement eliminated future retiree health benefits for active represented employees covered by the agreement who did not meet certain criteria on January 1, 2006. The resulting $11.8 curtailment amendment reduction in accumulated benefit obligation was recorded in 2006. The period to full eligibility for those remaining plan participants who were not fully eligible on that date was less than one year.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Summary information on the Company’s plans was as follows:

	December 31,
	2008	2007

Change in benefit obligations
Benefit obligation at beginning of the period	$29.4	$50.0
Service cost	0.3	1.4
Interest cost	1.4	2.4
Benefits paid	(0.4)	(0.1)
Actuarial (gains) losses	(1.7)	2.5
Plan amendments	(5.4)	(8.2)
Settlement payment	(6.4)	—
Curtailment amendment	—	(18.6)

Unfunded benefit obligation at end of the period and balance sheet liability	$17.2	$29.4

Amounts recognized in the balance sheet:
Current liabilities	$0.6	$0.4
Noncurrent liabilities	16.6	29.0

Total	$17.2	$29.4

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$4.9	$7.7
Net prior service credit	(17.0)	(26.0)

Total	$(12.1)	$(18.3)

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from Accumulated Other Comprehensive Income into net periodic post-retirement benefit cost during 2009 is estimated to be $7.0.

Benefit payments for post-retirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $0.6 million in 2009, $0.9 million in 2010, $1.0 million in 2011, $1.2 million in 2012, $1.5 million in 2013 and $7.5 million for the years 2014 to 2018. As a result of the Medicare Part D subsidy, we expect our 2014 to 2018 retiree medical benefit payments to be approximately $0.4 million lower than they otherwise would have been as a result of the Medicare Act.

For 2007, the Company used an annual measurement date of November 30 for all of its post-retirement benefit plans. Upon the adoption of FASB Statement No. 158 in 2008, the Company began using an annual measurement date of December 31.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The components of the net periodic post-retirement benefit (income) cost and amounts recognized in other comprehensive loss (income) were as follows:

	Year Ended December 31,
	2008	2007	2006

Net periodic post-retirement benefits (income) cost
Service cost	$0.2	$1.4	$1.7
Interest cost	1.3	2.4	2.4
Amortization of
Net prior service credit	(7.4)	(0.7)	—
Net actuarial (gain) loss	(0.1)	0.1	—
Curtailment amendment/partial settlement	(5.4)	—	(11.8)

Total periodic post-retirement benefits (income) cost	(11.4)	3.2	(7.7)

Amounts recognized as other comprehensive loss (income)
Adoption of FASB Statement No. 158	0.4	—	—
Net actuarial (gain) loss	(1.7)	2.5	5.3
Curtailment amendment/partial settlement	5.4	(18.6)	—
Plan amendments	(5.4)	(8.2)	0.1
Amortization of
Net prior service credit	7.4	.7	—
Net actuarial gain (loss)	0.1	(0.1)	—

Total recognized in comprehensive loss (income)	6.2	(23.7)	5.4

Total recognized	$(5.2)	$(20.5)	$(2.3)

	Year Ended December 31,
	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.10%	6.20%	5.70%
Measurement date	12/31/08	11/30/07	11/30/06
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31
Discount rate	6.20%	5.70%	5.80%
Discount rate at remeasurement date	6.60%	N/A	N/A
Measurement date	11/30/07	11/30/06	11/30/05
Remeasurement date	04/01/08	N/A	N/A
Assumed health care cost trend rates
Current year trend rate	9.00%	10.00%	10.00%
Ultimate trend rate	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2031	2013	2012
Net periodic benefit cost for the year	2013	2012	2011

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects as of and for the year ended December 31, 2008:

	1%	1%
	Increase	Decrease

Effect on total service and interest cost components	$0.2	$(0.1)
Effect on postretirement benfit obligations	1.9	(1.7)

13.	Share Repurchase

On April 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $150.0 of the Company’s common stock which was approximately 5 percent of the Company’s outstanding shares. During the year ended December 31, 2008, the Company purchased 4,110,754 shares at an average price of $36.51 per share for a total purchase price of $150.1.

14.	Financial Instruments

The Company maintains significant operations in countries other than the United States. As a result of these global activities, the Company is exposed to changes in foreign currency exchange rates that affect the results of operations, cash flows and financial condition. The Company manages exposure to changes in foreign currency exchange rates through normal operating and financing activities, as well as through the use of financial instruments. Generally, the only financial instruments the Company utilizes are forward exchange contracts. At December 31, 2008 and 2007, all forward exchange contracts were recorded in the balance sheet at estimated fair value with the net change in fair value recorded in the Consolidated Statement of Income.

The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of debt obligations at fair value as determined by quoted market prices as of December 31, 2008, was approximately $277.5.

15.	Commitments and Contingencies (€ in millions)

Dresser-Rand (UK) Limited, one of our wholly-owned indirect subsidiaries, was involved in litigation initiated on June 1, 2004, in the High Court of Justice, Queens Bench Division, Technology and Construction Court in London, England, (the Court) with Maersk Oil UK Limited over alleged defects in performance of certain compressor equipment sold by Dresser-Rand (UK) Limited in 1998. The claimant sought damages of approximately $16.0. Witness testimony concluded in December 2006 and a decision was issued at the end of March 2007. In that decision, the Court awarded Maersk approximately $3.5 or $0.3 in excess of amounts the Company previously recorded as an accrued liability for this litigation, including, $1.1 recorded as operating expense during 2006. In addition, the award exceeded the amount previously offered by Maersk to settle the litigation. As a result, under U.K. laws, Maersk requested reimbursement of certain costs of $4.5 plus interest thereon and interest on the award. The Company reached full and final settlement of all costs and interests with Maersk Oil UK Limited during 2007. The settlement resulted in additional charges being recorded during 2007 related to resolving this litigation of $6.6, of which $4.4 was recorded as operating expense and $2.2 was recorded as interest expense.

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. In one case being indemnified by Ingersoll Rand, the claimant is seeking damages of approximately $50.0, most of which were consequential damages that the Company contends were disclaimed. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Of the litigation pending, two separate tort claims have been brought against the Company and others in 2008, with one brought in the Court of Queens Bench Alberta, Judicial District of Calgary, Canada by Talisman Energy Inc. and others and one brought in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of certain new units and claiming damages in the aggregate of approximately $30.0 plus pre-judgment interest and costs, although the evidence currently does not support damage claims in excess of $16.0. While damages are a possibility, the Company shall vigorously defend these lawsuits, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to these two claims.

In November of 2007, Local 313 of IUE-CWA, the union (Union) that represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer and ended the lockout and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed three unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (NLRB), containing seventeen allegations that arose in connection with the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the National Labor Relations Board has made its decision regarding the ULP allegations asserted by the Union. Only one-third of the Union’s claims will proceed to a formal complaint while the remaining claims are expected to be dismissed. The Union may challenge such dismissals through appeal and the Company may defend the claims proceeding to complaint at trial. There has been no finding or determination that the Company violated the law.

The NLRB has affirmed that many of the critical aspects of this negotiation with the IUE-CWA were handled appropriately. Importantly, Region 3 upheld both the Company’s declaration of impasse and its unilateral implementation of its last offer. Absent a successful appeal, if any, by the Union, the Company will continue to operate under a more contemporary and competitive implemented contract offer unless a mutually satisfactory contract is negotiated, and not be required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is being amortized over 36 months beginning January 2008, as the result of such benefits being eliminated.

The claims expected to proceed to complaint include the Company’s handling of the one week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to litigation and, as with any litigation, the outcome is difficult to assess. The Company anticipates that any impact arising from them will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer.

On December 28, 2007, the Company closed a lease transaction including a committed line of credit of up to €23 (approximately $33) that is being used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company will lease the Facility after construction and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is generally determined by reference to the EURIBOR Rate plus an applicable margin of between 125 and 250 basis points.

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

The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payment obligations under the terms of the lease.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $17.5, $16.5 and $12.9 for the years ended December 31, 2008, 2007 and 2006, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2008, with terms in excess of one year for the next five years and thereafter are as follows: $11.4 in 2009, $10.9 in 2010, $7.6 in 2011, $6.2 in 2012, $5.0 in 2013, $9.2 in 2014 and thereafter.

16.	Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Year Ended December 31,
	2008	2007	2006

Beginning balance	$28.5	$23.4	$21.5
Acquisitions	1.1	—	—
Provision for warranties issued during period	29.1	18.9	17.2
Adjustments to warranties issued in prior periods	4.1	2.6	(0.4)
Payments during the period	(23.1)	(17.9)	(16.5)
Foreign currency adjustments	(2.7)	1.5	1.6

Ending balance	$37.0	$28.5	$23.4

17.	Incentive Stock-Based Compensation Plans

On May 13, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). The Plan enables the Compensation Committee of the Board of Directors to award incentive and non qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers), non-employee directors and other service providers. The Nominating and Governance Committee has similar rights with respect to non-employee directors. The maximum number of shares that may be issued under the Plan is 6,000,000. The 2008 Plan replaces all prior plans and is the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended, and the 2008 plan as applicable was $6.3 for 2008, $4.3 for 2007 and $1.0 for 2006. At December 31, 2008, 5,925,685 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 2.7 years for outstanding employee grants was $15.1. The Company currently expects to issue new shares upon exercise of options.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The following table summarizes option and stock appreciation right activity during 2008, 2007 and 2006:

		Weighted-Average
	Shares	Exercise Price

Balance, December 31, 2006	401,613	$23.86
Granted	814,046	$26.26
Excercised	(15,982)	$25.15
Forfeited	(102,618)	$25.42

Balance, December 31, 2007	1,097,059	$25.47
Granted	158,194	$30.94
Excercised	(64,955)	$21.94
Forfeited	(15,765)	$26.94
Expired	(2,225)	$25.18

Balance, December 31, 2008	1,172,308	$26.37

Excerisable December 31, 2006	83,284	$21.00
Excerisable December 31, 2007	139,184	$22.34
Excerisable December 31, 2008	248,814	$24.82

The weighted — average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2008, 2007 and 2006, was $12.06, $10.74, and $10.16, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008, was approximately $1.1. The total intrinsic value of options and stock appreciation rights outstanding at December 31, 2008 was $0.0.

The options and stock appreciation rights granted have a 10 year contract term. Those granted in 2008 and 2007 vest over a four or five-year period.

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

	2008	2007	2006

Option term (years)	5.5	5.7	6.0
Volatility	39.9%	34.5%	32.7%
Risk-free interest rate (zero coupon US Treasury note)	0.9%	4.75%	4.65%
Dividend yield	—	—	—

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The following table summarizes employee shares and share unit’s activity during 2008, 2007 and 2006 and grant date fair values:

		Weighted-Average
	Shares	Grant Price

Nonvested at December 31, 2006	22,351	$21.00
Granted	426,570	$26.06
Vested	(8,982)	$21.77
Forfeited	(38,582)	$25.50

Nonvested at December 31, 2007	401,357	$25.92
Granted	246,662	$33.42
Vested	(109,327)	$25.09
Forfeited	(17,093)	$28.97

Nonvested at December 31, 2008	521,599	$29.40

At December 31, 2008, the intrinsic value of the unvested shares was about $9.0.

The Company also grants shares and share units to Directors. Those granted in 2008 and 2007 vest over three years. Those granted in 2006 vested immediately or over four quarters. The total fair value of the 21,661 shares granted in 2008 at the grant dates was $0.8, the 17,340 shares and units granted in 2007 was $0.5 and the 7,421 shares and units granted in 2006 was $0.2. At December 31, 2008, the total intrinsic value of 28,596 unvested shares was $0.5.

On October 29, 2004, Dresser-Rand Holdings, LLC (Holdings), an affiliate of First Reserve Corporation, acquired the Company (the Acquisition). The financial statements of Holdings and First Reserve Corporation are not included in these consolidated financial statements. The amended and restated limited liability company agreement (Agreement) of Holdings permitted the grant of the right to purchase common units to management members of the Company and the grant of service units and exit units (collectively referred to as “profit units”), consisting of one initial tranche of service units and five initial tranches of exit units to certain management members who owned common units. On November 22, 2004, and in connection with the closing of the Acquisition of the Company by Holdings, several of the Company’s executives, including the Chief Executive Officer and four other of the then most highly compensated executive officers, purchased common units in Holdings for $4.33 per unit, the same amount paid for such common units by funds affiliated with First Reserve Corporation in connection with the Acquisition. Executives who purchased common units were also issued a total of 2,392,500 service units and five tranches of exit units totaling 5,582,500 exit units in Holdings, which permitted them to share in appreciation in the value of the Company’s shares.

The exit units were granted in a series of five tranches. Exit units were eligible for vesting upon the occurrence of certain exit events, as defined in the Agreement, including (i) funds affiliated with First Reserve Corporation receiving an amount of cash in respect of their ownership interest in Holdings that exceeds specified multiples of the equity those funds have vested in the Company, or (ii) there is both (a) a change in control, certain terminations of employment, death or disability, and (b) the fair value of the common units at the time of such an event is such that were the common units converted to cash, funds affiliated with First Reserve would receive an amount of cash that exceeds specified multiples of the equity those funds have invested in the Company. Vested exit units converted to common units of Holdings. When the exit units vested, the Company recognized a non-cash compensation expense and a credit to additional paid-in capital for the fair value of the exit units determined at the grant date.

During 2006, Holdings sold shares of the Company common stock that it owned for net proceeds to Holdings of approximately $1,000. As a result, all five tranches of exit units vested and the Company recorded non-cash compensation expense equal to the total fair value at the grant date of the exit units of $23.6 during 2006. This expense did not require the use of any Company cash or the issuance of any Company stock.

18.	Significant Customers and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

underway with any given oil and gas producer. During the years ended December 31, 2008, 2007, and 2006, no one customer comprised more than 10% of the sales volume.

The Company has operations and or does business in various countries outside the United States. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company. At December 31, 2008, approximately 6% of the Company’s accounts receivable were outstanding from Petróleos de Venezuela, S.A. (PDVSA). Historically, the Company has collected its outstanding receivables from PDVSA, and partial payments on the outstanding balance have been received subsequent to December 31, 2008. Based on this historical experience and communications with PDVSA, all indications are that the outstanding balance is collectible. Consequently, a provision for bad debts has not been recorded for these accounts receivable from PDVSA.

19.	Other (Expense) Income

Other (expense) income includes the following:

	Year Ended December 31,
	2008	2007	2006

Foreign currency (losses) gains	$(15.6)	$6.9	$7.0
Gain (loss) on forward exchange contracts	9.1	(1.4)	1.9
Gain on sale of investment	—	2.3	—
Other	(0.3)	(0.5)	—

Total other (expense) income, net	$(6.8)	$7.3	$8.9

20.	Segment Information:

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

	Year Ended December 31,
	2008	2007	2006

Revenues
New units	$1,202.7	$813.5	$749.6
Aftermarket parts and services	992.0	851.5	751.9

Total revenues	$2,194.7	$1,665.0	$1,501.5

Operating income
New units	$131.9	$56.4	$47.3
Aftermarket parts and services	276.7	213.8	204.4
Unallocable	(71.1)	(73.1)	(75.4)

Total operating income	$337.5	$197.1	$176.3

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Depreciation and amortization
New units	$28.2	$26.4	$26.9
Aftermarket parts and services	20.6	22.9	23.5

Total depreciation and amortization	$48.8	$49.3	$50.4

Goodwill
New units	$133.7	$131.6	$117.9
Aftermarket parts and services	295.4	315.9	292.6

Total goodwill	$429.1	$447.5	$410.5

Total assets (including goodwill)
New units	$352.4	$315.0	$280.7
Aftermarket parts and services	765.8	697.8	605.7
Unallocable	934.0	938.1	884.9

Total assets	$2,052.2	$1,950.9	$1,771.3

Revenues by destination
North America	$901.1	$693.0	$541.1
Latin America	251.3	218.6	213.7
Europe	538.4	300.2	362.3
Asia-Pacific	263.0	202.9	204.3
Middle East, Africa	240.9	250.3	180.1

Total revenues	$2,194.7	$1,665.0	$1,501.5

Long-lived assets by geographic area
North America	$166.3	$149.3	$160.4
Latin America	3.6	3.7	3.3
Europe	72.0	54.7	52.0
Asia-Pacific	8.4	9.0	7.4
Middle East, Africa	—	—	—

Total long-lived assets	$250.3	$216.7	$223.1

For the year ended December 31, 2008, sales to customers in Norway were 11.0% of total revenues. For the year ended December 31, 2007, sales to customers in Brazil were 5.1% of total revenues. For the year ended December 31, 2006, sales to customers in Nigeria and Venezuela comprised 8.1% and 5.5%, respectively, of total revenues. No other sales to customers within individual countries outside the United States exceeded 5% of the total revenues in any year presented.

21.	Selected Unaudited Quarterly Financial Data:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenues	$363.8	$541.2	$543.9	$745.8
Gross profit	105.7	150.0	157.4	205.5
Net income	27.2	46.7	46.8	77.0
Net income per share-basic and diluted	0.32	0.55	0.57	0.94

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenues	$314.4	$441.2	$389.3	$520.1
Gross profit	91.6	118.9	98.4	140.0
Net income	15.4	26.2	21.3	43.8
Net income per share-basic and diluted	0.18	0.31	0.25	0.51

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

22.	Supplemental Cash Flow Information:

	Year Ended December 31,
	2008	2007	2006

Cash paid for interest	$33.9	$37.6	$45.6
Cash paid for income taxes, net of refunds	100.4	71.1	15.9

23.	Supplemental guarantor financial information:

The following wholly owned subsidiaries guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC.

The following condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents the balance sheets as of December 31, 2008 and 2007 and statements of operations and cash flows, for the years ended December 31, 2008, 2007 and 2006. The condensed consolidating financial information presents investments in consolidated subsidiaries using the equity method of accounting.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,320.1	$1,029.8	$(155.2)	$2,194.7
Cost of sales	—	960.4	747.1	(131.4)	1,576.1

Gross profit	—	359.7	282.7	(23.8)	618.6
Selling and administrative expenses	125.9	59.2	110.6	(21.9)	273.8
Research and development expenses	—	11.7	1.0	—	12.7
Curtailment amendment/partial settlement		(5.4)			(5.4)

(Loss) income from operations	(125.9)	294.2	171.1	(1.9)	337.5
Equity earnings in affiliates	280.1	6.7	—	(286.8)	—
Interest (expense) income, net	(31.4)	0.2	1.8	—	(29.4)
Intercompany interest and fees	18.4	4.0	(22.4)	—	—
Other income (expense), net	2.2	(2.9)	(6.1)	—	(6.8)

Income before income taxes	143.4	302.2	144.4	(288.7)	301.3
(Benefit) provision for income taxes	(54.3)	110.3	47.6	—	103.6

Net income	$197.7	$191.9	$96.8	$(288.7)	$197.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year ended December 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,115.9	$679.9	$(130.8)	$1,665.0
Cost of goods sold	—	860.7	471.6	(116.2)	1,216.1

Gross profit	—	255.2	208.3	(14.6)	448.9
Selling and administrative expenses	114.0	52.3	90.4	(17.7)	239.0
Research and development expenses	—	12.6	0.2	—	12.8

(Loss) income from operations	(114.0)	190.3	117.7	3.1	197.1
Equity earnings in affiliates	174.8	1.5	—	(176.3)	—
Interest expense, net	(35.1)	(0.4)	(1.3)	—	(36.8)
Intercompany interest and fees	28.0	(1.7)	(26.3)	—	—
Other income (expense), net	7.6	(1.7)	1.4	—	7.3

Income before income taxes	61.3	188.0	91.5	(173.2)	167.6
(Benefit) provision for income taxes	(45.4)	72.9	33.4	—	60.9

Net income	$106.7	$115.1	$58.1	$(173.2)	$106.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year ended December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$920.8	$718.5	$(137.8)	$1,501.5
Cost of goods sold	—	694.1	537.3	(133.6)	1,097.8

Gross profit	—	226.7	181.2	(4.2)	403.7
Selling and administrative expenses	26.5	132.0	71.4	(1.1)	228.8
Research and development expenses	—	10.0	0.4	—	10.4
Curtailment amendment amortization	—	(11.8)	—	—	(11.8)

(Loss) income from operations	(26.5)	96.5	109.4	(3.1)	176.3
Equity earnings in affiliates	179.7	6.5	—	(186.2)	—
Interest expense, net	(44.5)	—	(3.4)	—	(47.9)
Intercompany interest and fees	(77.7)	97.1	(19.4)	—	—
Other income, net	5.2	0.1	3.6	—	8.9

Income before income taxes	36.2	200.2	90.2	(189.3)	137.3
(Benefit) provision for income taxes	(42.6)	71.0	30.1	—	58.5

Net income	$78.8	$129.2	$60.1	$(189.3)	$78.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$26.5	$—	$120.6	$—	$147.1
Accounts receivable, net	—	166.8	199.4	0.1	366.3
Inventories, net	—	233.7	102.5	(7.7)	328.5
Prepaid expenses and deferred income taxes	23.1	3.7	39.3	(0.2)	65.9

Total current assets	49.6	404.2	461.8	(7.8)	907.8
Investment in affiliates	1,668.3	65.6	—	(1,733.9)	—
Property, plant, and equipment, net	—	159.8	90.5	—	250.3
Intangible assets, net	—	445.3	425.4	—	870.7
Other assets	20.4	1.2	1.8	—	23.4

Total assets	$1,738.3	$1,076.1	$979.5	$(1,741.7)	$2,052.2

Liabilities and Stockholders’ Equity
Accounts payable and accruals	$(55.9)	$416.9	$375.1	$—	$736.1
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(55.9)	417.1	375.1	—	736.3
Long-term debt	370.0	0.1	—	—	370.1
Intercompany accounts	660.7	(712.4)	51.7	—	—
Other noncurrent liabilities	3.3	125.9	56.4	—	185.6

Total liabilities	978.1	(169.3)	483.2	—	1,292.0

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	759.4	1,245.4	496.3	(1,741.7)	759.4

Total stockholders’ equity	760.2	1,245.4	496.3	(1,741.7)	760.2

Total liabilities and stockholders’ equity	$1,738.3	$1,076.1	$979.5	$(1,741.7)	$2,052.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$70.7	$—	$135.5	$—	$206.2
Accounts and notes receivable, net	0.1	155.9	155.9	—	311.9
Inventories, net	—	184.4	86.8	(5.9)	265.3
Prepaid expenses and deferred income taxes	21.1	2.8	18.4	—	42.3

Total current assets	91.9	343.1	396.6	(5.9)	825.7
Investment in affiliates	1,466.5	69.9	—	(1,536.4)	—
Property, plant, and equipment, net	—	149.1	67.6	—	216.7
Goodwill and intangible assets, net	—	454.6	432.9	—	887.5
Other assets	18.7	—	2.3	—	21.0

Total assets	$1,577.1	$1,016.7	$899.4	$(1,542.3)	$1,950.9

Liabilities and Stockholders’ Equity
Accounts payable and accruals	$(36.4)	$316.9	$339.8	$—	$620.3
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(36.4)	317.1	339.8	—	620.5
Long-term debt	370.0	0.3	—	—	370.3
Intercompany accounts	408.5	(482.7)	74.2	—	—
Other non-current liabilities	29.8	63.1	62.0	—	154.9

Total liabilities	771.9	(102.2)	476.0	—	1,145.7

Common Stock	0.9	—	—	—	0.9
Other stockholders’ equity	804.3	1,118.9	423.4	(1,542.3)	804.3

Total stockholders’ equity	805.2	1,118.9	423.4	(1,542.3)	805.2

Total liabilities and stockholders’ equity	$1,577.1	$1,016.7	$899.4	$(1,542.3)	$1,950.9

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(121.3)	$273.8	$82.3	$—	$234.8

Cash flows from investing activities:
Capital expenditures	—	(32.8)	(7.4)	—	(40.2)
Proceeds from sale of property, plant and equipment	—	0.1	0.2	—	0.3
Other investment	(5.0)	—	—	—	(5.0)
Acquisitions	(91.4)	—	—	—	(91.4)

Net cash used in investing activities	(96.4)	(32.7)	(7.2)	—	(136.3)

Cash flows from financing activities:
Proceeds from exercised options	1.4	—	—	—	1.4
Payments of long-term debt	—	(0.2)	—	—	(0.2)
Repurchase of common stock	(150.2)	—	—	—	(150.2)
Excess tax benefits from share-based compensation	—	0.4	—	—	0.4
Change in intercompany accounts	322.3	(241.3)	(81.0)	—	—

Net cash provided by (used in) financing activities	173.5	(241.1)	(81.0)	—	(148.6)

Effect of exchange rate changes	—	—	(9.0)	—	(9.0)
Net decrease in cash and equivalents	(44.2)	—	(14.9)	—	(59.1)
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$26.5	$—	$120.6	$—	$147.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors	Consolidating
	Issuer	Entities	Entities	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(110.5)	$187.0	$139.6	$(0.1)	$216.0

Cash flows from investing activities:
Capital expenditures	—	(18.6)	(5.1)	—	(23.7)
Acquisitions, net of cash	—	(8.1)	—	—	(8.1)
Proceeds from the sale of equity investment	—	5.1	0.7	—	5.8

Net cash used in investing activities	—	(21.6)	(4.4)	—	(26.0)

Cash flows from financing activities:
Net change in debt	(62.2)	0.5	(75.0)	—	(136.7)
Proceeds from Exercised Options	0.4	—	—	—	0.4
Cash paid for debt issuance costs	(4.5)	—	—	—	(4.5)
Change in intercompany accounts	210.6	(165.9)	(44.8)	0.1	—

Net cash provided by (used in) financing activities	144.3	(165.4)	(119.9)	0.1	(140.8)

Effect of exchange rate changes	—	—	10.2	—	10.2
Net increase in cash and cash equivalents	33.8	—	25.6	—	59.4
Cash and cash equivalents, beginning of period	36.9	—	109.9	—	146.8

Cash and cash equivalents, end of period	$70.7	$—	$135.5	$—	$206.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

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

Dresser-Rand Group Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2008, 2007 and 2006
($ in millions)

Dresser-Rand Group Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/08	Expenses	Other Accounts		Deductions		12/31/2008

Allowance for losses on receivables	$5.9	$7.6	$—		$1.9	(a)	$11.6
Valuation allowance for deferred tax asset	5.5	1.6	(0.6	)(b)	—		6.5

Notes:

(a)	- Impact of foreign exchange of $0.7 and write-off of bad debts of $1.2.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance	Costs and	Charges to				Balance at
Description	at 01/01/07	Expenses	Other Accounts		Deductions		12/31/2007

Allowance for losses on receivables	$6.1	$1.2	$—		$1.4	(a)	$5.9
Valuation allowance for deferred tax asset	4.3	0.5	0.7	(b)	—		5.5

Notes:

(a)	- Impact of foreign exchange of $(0.2) and write-off of bad debts of $1.6.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/06	Expenses	Other Accounts		Deductions		12/31/2006

Allowance for losses on receivables	$8.6	$0.8	$0.1		$3.4	(a)	$6.1
Valuation allowance for deferred tax asset	19.9	2.0	(11.1	)(b)	6.5	(c)	4.3

Notes:

(a)	- Impact of foreign exchange of $(0.4) and write-off of bad debts of $3.8.

(b)	- Impact of foreign exchange of $0.6 and reduction of goodwill of $(11.7).

(c)	- Write-off of deferred tax assets.

S-1