Form 10-Q
period 2009-03-31
Dresser-Rand Group Inc.
filed 2009-04-29
CIK 1316656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from to

Commission file number 001-32586

Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
West8 Tower, Suite 1000 10205 Westheimer Road Houston, TX (Address of principal executive offices)	77042 (Zip Code)

(713) 354-6100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

The number of shares of common stock, $.01 par value, outstanding as of April 24, 2009, was 82,420,871.

DRESSER-RAND GROUP INC.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2009	2008
	(Unaudited; $ in millions, except per share amounts)

Net sales of products	$410.9	$287.1
Net sales of services	98.0	76.7

Total revenues	508.9	363.8

Cost of products sold	304.3	206.2
Cost of services sold	67.5	51.9

Total cost of sales	371.8	258.1

Gross profit	137.1	105.7
Selling and administrative expenses	67.6	63.9
Research and development expenses	4.0	2.1
Plan settlement / curtailment amendment	1.3	(7.2)

Income from operations	64.2	46.9

Interest expense, net	(7.0)	(7.0)
Other (expense) income, net	(4.3)	1.8

Income before income taxes	52.9	41.7
Provision for income taxes	18.4	14.5

Net income	$34.5	$27.2

Net income per common share — basic and diluted	$0.42	$0.32

Weighted average shares outstanding — (In thousands)
Basic	81,573	85,514

Diluted	81,607	85,659

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(Unaudited; $ in millions, except share amounts)

ASSETS
Current assets
Cash and cash equivalents	$160.0	$147.1
Accounts receivable, less allowance for losses of $12.5 at 2009 and $11.6 at 2008	294.9	366.3
Inventories, net	363.4	328.5
Prepaid expenses	42.2	43.4
Deferred income taxes, net	22.3	22.5

Total current assets	882.8	907.8
Property, plant and equipment, net	246.5	250.3
Goodwill	418.9	429.1
Intangible assets, net	434.5	441.6
Other assets	22.4	23.4

Total assets	$2,005.1	$2,052.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$384.6	$430.9
Customer advance payments	281.0	275.0
Accrued income taxes payable	27.9	30.2
Loans payable	0.2	0.2

Total current liabilities	693.7	736.3
Deferred income taxes	21.3	22.9
Postemployment and other employee benefit liabilities	108.5	135.3
Long-term debt	370.0	370.1
Other noncurrent liabilities	27.6	27.4

Total liabilities	1,221.1	1,292.0

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 82,417,324 and 81,958,846 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	386.4	384.6
Retained earnings	461.8	427.3
Accumulated other comprehensive loss	(65.0)	(52.5)

Total stockholders’ equity	784.0	760.2

Total liabilities and stockholders’ equity	$2,005.1	$2,052.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited; $ in millions)

Cash flows from operating activities
Net income	$34.5	$27.2
Adjustments to arrive at net cash provided by operating activities
Depreciation and amortization	12.3	12.4
Deferred income taxes	(0.4)	3.0
Stock-based compensation	1.9	0.5
Amortization of debt financing costs	0.8	0.8
Provision for losses on inventory	0.9	0.4
Plan settlement / curtailment amendment	(0.2)	(7.2)
Loss on sale of property, plant and equipment	0.2	—
Working capital and other
Accounts receivable	63.6	54.5
Inventories	(37.1)	4.3
Accounts payable and accruals	(38.3)	(19.1)
Customer advances	8.0	(13.5)
Other	(22.8)	(9.5)

Net cash provided by operating activities	23.4	53.8

Cash flows from investing activities
Capital expenditures	(7.0)	(6.0)
Proceeds from sales of property, plant and equipment	1.0	0.2

Net cash used in investing activities	(6.0)	(5.8)

Cash flows from financing activities
Payments of long-term debt	(0.1)	(0.1)

Net cash used in financing activities	(0.1)	(0.1)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	4.7

Net increase in cash and cash equivalents	12.9	52.6
Cash and cash equivalents, beginning of the period	147.1	206.2

Cash and cash equivalents, end of period	$160.0	$258.8

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

1.	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and our other filings with the Securities and Exchange Commission. Operating results for the 2009 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts in previously issued financial statements have been reclassified to conform to the 2009 presentation.

2.	New accounting standards

On January 1, 2009, the Company adopted Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. At March 31, 2009, noncontrolling interests in the Company’s subsidiaries were not material to the Consolidated Financial Statements.

On January 1, 2009, the Company adopted Statement No. 141(R), Business Combinations. Statement No. 141(R) replaces Statement No. 141, “Business Combinations” and retains the fundamental requirements in Statement No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. Statement No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values and the expensing of transaction costs as incurred. The adoption of Statement No. 141(R) did not have a material impact on the Consolidated Financial Statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

3.	Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	March 31, 2009		Weighted	December 31, 2008
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$92.7	$9.7	39 years	$92.8	$9.2
Customer relationships	248.3	28.2	38 years	250.5	26.5
Software	30.6	13.5	10 years	30.6	12.7
Existing technology	136.1	23.5	24 years	136.3	22.1
Non-compete agreement	2.1	0.4	4 years	2.1	0.2

Total amortizable intangible assets	$509.8	$75.3		$512.3	$70.7

Intangible asset amortization expense was $4.8 for the three months ended March 31, 2009, and $4.3 for the three months ended March 31, 2008.

The following table represents the changes in goodwill:

Three Months
Ended
March 31,
2009

Beginning balance	$429.1
Foreign currency adjustments	(10.2)

Ending balance	$418.9

4.	Inventories

Inventories were as follows:

	March 31,	December 31,
	2009	2008

Raw materials and supplies	$160.0	$141.7
Work-in-process and finished goods	521.1	496.4

	681.1	638.1
Less:
Progress payments	(317.7)	(309.6)

Inventories, net	$363.4	$328.5

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

5.  Property, plant and equipment

Property, plant and equipment was comprised of the following:

	March 31,	December 31,
	2009	2008

Land	$14.1	$14.7
Buildings and improvements	86.2	88.0
Machinery and equipment	270.9	266.3

	371.2	369.0
Less:
Accumulated depreciation	(124.7)	(118.7)

Property, plant and equipment, net	$246.5	$250.3

6.	Investments

In 2008, the Company entered into an agreement by which it acquired an 8.6% minority interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a minority interest, the Company received an option to acquire the business of Ramgen for $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and the Company is required to invest an additional $5.0 in May 2009, which will increase its minority interest to 17.2%. Depending on the success of the development, the agreement allows the Company to make additional optional investments of $14.0 through October 2012.

7.	Fair value measurements

The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities as well as through the use of financial instruments, principally forward exchange contracts.

The purpose of the Company’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company enters into forward exchange contracts. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases.

The Company’s derivative financial instruments are not designated as hedges for accounting purposes. The Company recognizes all derivatives as assets or liabilities on the balance sheet and measures them at fair value. Changes in the fair values of derivatives are immediately recognized in the Consolidated Statement of Income as foreign currency income or loss in other (expense) income.

FASB Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Statement No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2009	2008

Foreign currency exchange contracts assets	$18.5	$25.4

Foreign currency exchange contracts liabilities	$14.8	$17.1

The net foreign currency losses recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $4.3 for the three months ended March 31, 2009, compared to a gain of $1.8 for the three months ended March 31, 2008.

8.	Income taxes

Our estimated income tax provision for the three months ended March 31, 2009 and 2008, resulted in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local taxes, different tax rates in certain foreign tax jurisdictions and certain deductions and credits for income tax purposes only. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any tax return of significance since our formation. Accordingly, we could be exposed to additional income and other taxes.

9.	Pension plans

The components of net periodic pension cost were as follows:

	Three Months Ended March 31,
	2009	2008

Service cost	$1.5	$1.8
Interest cost	4.9	5.1
Expected return on plan assets	(4.5)	(5.8)
Amortization of prior service cost	0.2	—
Amortization of net actuarial loss	1.0	0.1
Plan settlement	1.3	—

Net periodic pension cost	$4.4	$1.2

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge including approximately $0.4 of net actuarial losses included in accumulated other comprehensive income in the consolidated statement of income for the three months ended March 31, 2009. The cash payment required to effect the plan conversion was $1.5.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

10.	Postretirement benefits other than pensions

The components of net periodic postretirement benefits cost for such plans were as follows:

	Three Months Ended March 31,
	2009	2008

Service cost	$—	$0.1
Interest cost	0.3	0.5
Amortization of prior service credit	(2.0)	(1.8)
Amortization of net actuarial loss	0.2	—
Curtailment amendment	—	(7.2)

Net periodic postretirement benefits gain	$(1.5)	$(8.4)

In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is being amortized into the statement of income over the three year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the statement of income for the three months ended June 30, 2008. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008.

11.	Commitments and contingencies

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

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

In November 2007, IUE-CWA Local No. 313 (the “Union”), which represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired labor agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer (the “Implemented Offer”), ended the lockout, and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (the “NLRB”), containing multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

After investigation, the NLRB decided that only one-third of the Union’s claims should proceed to hearing and dismissed the remainder of the Union’s allegations. The Union continues to challenge one such dismissal through administrative appeal to the NLRB, and the Company intends to defend the claims proceeding to hearing. There has been no finding or determination that the Company violated federal labor law.

Notably the NLRB concluded that many of the critical aspects of the Company’s negotiations with the Union were handled appropriately. Most importantly, this included the NLRB upholding both the Company’s declaration of impasse in negotiations and its implementation of the Implemented Offer. Since the Union failed to timely appeal this determination, the Company will continue to operate under the more contemporary and competitive Implemented Offer unless and until a mutually satisfactory contract is negotiated. As a result, the Company will not be required to make available the retiree medical benefits which the Company eliminated in the Implemented Offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that it is amortizing over 36 months beginning January 2008, as a result of the elimination of such benefits.

The claims expected to proceed to complaint include the Company’s handling of the one-week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to trial and, as with any litigation, the outcome is difficult to predict. The Company anticipates that any impact arising from the claims will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially longer.

12.	Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

The following table represents the changes in the product warranty liability:

	Three Months Ended
	March 31,
	2009	2008

Beginning balance	$37.0	$28.5
Provisions for warranties issued during the period	4.3	5.1
Adjustments to warranties issued in prior periods	—	1.3
Payments during period	(3.3)	(6.9)
Foreign currency adjustments	(0.9)	0.9

Ending balance	$37.1	$28.9

13.	Segment information

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the plan settlement / curtailment amendment. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

Segment results for the three months ended March 31, 2009, and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008

Revenues
New units	$278.4	$149.5
Aftermarket parts and services	230.5	214.3

Total revenues	$508.9	$363.8

Operating Income
New units	$25.2	$9.2
Aftermarket parts and services	58.9	50.0
Unallocated	(19.9)	(12.3)

Total operating income	$64.2	$46.9

Depreciation and Amortization
New units	$6.8	$5.6
Aftermarket parts and services	5.5	6.8

Total depreciation and amortization	$12.3	$12.4

Total Assets (including Goodwill)
New units	$333.2	$286.8
Aftermarket parts and services	736.0	705.1
Unallocated	935.9	999.3

Total assets	$2,005.1	$1,991.2

14.	Stockholders’ equity

Changes in stockholders’ equity for three months ended March 31, 2009, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	(Loss) Income	Total

At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)	$760.2
Stock-based employee compensation	—	1.8	—	—	1.8
Net income	—	—	34.5	—	34.5
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(12.4)	(12.4)
Pension and other postretirement benefit plans — net of $0.1 tax:
Benefit plans amortization	—	—	—	(0.4)	(0.4)
Plan settlement	—	—	—	0.3	0.3

At March 31, 2009	$0.8	$386.4	$461.8	$(65.0)	$784.0

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

The components of total comprehensive income were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income	$34.5	$27.2
Other comprehensive income
Foreign currency adjustments	(12.4)	18.9
Pension and other postretirement benefit plans — net of $0.1 tax
Adoption of FASB Statement No. 158	—	(0.3)
Benefit plans amortization	(0.4)	(1.0)
Benefit plan amendment	—	2.2
Plan settlement / curtailment amendment	0.3	(4.5)
Net gain from remeasurement	—	0.9

Total comprehensive income	$22.0	$43.4

During the three months ended March 31, 2009, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 485,820 shares of common stock and granted a total of 562,548 shares of restricted stock and restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. These stock compensation arrangements vest over one or four year periods. Additionally, Directors were granted 28,022 shares of restricted stock which vest over three years.

15.	Supplemental guarantor financial information

The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC (“Subsidiary Guarantors”).

The Company’s U.S. income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantiors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amount transferred for the three months ended March 31, 2009 was $107.1. No amounts were transferred for the three months ended March 31, 2008.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

The following condensed consolidated financial information of the Issuer (Dresser-Rand Group Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three months ended March 31, 2009 and 2008, balance sheets as of March 31, 2009, and December 31, 2008, and statements of cash flows for the three months ended March 31, 2009, and 2008.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$316.4	$235.0	$(42.5)	$508.9
Cost of sales	—	227.0	179.1	(34.3)	371.8

Gross profit	—	89.4	55.9	(8.2)	137.1
Selling and administrative expenses	32.0	15.0	27.4	(6.8)	67.6
Research and development expenses	—	3.6	0.4	—	4.0
Plan settlement	—	—	1.3	—	1.3

(Loss) income from operations	(32.0)	70.8	26.8	(1.4)	64.2
Equity earnings in affiliates	55.6	2.4	—	(58.0)	—
Interest (expense) income, net	(7.7)	—	0.7	—	(7.0)
Intercompany interest and fees	4.6	(0.8)	(3.8)	—	—
Other income (expense), net	0.8	(0.8)	(4.3)	—	(4.3)

Income before income taxes	21.3	71.6	19.4	(59.4)	52.9
(Benefit) provision for income taxes	(13.2)	25.6	6.0	—	18.4

Net income	$34.5	$46.0	$13.4	$(59.4)	$34.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$276.0	$116.5	$(28.7)	$363.8
Cost of sales	—	203.4	75.8	(21.1)	258.1

Gross profit	—	72.6	40.7	(7.6)	105.7
Selling and administrative expenses	32.5	14.3	22.7	(5.6)	63.9
Research and development expenses	—	2.0	0.1	—	2.1
Curtailment amendment	—	(7.2)	—	—	(7.2)

(Loss) income from operations	(32.5)	63.5	17.9	(2.0)	46.9
Equity earnings in affiliates	50.3	1.1	—	(51.4)	—
Interest (expense) income, net	(8.0)	—	1.0	—	(7.0)
Intercompany interest and fees	1.5	(0.1)	(1.4)	—	—
Other (expense) income, net	(0.2)	0.9	1.1	—	1.8

Income before income taxes	11.1	65.4	18.6	(53.4)	41.7
(Benefit) provision for income taxes	(16.1)	23.1	7.5	—	14.5

Net income	$27.2	$42.3	$11.1	$(53.4)	$27.2

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$15.0	$—	$145.0	$—	$160.0
Accounts receivable, net	—	147.3	147.0	0.6	294.9
Inventories, net	—	243.5	129.1	(9.2)	363.4
Prepaid expenses and deferred income taxes	24.7	3.3	37.1	(0.6)	64.5

Total current assets	39.7	394.1	458.2	(9.2)	882.8
Investment in affiliates	1,711.3	65.7	—	(1,777.0)	—
Property, plant and equipment, net	—	159.8	86.7	—	246.5
Intangible assets, net	—	441.6	411.8	—	853.4
Other assets	19.6	1.1	1.7	—	22.4

Total assets	$1,770.6	$1,062.3	$958.4	$(1,786.2)	$2,005.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$16.2	$316.0	$361.3	$—	$693.5
Loans payable	—	0.2	—	—	0.2

Total current liabilities	16.2	316.2	361.3	—	693.7
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	593.8	(641.8)	48.0	—	—
Other noncurrent liabilities	6.6	99.3	51.5	—	157.4

Total liabilities	986.6	(226.3)	460.8	—	1,221.1

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	783.2	1,288.6	497.6	(1,786.2)	783.2

Total stockholders’ equity	784.0	1,288.6	497.6	(1,786.2)	784.0

Total liabilities and stockholders’ equity	$1,770.6	$1,062.3	$958.4	$(1,786.2)	$2,005.1

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities
Net cash provided by (used in) operating activities	$55.4	$(64.8)	$32.8	$—	$23.4

Cash flows from investing activities
Capital expenditures	—	(6.6)	(0.4)	—	(7.0)
Proceeds from sale of property, plant and equipment	—	1.0	—	—	1.0

Net cash used in investing activities	—	(5.6)	(0.4)	—	(6.0)

Cash flows from financing activities
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	(66.9)	70.5	(3.6)	—	—

Net cash (used in) provided by financing activities	(66.9)	70.4	(3.6)	—	(0.1)

Effect of exchange rate changes	—	—	(4.4)	—	(4.4)
Net (decrease) increase in cash and equivalents	(11.5)	—	24.4	—	12.9
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$15.0	$—	$145.0	$—	$160.0

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities
Net cash (used in) provided by operating activities	$(49.1)	$86.4	$16.6	$(0.1)	$53.8

Cash flows from investing activities
Capital expenditures	—	(4.4)	(1.6)	—	(6.0)
Proceeds from sale of property, plant and equipment	—	0.1	0.1	—	0.2

Net cash used in investing activities	—	(4.3)	(1.5)	—	(5.8)

Cash flows from financing activities
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	88.7	(82.0)	(6.8)	0.1	—

Net cash provided by (used in) financing activities	88.7	(82.1)	(6.8)	0.1	(0.1)

Effect of exchange rate changes	—	—	4.7	—	4.7
Net increase in cash and equivalents	39.6	—	13.0	—	52.6
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$110.3	$—	$148.5	$—	$258.8

16.	Subsequent event

In April, 2009, an affiliate of the Company and Al Rashaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement (“Agreement”) to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The affiliate will receive approximately 50% of the shares of D-R Arabia. The affiliate will make a cash contribution of approximately $0.3 and license D-R Arabia to use certain intellectual property. ARPIC will also receive approximately 50% of the shares and will make a cash contribution of approximately $0.3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

Overview

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. We have two reportable segments which are based on the engineering and production processes, and the products and services we provide: (1) new units and (2) aftermarket parts and services. Our product offering range is used for applications that include oil and gas production; high-pressure gas injection, gas lift and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications for general industrial markets such as paper, steel, sugar, and distributed power generation. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, technical support and other extended services.

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (63 sales offices, 33 service centers and 12 manufacturing locations) in 18 U.S. states and 26 countries.

The energy markets continue to be driven by worldwide supply and demand, production and processing capacity, and geopolitical risks. Despite the recent financial market turmoil and global economic slow down, we continue to believe that the longer-term fundamentals affecting the energy industry will support continued strength in our served markets.

For the near term, the market for new unit orders has changed as end users feel less urgency to place orders. Consequently, we are identifying opportunities to reduce costs and we are actively managing spending.

From a long-term perspective, we believe that the fundamentals driving trends in our industry remain in place. These include maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for natural gas that is driving growth in gas production, storage and transmission infrastructure; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation. Most of our clients are relatively well capitalized and we anticipate that they will continue to make significant investments in energy infrastructure.

Results of Operations

Three months ended March 31, 2009, compared to the three months ended March 31, 2008:

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Period to Period Change
	2009		2008		2008 to 2009	% Change

Statement of Operations Data:
Total revenues	$508.9	100.0%	$363.8	100.0%	$145.1	39.9%
Cost of sales	371.8	73.1	258.1	70.9	113.7	44.1%

Gross profit	137.1	26.9	105.7	29.1	31.4	29.7%
Selling and administrative expenses	67.6	13.3	63.9	17.6	3.7	5.8%
Research and development expenses	4.0	0.8	2.1	0.6	1.9	90.5%
Plan settlement / curtailment amendment	1.3	0.2	(7.2)	(2.0)	8.5	(118.1)%

Operating income	64.2	12.6	46.9	12.9	17.3	36.9%
Interest expense, net	(7.0)	(1.4)	(7.0)	(1.9)	—	0.0%
Other (expense) income, net	(4.3)	(0.8)	1.8	0.5	(6.1)	(338.9)%

Income before income taxes	52.9	10.4	41.7	11.5	11.2	26.8%
Provision for income taxes	18.4	3.6	14.5	4.0	3.9	26.9%

Net income	$34.5	6.8%	$27.2	7.5%	$7.3	26.8%

Bookings	$355.8		$575.7		$(219.9)	(38.2)%

Backlog - ending	$2,087.6		$2,122.3		$(34.7)	(1.6)%

Total revenues.  Total revenues were $508.9 for the three months ended March 31, 2009, compared to $363.8 for the three months ended March 31, 2008, an increase of $145.1 or 39.9%. Revenue increased approximately $45.8 as a result of the acquisitions of Peter Brotherhood Ltd., Enginutiy LLC, and Arrow Industries Inc., all of which occurred in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the strengthening U.S. dollar, which reduced revenues by approximately $48.6. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the first quarter of 2009 than the first quarter 2008, principally in our new unit segment, driven by a high level of new unit bookings in late 2007 and early 2008.

Cost of sales.  Cost of sales was $371.8 for the three months ended March 31, 2009, compared to $258.1 for the three months ended March 31, 2008. As a percentage of revenues, cost of sales was 73.1% for the three months ended March 31, 2009, compared to 70.9% for the three months ended March 31, 2008. Overall cost of sales as a percentage of sales increased due to a significant shift in sales mix as lower margin new unit sales increased to 54.7% of total sales compared to 41.1% for the first three months ended March 31, 2008.

Gross profit.  Gross profit was $137.1 for the three months ended March 31, 2009, compared to $105.7 for the three months ended March 31, 2008. As a percentage of revenues, gross profit was 26.9% for the three months ended March 31, 2009, compared to 29.1% for the three months ended March 31, 2008. The decrease in the gross profit percentage resulted from the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $67.6 for the three months ended March 31, 2009, compared to $63.9 for the three months ended March 31, 2008, an increase of $3.7. The dollar increase was attributable to higher expenses to support increased business volume. As a percentage of sales, selling and administrative expenses declined to 13.3% from 17.6%.

Research and development expenses.  Research and development expenses for the three months ended March 31, 2009 were $4.0 compared to $2.1 for the three months ended March 31, 2008. We expect total research and development expenditures for the year 2009 to exceed that incurred in 2008.

Plan settlement / curtailment amendment.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments was a $3.6 credit which was recognized during the three months ended March 31, 2008, in other comprehensive income, which is being amortized into the statement of income over the three year term of the agreement. The Company paid the $6.4 total lump sum amount in the second quarter of 2008. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits.

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Prior service cost associated with the curtailment amendment was not material to the consolidated financial statements. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge including approximately $0.4 of net actuarial losses included in accumulated other comprehensive income in the consolidated statement of income for the three months ended March 31, 2009. The cash payment required to effect the plan conversion was $1.5.

Operating income.  Operating income was $64.2 for the three months ended March 31, 2009, compared to $46.9 for the three months ended March 31, 2008, an increase of $17.3. The $17.3 increase was attributed to higher gross profit partially offset by increased selling and administration expense discussed above. As a percentage of revenues, operating income for 2009 was 12.6% compared to 12.9% for 2008.

Interest expense, net.  Interest expense, net was $7.0 for the three months ended March 31, 2009, compared to $7.0 for the three months ended March 31, 2008, including $0.8 of amortization of deferred financing costs for both periods.

Other (expense) income, net.  Other expense, net was $4.3 for the three months ended March 31, 2009, compared to other income, net of $1.8 for the three months ended March 31, 2008. Other (expense) income, net consists primarily of net currency gains and losses.

Provision for income taxes.  Provision for income taxes was $18.4 for the three months ended March 31, 2009, and $14.5 for the three months ended March 31, 2008. Our estimated income tax provision for the three months ended March 31, 2009 and 2008, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only.

Bookings and backlog.  Bookings for the three months ended March 31, 2009, was $355.8 compared to $575.7 for the three months ended March 31, 2008, a decrease of $219.9. New units segment bookings decreased $229.6, while aftermarket parts and services increased $9.7. The decrease in new unit bookings reflects the change in the market as end users, for tactical reasons, have demonstrated less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that, in most cases, the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects.

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the plan settlement / curtailment amendment. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

Segment Analysis — three months ended March 31, 2009, compared to three months ended
March 31, 2008:

	Three Months Ended March 31,				Period to Period Change
	2009		2008		2008 to 2009	% Change

Revenues
New units	$278.4	54.7%	$149.5	41.1%	$128.9	86.2%
Aftermarket parts and services	230.5	45.3%	214.3	58.9%	16.2	7.6%

Total revenues	$508.9	100.0%	$363.8	100.0%	$145.1	39.9%

Gross profit
New units	$47.5		$25.3		$22.2	87.7%
Aftermarket parts and services	89.6		80.4		9.2	11.4%

Total gross profit	$137.1		$105.7		$31.4	29.7%

Operating income
New units	$25.2		$9.2		$16.0	173.9%
Aftermarket parts and services	58.9		50.0		8.9	17.8%
Unallocated	(19.9)		(12.3)		(7.6)	61.8%

Total operating income	$64.2		$46.9		$17.3	36.9%

Bookings
New units	$109.4		$339.0		$(229.6)	(67.7)%
Aftermarket parts and services	246.4		236.7		9.7	4.1%

Total bookings	$355.8		$575.7		$(219.9)	(38.2)%

Backlog - ending
New units	$1,663.4		$1,779.6		$(116.2)	(6.5)%
Aftermarket parts and services	424.2		342.7		81.5	23.8%

Total backlog	$2,087.6		$2,122.3		$(34.7)	(1.6)%

New Units

Revenues.  New units revenues were $278.4 for the three months ended March 31, 2009, compared to $149.5 for the three months ended March 31, 2008. The highly engineered nature of new unit products does not lend itself to reasonably measure the impact of price, volume and mix on changes in our new unit revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the first quarter of 2009 than the first quarter of 2008 driven by a strong level of new unit bookings in late 2007 and early 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months. New unit revenues increased approximately $32.6 as a result of the acquisition of Peter Brotherhood Ltd, which occurred in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the strengthening U.S. dollar, which reduced revenues by approximately $33.2.

Gross profit.  Gross profit was $47.5 for the three months ended March 31, 2009, compared to $25.3 for the three months ended March 31, 2008. Gross profit, as a percentage of segment revenues, was 17.1% for 2009 compared to 16.9% for 2008. Gross profit as a percentage of revenues increased slightly due to better leverage of fixed overhead from higher volumes, partially offset by higher costs during the integration of Peter Brotherhood Ltd. Overall gross profit increased from higher volume and the impact of the 2008 acquisition partially offset by the foreign currency impact of the strengthening U.S. dollar.

Operating income.  Operating income was $25.2 for the three months ended March 31, 2009, compared to $9.2 for the three months ended March 31, 2008. As a percentage of segment revenues, operating income was 9.1% for 2009 compared to 6.2% for 2008. These increases resulted from the factors mentioned above, offset slightly by higher selling and administrative expenses to support higher business volume.

Bookings and Backlog.  New units bookings for the three months ended March 31, 2009 were $109.4, compared to $339.0 for the three months ended March 31, 2008. The decrease in new unit bookings reflects the change in the market as end users, for tactical reasons, have demonstrated less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects. The backlog was $1,663.4 at March 31, 2009, compared to $1,779.6 at March 31, 2008.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $230.5 for the three months ended March 31, 2009, compared to $214.3 for the three months ended March 31, 2008, an increase of 7.6%. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service. Aftermarket revenues increased approximately $13.2 as a result of the acquisitions of Peter Brotherhood Ltd., Enginutiy LLC, and Arrow Industries Inc., all of which occurred in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the strengthening U.S. dollar, which reduced revenues by approximately $15.4.

Gross profit.  Gross profit was $89.6 for the three months ended March 31, 2009, compared to $80.4 for the three months ended March 31, 2008. Gross profit as a percentage of revenues was 38.9%, for the three months ended March 31, 2009 compared to 37.5% for the three months ended March 31, 2008. Gross profit as a percentage of revenues increased slightly due to better leverage of fixed overhead from higher volumes partially offset by higher costs during the integration of the 2008 acquisitions of Peter Brotherhood Ltd., Enginutiy LLC, and Arrow Industries Inc. Overall gross profit increased from higher volume and the impact of the 2008 acquisitions partially offset by the foreign currency translation impact of the strengthening U.S. dollar.

Operating income.  Operating income was $58.9 for the three months ended March 31, 2009, compared to $50.0 for the three months ended March 31, 2008. As a percentage of segment revenues, operating income increased to 25.6% for 2009 from 23.3% for 2008, principally from higher operating leverage. These increases resulted from the factors mentioned above offset by slightly higher selling expenses.

Bookings and Backlog.  Bookings for the three months ended March 31, 2009 were $246.4, compared to $236.7 for the three months ended March 31, 2008. Backlog was $424.2 as of March 31, 2009 compared to $342.7 at March 31, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2009, was $23.4 compared to $53.8 for three months end March 31, 2008. While we experienced an improvement in operating performance, the decrease in cash from operations resulted from pension contributions of $27.8 that were made in accordance with our funding policy and a leveling off of our working capital investment compared to the three months ended March 31, 2008, when our net working capital investment declined significantly. Accounts receivable declined from December 31, 2008, as a result of collections on fourth quarter sales, which is historically our highest quarter of activity. The decrease in accounts receivable, however, was more than offset by an increase in work-in-process inventories and lower accounts payable and accruals. Work-in-process inventories have increased in advance of expected shipments in the second quarter of 2009, and the decrease in accounts payable has resulted primarily from the timing of payments. Customer advances have increased marginally by $8.0 as our new unit bookings have declined in the first quarter. Net income improved to $34.5 for the three months ended March 31, 2009, from $27.2 for the three months ended March 31, 2008.

Net cash used in investing activities was $6.0 for the three months ended March 31, 2009, compared to $5.8 in the same period for 2008 as higher in capital expenditures were partially offset with proceeds from the sale of equipment.

Net cash used in financing activities was $0.1 for the three months ended March 31, 2009 and the three months ended March 31, 2008 related to the payment of principal on debt.

As of March 31, 2009, we had cash and cash equivalents of $160.0 and the ability to borrow $235.1 under our $500.0 restated senior secured revolving credit facility, as $264.9 was used for outstanding letters of credit, bank guarantees, and similar instruments. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next twelve months and our long-term future contractual obligations.

New accounting standards

On January 1, 2009, the Company adopted Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. At March 31, 2009, noncontrolling interests in the Company’s subsidiaries were not material to the Consolidated Financial Statements.

On January 1, 2009, the Company adopted Statement No. 141(R), Business Combinations. Statement No. 141(R) replaces Statement No. 141, “Business Combinations” and retains the fundamental requirements in Statement No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. Statement No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values and the expensing of transaction costs as incurred. The adoption of Statement No. 141(R) did not have a material impact on the Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	the economic recession and the volatility and disruption of the credit markets;

•	economic or industry downturns;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	our inability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our pension expenses and funding requirements; and

•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Over the past several years through the middle of 2008, the general weakening of the U.S. dollar improved our overall results when the local currency financial statements were translated into U.S. dollars for inclusion in our consolidated financial statements. This trend has since reversed as the U.S dollar strengthened having the effect of reducing our overall results. The net foreign currency losses recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $4.3 for the three months ended March 31, 2009, compared to a gain of $1.8 for the three months ended March 31, 2008.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2009, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In November 2007, IUE-CWA Local No. 313 (the “Union”), which represents certain employees at the Company’s Painted Post facility made an unconditional offer to have its striking members return to work under the terms of the previously expired labor agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer (the “Implemented Offer”), ended the lockout, and the represented employees agreed to return to work unconditionally. Subsequently, the Union filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (the “NLRB”), containing multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

After investigation, the NLRB decided that only one-third of the Union’s claims should proceed to hearing and dismissed the remainder of the Union’s allegations. The Union continues to challenge one such dismissal through administrative appeal to the NLRB, and the Company intends to defend the claims proceeding to hearing. There has been no finding or determination that the Company violated federal labor law.

Notably the NLRB concluded that many of the critical aspects of the Company’s negotiations with the Union were handled appropriately. Most importantly, this included the NLRB upholding both the Company’s declaration of impasse in negotiations and its implementation of the Implemented Offer. Since the Union failed to timely appeal this determination, the Company will continue to operate under the more contemporary and competitive

Implemented Offer unless and until a mutually satisfactory contract is negotiated. As a result, the Company will not be required to make available the retiree medical benefits which the Company eliminated in the Implemented Offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that it is amortizing over 36 months beginning January 2008, as a result of the elimination of such benefits.

The claims expected to proceed to complaint include the Company’s handling of the one-week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to trial and, as with any litigation, the outcome is difficult to predict. The Company anticipates that any impact arising from the claims will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially longer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the first quarter of 2009:

				Approximate
				Dollar Value
				of Shares
			Total Number	That May Yet
			of Shares	Be Purchased
	Total Number	Average Price	Purchased as Part of	Under the
	of Shares	Paid per	Publicly Announced Plans	Plans or
Period	Purchased(1)	Share	or Programs	Programs

January 2009	1,116	$18.77	—	—
February 2009	28,985	$21.48	—	—
March 2009	1,886	$20.70	—	—

Total	31,987		—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

ITEM 5.	OTHER EVENTS

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).
10.1	The Dresser-Rand Company Non-Qualified Retirement Plan, restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.2	Dresser-Rand Non-Employee Director Fee Deferral Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.3	Letter of Agreement, dated January 24, 2009, from Dresser-Rand S.A. to Jean-Francois Chevrier (incorporated by reference to Exhibit 10.48 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.4	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.5	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

*	Executive Compensation Plans and Arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

/s/  Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer

Date: April 29, 2009