Form 10-Q
period 2009-06-30
Dresser-Rand Group Inc.
filed 2009-07-29
CIK 1316656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

The number of shares of common stock, $.01 par value, outstanding as of July 24, 2009, was 82,424,952.

DRESSER-RAND GROUP INC.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited; $ in millions, except per share amounts)

Net sales of products	$494.5	$448.2	$905.4	$735.3
Net sales of services	111.6	93.0	209.6	169.7

Total revenues	606.1	541.2	1,115.0	905.0

Cost of products sold	361.1	329.5	665.4	535.7
Cost of services sold	75.0	61.7	142.5	113.6

Total cost of sales	436.1	391.2	807.9	649.3

Gross profit	170.0	150.0	307.1	255.7
Selling and administrative expenses	68.9	68.9	136.5	132.8
Research and development expenses	4.9	3.8	9.0	5.9
Plan settlement / curtailment amendment	—	1.8	1.3	(5.4)

Income from operations	96.2	75.5	160.3	122.4

Interest expense, net	(8.4)	(7.1)	(15.3)	(14.1)
Other income, net	5.1	1.2	0.8	3.0

Income before income taxes	92.9	69.6	145.8	111.3
Provision for income taxes	32.6	22.9	51.0	37.4

Net income	$60.3	$46.7	$94.8	$73.9

Net income per common share-basic and diluted	$0.74	$0.55	$1.16	$0.86

Weighted average shares outstanding — (In thousands)
Basic	81,647	85,337	81,614	85,425

Diluted	81,822	85,555	81,702	85,609

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(Unaudited; $ in millions, except share amounts)

ASSETS
Current assets
Cash and cash equivalents	$201.2	$147.1
Accounts receivable, less allowance for losses of $13.8 at 2009 and $11.6 at 2008	326.4	366.3
Inventories, net	394.7	328.5
Prepaid expenses	29.4	43.4
Deferred income taxes, net	23.4	22.5

Total current assets	975.1	907.8
Property, plant and equipment, net	252.3	250.3
Goodwill	442.4	429.1
Intangible assets, net	436.1	441.6
Other assets	25.9	23.4

Total assets	$2,131.8	$2,052.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$401.5	$430.9
Customer advance payments	302.3	275.0
Accrued income taxes payable	18.0	30.2
Loans payable	0.2	0.2

Total current liabilities	722.0	736.3
Deferred income taxes	22.5	22.9
Postemployment and other employee benefit liabilities	110.5	135.3
Long-term debt	370.0	370.1
Other noncurrent liabilities	34.2	27.4

Total liabilities	1,259.2	1,292.0

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 82,419,819 and 81,958,846 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	389.3	384.6
Retained earnings	522.1	427.3
Accumulated other comprehensive loss	(39.6)	(52.5)

Total stockholders’ equity	872.6	760.2

Total liabilities and stockholders’ equity	$2,131.8	$2,052.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months
	Ended June 30,
	2009	2008
	(Unaudited; $ in millions)

Cash flows from operating activities
Net income	$94.8	$73.9
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	25.6	24.9
Deferred income taxes	(0.3)	(0.6)
Stock-based compensation	4.9	2.9
Amortization of debt financing costs	1.6	1.5
Provision for losses on inventory	2.4	1.3
Plan settlement / curtailment amendment	(0.2)	(11.8)
Loss on sale of property, plant and equipment	0.1	0.2
Equity loss on investments	0.3	—
Working capital and other
Accounts receivable	40.5	5.1
Inventories	(63.2)	(10.0)
Accounts payable and accruals	(31.2)	10.4
Customer advances	18.6	33.4
Other	(25.5)	(27.0)

Net cash provided by operating activities	68.4	104.2

Cash flows from investing activities
Capital expenditures	(13.9)	(14.8)
Proceeds from sales of property, plant and equipment	1.0	0.2
Other investments	(5.0)	—

Net cash used in investing activities	(17.9)	(14.6)

Cash flows from financing activities
Proceeds from exercise of stock options	0.1	1.3
Repurchase of common stock	—	(27.7)
Payments of long-term debt	(0.1)	(0.1)

Net cash used in financing activities	—	(26.5)

Effect of exchange rate changes on cash and cash equivalents	3.6	3.8

Net increase in cash and cash equivalents	54.1	66.9
Cash and cash equivalents, beginning of the period	147.1	206.2

Cash and cash equivalents, end of period	$201.2	$273.1

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

1.	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and our other filings with the Securities and Exchange Commission. Operating results for the 2009 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts in previously issued financial statements have been reclassified to conform to the 2009 presentation. Subsequent events occurring after the balance sheet date but before the financial statement issuance date have been evaluated through July 29, 2009.

2.	New accounting standards

On January 1, 2009, the Company adopted Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. At June 30, 2009, noncontrolling interests in the Company’s subsidiaries were not material to the consolidated financial statements.

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

On January 1, 2009, the Company adopted Staff Position No. 141(R)-1, Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, which amends and clarifies Statement No. 141(R). This Staff Position addresses application issues and concerns raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

On April 1, 2009, the Company adopted Statement No. 165, Subsequent Events. This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

before financial statements are issued or are available to be issued. Statement No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, Accounting for Transfers of financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Statement No. 166 eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Statement No. 167 requires the determination of whether a company is required to consolidate an entity to be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Statement No. 166 and Statement No. 167 are both effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of these two statements on the Consolidated Financial Statements.

3.	Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	June 30, 2009		Weighted	December 31, 2008
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$93.2	$10.3	39 years	$92.8	$9.2
Customer relationships	253.4	30.3	38 years	250.5	26.5
Software	30.6	14.3	10 years	30.6	12.7
Existing technology	137.2	25.0	24 years	136.3	22.1
Non-compete agreement	2.1	0.5	4 years	2.1	0.2

Total amortizable intangible assets	$516.5	$80.4		$512.3	$70.7

Intangible asset amortization expense was $4.8 and $9.6 for the three and six months ended June 30, 2009, and $4.3 and $8.6 for the three and six months ended June 30, 2008.

The following table represents the changes in goodwill:

June 30,
2009

Beginning balance	$429.1
Adjustments	3.1
Foreign currency adjustments	10.2

Ending balance	$442.4

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

4.	Inventories

Inventories were as follows:

	June 30,	December 31,
	2009	2008

Raw materials and supplies	$155.9	$141.7
Work-in-process and finished goods	533.1	496.4

	689.0	638.1
Less:
Progress payments	(294.3)	(309.6)

Total inventories	$394.7	$328.5

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

5.  Property, plant and equipment

Property, plant and equipment was comprised of the following:

	June 30,	December 31,
	2009	2008

Cost:
Land	$15.2	$14.7
Buildings and improvements	102.0	88.0
Machinery and equipment	269.8	266.3

	387.0	369.0
Less:
Accumulated depreciation	(134.7)	(118.7)

Property, plant and equipment, net	$252.3	$250.3

6.	Investments

In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and an additional investment of $5.0 was made in May 2009, which resulted in a non-controlling interest of 17.1%. Depending on the success of the development, the agreement allows the Company to make additional optional investments of $14.0 through October 2012.

In April, 2009, an affiliate of the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement (“Agreement”) to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The affiliate will receive approximately 50% of the shares of D-R Arabia. The affiliate will make a cash contribution of approximately $0.3 and will license D-R Arabia to use certain

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

intellectual property. ARPIC will receive approximately 50% of the shares and make a cash contribution of approximately $0.3.

7.	Financial Instruments

The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities as well as through the use of financial instruments, principally forward exchange contracts.

The purpose of the Company’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company may enter into forward exchange contracts. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases.

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

FASB Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Statement No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30,	December 31,
	2009	2008

Foreign currency exchange contracts assets	$5.2	$25.4

Foreign currency exchange contracts liabilities	$8.0	$17.1

The net foreign currency gains recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $5.5 and $1.2 for the three and six months ended June 30, 2009, compared to a gain of $1.2 and $3.0 for the three and six months ended June 30, 2008.

The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of debt obligations at fair value as determined by quoted market prices as of June 30, 2009, was approximately $353.8.

8.	Income taxes

Our estimated income tax provision for the three and six months ended June 30, 2009 and 2008, resulted in an effective rate that differs from the U.S. federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local taxes, different tax rates in certain foreign tax jurisdictions and certain deductions

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

and credits for income tax purposes only. We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any tax return of significance since our formation. Accordingly, we could be exposed to additional income and other taxes.

9.	Pension plans

The components of net periodic pension cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$1.6	$1.8	$3.1	$3.6
Interest cost	5.0	5.2	9.9	10.3
Expected return on plan assets	(4.5)	(5.8)	(9.0)	(11.6)
Amortization of prior service cost	0.2	—	0.4	—
Amortization of net actuarial loss	0.9	0.1	1.9	0.2
Plan settlement	—	—	1.3	—

Net periodic pension cost	$3.2	$1.3	$7.6	$2.5

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the six months ended June 30, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the six months ended June 30, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.

10.	Postretirement benefits other than pensions

The components of net periodic postretirement benefits cost for such plans were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$—	$—	$—	$0.1
Interest cost	0.2	0.3	0.5	0.8
Amortization of prior service credit	(2.0)	(1.8)	(4.0)	(3.6)
Amortization of net actuarial loss	0.3	—	0.5	—
Curtailment amendment / partial settlement	—	1.8	—	(5.4)

Net periodic postretirement benefits (income) cost	$(1.5)	$0.3	$(3.0)	$(8.1)

In connection with a collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is being amortized into the statement of income over the three-year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare-eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. The Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses in the statement of income for the three months ended June 30, 2008, that were previously included in accumulated other comprehensive income. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008.

11.	Commitments and contingencies

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. In one case in which Ingersoll Rand is indemnifying us, the claimant is seeking damages of approximately $50.0, most of which were consequential damages that the Company contends were disclaimed. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

In November 2007, IUE-CWA Local No. 313 (the “Union”), which represents certain employees at the Company’s Painted Post facility, made an offer to have its striking members return to work under the terms of the previously expired labor agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer (the “Implemented Offer”), ended the lockout, and the represented employees returned to work under the Implemented Offer. Subsequently, the Union filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (the “NLRB”), containing multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

After investigation, the NLRB decided that only one-third of the Union’s claims should proceed to hearing and dismissed the remainder of the Union’s allegations. The Union continues to challenge one such dismissal through

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

administrative appeal to the NLRB, and the Company is defending the claims that proceeded to hearing. There has been no finding or determination that the Company violated federal labor law.

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

The claims that proceeded to hearing included the Company’s handling of the one-week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to trial and, as with any litigation, the outcome is difficult to predict. The Company anticipates that any impact arising from the claims will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take three to five years and potentially longer.

12.	Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

The following table represents the changes in the product warranty liability:

	Six Months
	Ended
	June 30,
	2009	2008

Beginning balance	$37.0	$28.5
Provisions for warranties issued during the period	10.7	11.4
Adjustments to warranties issued in prior periods	0.8	4.0
Payments during period	(7.5)	(13.6)
Foreign currency adjustments	0.5	0.8

Ending balance	$41.5	$31.1

13.	Segment information

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

Segment results for the three and six months ended June 30, 2009, and 2008 were as follows:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
New units	$348.3	$299.2	$626.7	$448.7
Aftermarket parts and services	257.8	242.0	488.3	456.3

Total revenues	$606.1	$541.2	$1,115.0	$905.0

Operating income
New units	$48.1	$25.7	$73.3	$34.9
Aftermarket parts and services	67.6	70.8	126.5	120.8
Unallocated	(19.5)	(21.0)	(39.5)	(33.3)

Total operating income	$96.2	$75.5	$160.3	$122.4

Depreciation and amortization
New units	$7.7	$7.8	$14.5	$13.4
Aftermarket parts and services	5.5	4.7	11.1	11.5

Total depreciation and amortization	$13.2	$12.5	$25.6	$24.9

Total assets (including goodwill)
New units	$383.1	$317.5	$383.1	$317.5
Aftermarket parts and services	774.3	735.0	774.3	735.0
Unallocated	974.4	1,005.3	974.4	1,005.3

Total assets	$2,131.8	$2,057.8	$2,131.8	$2,057.8

14.	Stockholders’ equity

Changes in stockholders’ equity for six months ended June 30, 2009, were:

				Accumulated
				Other
				Comprehensive
	Common	Additional	Retained	(Loss)
	Stock	Paid-in Capital	Earnings	Income	Total

At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)	$760.2
Stock-based employee compensation	—	4.7	—	—	4.7
Net income	—	—	94.8	—	94.8
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	13.4	13.4
Pension and other postretirement benefit plans — net of $0.3 tax:
Benefit plans amortization	—	—	—	(0.8)	(0.8)
Plan settlement	—	—	—	0.3	0.3

At June 30, 2009	$0.8	$389.3	$522.1	$(39.6)	$872.6

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

The components of total comprehensive income were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$60.3	$46.7	$94.8	$73.9
Other comprehensive income (loss):
Foreign currency adjustments	25.8	(3.4)	13.4	15.5
Pension and other postretirement benefit plans — net of $0.3 tax in 2009 and $1.7 tax in 2008:
Adoption of FASB Statement No. 158	—	—	—	(0.3)
Benefit plans amortization	(0.4)	(1.1)	(0.8)	(2.1)
Benefit plan amendment	—	—	—	2.2
Curtailment amendment	—	—	—	(4.5)
Partial settlement	—	1.2	0.3	1.2
Net gain from remeasurement	—	—	—	0.9

Total comprehensive income	$85.7	$43.4	$107.7	$86.8

During the six months ended June 30, 2009, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 498,692 shares of common stock and granted a total of 566,580 shares of restricted stock and restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. These stock compensation arrangements vest over one or four-year periods. Additionally, Directors were granted 28,022 shares of restricted stock which will vest over three years.

15.	Supplemental guarantor financial information

The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC (“Subsidiary Guarantors”).

The Company’s U.S income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amounts transferred for the three and six months ended June 30, 2009 were $0.0 and $107.1, respectively. The amount transferred for the three and six months ended June 30, 2008 was $72.6.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and six months ended June 30, 2009 and 2008, balance sheets at June 30, 2009, and December 31, 2008, and statements of cash flows for the six months ended June 30, 2009, and 2008.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$356.5	$300.4	$(50.8)	$606.1
Cost of sales	—	247.6	221.3	(32.8)	436.1

Gross profit	—	108.9	79.1	(18.0)	170.0
Selling and administrative expenses	39.1	15.5	28.6	(14.3)	68.9
Research and development expenses	—	4.4	0.5	—	4.9

(Loss) income from operations	(39.1)	89.0	50.0	(3.7)	96.2
Equity earnings in affiliates	86.5	4.1	—	(90.6)	—
Interest expense, net	(7.9)	—	(0.5)	—	(8.4)
Intercompany interest and fees	6.6	(1.5)	(5.1)	—	—
Other (expense) income, net	(0.3)	0.5	4.9	—	5.1

Income before income taxes	45.8	92.1	49.3	(94.3)	92.9
(Benefit) provision for income taxes	(14.5)	32.7	14.4	—	32.6

Net income	$60.3	$59.4	$34.9	$(94.3)	$60.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$325.6	$261.0	$(45.4)	$541.2
Cost of sales	—	238.4	191.7	(38.9)	391.2

Gross profit	—	87.2	69.3	(6.5)	150.0
Selling and administrative expenses	31.9	14.4	28.8	(6.2)	68.9
Research and development expenses	—	3.8	—	—	3.8
Partial settlement	—	1.8	—	—	1.8

(Loss) income from operations	(31.9)	67.2	40.5	(0.3)	75.5
Equity earnings in affiliates	65.2	1.5	—	(66.7)	—
Interest (expense) income, net	(8.1)	—	1.0	—	(7.1)
Intercompany interest and fees	5.8	2.7	(8.5)	—	—
Other income (expense), net	5.5	(5.6)	1.3	—	1.2

Income before income taxes	36.5	65.8	34.3	(67.0)	69.6
(Benefit) provision for income taxes	(10.2)	25.2	7.9	—	22.9

Net income	$46.7	$40.6	$26.4	$(67.0)	$46.7

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$673.0	$535.3	$(93.3)	$1,115.0
Cost of sales	—	474.7	400.3	(67.1)	807.9

Gross profit	—	198.3	135.0	(26.2)	307.1
Selling and administrative expenses	71.1	30.4	56.0	(21.0)	136.5
Research and development expenses	—	8.1	0.9	—	9.0
Plan settlement	—	—	1.3	—	1.3

(Loss) income from operations	(71.1)	159.8	76.8	(5.2)	160.3
Equity earnings in affiliates	142.1	6.5	—	(148.6)	—
Interest (expense) income, net	(15.5)	—	0.2	—	(15.3)
Intercompany interest and fees	11.1	(2.3)	(8.8)	—	—
Other income (expense), net	0.6	(0.3)	0.5	—	0.8

Income before income taxes	67.2	163.7	68.7	(153.8)	145.8
(Benefit) provision for income taxes	(27.6)	58.3	20.3	—	51.0

Net income	$94.8	$105.4	$48.4	$(153.8)	$94.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2008

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$601.6	$377.6	$(74.2)	$905.0
Cost of sales	—	441.7	267.6	(60.0)	649.3

Gross profit	—	159.9	110.0	(14.2)	255.7
Selling and administrative expenses	64.5	28.7	51.4	(11.8)	132.8
Research and development expenses	—	5.7	0.2	—	5.9
Curtailment amendment / partial settlement	—	(5.4)	—	—	(5.4)

(Loss) income from operations	(64.5)	130.9	58.4	(2.4)	122.4
Equity earnings in affiliates	115.5	2.7	—	(118.2)	—
Interest (expense) income, net	(16.1)	—	2.0	—	(14.1)
Intercompany interest and fees	7.4	2.5	(9.9)	—	—
Other income (expense), net	5.3	(4.7)	2.4	—	3.0

Income before income taxes	47.6	131.4	52.9	(120.6)	111.3
(Benefit) provision for income taxes	(26.3)	48.3	15.4	—	37.4

Net income	$73.9	$83.1	$37.5	$(120.6)	$73.9

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$17.3	$—	$183.9	$—	$201.2
Accounts receivable, net	—	147.6	178.7	0.1	326.4
Inventories, net	—	267.2	140.4	(12.9)	394.7
Prepaid expenses and deferred income taxes	25.0	4.0	23.9	(0.1)	52.8

Total current assets	42.3	418.8	526.9	(12.9)	975.1
Investment in affiliates	1,826.2	73.8	—	(1,900.0)	—
Property, plant and equipment, net	—	159.2	93.1	—	252.3
Intangible assets, net	—	437.7	440.8	—	878.5
Other assets	23.5	1.0	1.4	—	25.9

Total assets	$1,892.0	$1,090.5	$1,062.2	$(1,912.9)	$2,131.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(25.5)	$359.7	$387.6	$—	$721.8
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(25.5)	359.9	387.6	—	722.0
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	666.6	(720.9)	54.3	—	—
Other noncurrent liabilities	8.3	99.9	59.0	—	167.2

Total liabilities	1,019.4	(261.1)	500.9	—	1,259.2

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	871.8	1,351.6	561.3	(1,912.9)	871.8

Total stockholders’ equity	872.6	1,351.6	561.3	(1,912.9)	872.6

Total liabilities and stockholders’ equity	$1,892.0	$1,090.5	$1,062.2	$(1,912.9)	$2,131.8

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7.4)	$19.5	$56.3	$—	$68.4

Cash flows from investing activities:
Capital expenditures	—	(11.8)	(2.1)	—	(13.9)
Proceeds from sale of property, plant and equipment	—	1.0	—	—	1.0
Other investments	(5.0)	—	—	—	(5.0)

Net cash used in investing activities	(5.0)	(10.8)	(2.1)	—	(17.9)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Payments of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	3.1	(8.6)	5.5	—	—

Net cash provided by (used in) financing activities	3.2	(8.7)	5.5	—	—

Effect of exchange rate changes	—	—	3.6	—	3.6
Net (decrease) increase in cash and equivalents	(9.2)	—	63.3	—	54.1
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$17.3	$—	$183.9	$—	$201.2

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

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (63 sales offices, 34 service centers and 12 manufacturing locations) in 18 U.S. states and 26 countries.

The energy markets continue to be driven by worldwide supply and demand, production and processing capacity, and geopolitical risks. Despite the recent financial market turmoil and global economic slow down, we continue to believe that the longer-term fundamentals affecting the energy industry will support continued strength in our served markets.

For the near term, the market for new unit orders has changed as end-users feel less urgency to place orders. Consequently, we are identifying opportunities to reduce costs and we are actively managing spending.

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

Results of Operations

Three months ended June 30, 2009, compared to the three months ended June 30, 2008:

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Period to Period Change
	2009		2008		2008 to 2009	% Change

Statement of Operations Data:
Total revenues	$606.1	100.0%	$541.2	100.0%	$64.9	12.0%
Cost of sales	436.1	72.0	391.2	72.3	44.9	11.5%

Gross profit	170.0	28.0	150.0	27.7	20.0	13.3%
Selling and administrative expenses	68.9	11.3	68.9	12.7	—	0.0%
Research and development expenses	4.9	0.8	3.8	0.7	1.1	28.9%
Plan settlement	—	—	1.8	0.3	(1.8)	(100.0)%

Operating income	96.2	15.9	75.5	14.0	20.7	27.4%
Interest expense, net	(8.4)	(1.4)	(7.1)	(1.3)	(1.3)	18.3%
Other income, net	5.1	0.8	1.2	0.2	3.9	325.0%

Income before income taxes	92.9	15.3	69.6	12.9	23.3	33.5%
Provision for income taxes	32.6	5.4	22.9	4.3	9.7	42.4%

Net income	$60.3	9.9%	$46.7	8.6%	$13.6	29.1%

Bookings	$404.7		$503.6		$(98.9)	(19.6)%

Backlog — ending	$1,949.2		$2,085.8		$(136.6)	(6.5)%

Total revenues.  Total revenues were $606.1 for the three months ended June 30, 2009, compared to $541.2 for the three months ended June 30, 2008, an increase of $64.9 or 12.0%. Revenue increased approximately $24.9 as a result of the acquisitions of Peter Brotherhood Ltd., Enginuity LLC, and Arrow Industries Inc., in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the stronger U.S. dollar in the three months ended June 30, 2009, which reduced revenues by approximately $44.8. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the three months ended June 30, 2009 than the three months ended June 30, 2008, in both segments, driven by a high level of bookings in late 2007 and early 2008.

Cost of sales.  Cost of sales was $436.1 for the three months ended June 30, 2009, compared to $391.2 for the three months ended June 30, 2008. As a percentage of revenues, cost of sales was 72.0% for the three months ended June 30, 2009, compared to 72.3% for the three months ended June 30, 2008. Overall cost of sales as a percentage of revenue decreased due to a change in mix. Although we experienced an unfavorable impact in overall mix resulting from revenue shifting to the lower margin new unit segment from the higher margin aftermarket segment, this was more than offset by a more favorable mix within the new unit segment.

Gross profit.  Gross profit was $170.0 for the three months ended June 30, 2009, compared to $150.0 for the three months ended June 30, 2008. As a percentage of revenues, gross profit was 28.0% for the three months ended June 30, 2009, compared to 27.7% for the three months ended June 30, 2008. The increase in the gross profit percentage resulted from the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $68.9 for both the three months ended June 30, 2009, and the three months ended June 30, 2008. Selling and administrative expenses for the three months ended June 30, 2009 remained comparable to the three months ended June 30, 2008 as a result of cost control actions taken in the three months ended March 31, 2009. As a percentage of sales, selling and administrative expenses declined to 11.3% from 12.7%.

Research and development expenses.  Research and development expenses for the three months ended June 30, 2009, were $4.9 compared to $3.8 for the three months ended June 30, 2008. We expect total research and development expenditures for the full year 2009 to exceed that incurred in 2008.

Plan settlement / curtailment amendment.  In connection with a collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare-eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the first quarter 2008 statement of income, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses in the three months ended June 30, 2008 statement of income which were previously included in accumulated other comprehensive income. The net amount related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the six months ended June 30, 2008.

Operating income.  Operating income was $96.2 for the three months ended June 30, 2009, compared to $75.5 for the three months ended June 30, 2008, an increase of $20.7. The increase was primarily attributable to higher gross profit discussed above. As a percentage of revenues, operating income for 2009 was 15.9% compared to 14.0% for 2008.

Interest expense, net.  Interest expense, net was $8.4 for the three months ended June 30, 2009, compared to $7.1 for the three months ended June 30, 2008, including approximately $0.8 of amortization of deferred financing costs for both periods. We experienced lower interest income in the three months ended June 30, 2009 resulting from lower interest bearing cash balances and lower interest rates.

Other income, net.  Other income, net was $5.1 for the three months ended June 30, 2009, compared to other income, net of $1.2 for the three months ended June 30, 2008. Other income, net consists primarily of net currency gains and losses.

Provision for income taxes.  Provision for income taxes was $32.6 for the three months ended June 30, 2009, and $22.9 for the three months ended June 30, 2008. Our estimated income tax provision for the three months ended June 30, 2009 and 2008, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. The effective tax rate increased to 35.1% in the three months ended June 30, 2009 compared to 32.9% in the three months ended June 30, 2008 due primarily to a shift in income to higher tax jurisdictions.

Bookings and backlog.  Bookings for the three months ended June 30, 2009, were $404.7 compared to $503.6 for the three months ended June 30, 2008, a decrease of $98.9 or 19.6%. New units segment bookings decreased $63.2, and aftermarket parts and services bookings decreased $35.7. The decline in bookings is discussed further in the segment section below.

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

Segment Analysis — three months ended June 30, 2009, compared to three months ended June 30, 2008:

	Three Months Ended June 30,				Period to Period Change
	2009		2008		2008 to 2009	% Change

Revenues
New units	$348.3	57.5%	$299.2	55.3%	$49.1	16.4%
Aftermarket parts and services	257.8	42.5%	242.0	44.7%	15.8	6.5%

Total revenues	$606.1	100.0%	$541.2	100.0%	$64.9	12.0%

Gross profit
New units	$71.0		$47.1		$23.9	50.7%
Aftermarket parts and services	99.0		102.9		(3.9)	(3.8)%

Total gross profit	$170.0		$150.0		$20.0	13.3%

Operating income
New units	$48.1		$25.7		$22.4	87.2%
Aftermarket parts and services	67.6		70.8		(3.2)	(4.5)%
Unallocated	(19.5)		(21.0)		1.5	(7.1)%

Total operating income	$96.2		$75.5		$20.7	27.4%

Bookings
New units	$169.0		$232.2		$(63.2)	(27.2)%
Aftermarket parts and services	235.7		271.4		(35.7)	(13.2)%

Total bookings	$404.7		$503.6		$(98.9)	(19.6)%

Backlog - ending
New units	$1,535.6		$1,707.8		$(172.2)	(10.1)%
Aftermarket parts and services	413.6		378.0		35.6	9.4%

Total backlog	$1,949.2		$2,085.8		$(136.6)	(6.5)%

New Units

Revenues.  New units revenues were $348.3 for the three months ended June 30, 2009, compared to $299.2 for the three months ended June 30, 2008, an increase of $49.1 or 16.4%. New units revenues increased approximately $11.9 as a result of the acquisitions of Peter Brotherhood Ltd and Enginuity LLC, in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the stronger U.S. dollar in the three months ended June 30, 2009, which reduced revenues by approximately $25.6. The highly engineered nature of new unit products does not lend itself to reasonably measure the impact of price, volume and mix on changes in our new unit revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was higher during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 driven by a strong level of bookings in late 2007 and early 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.

Gross profit.  Gross profit was $71.0 for the three months ended June 30, 2009, compared to $47.1 for the three months ended June 30, 2008. Gross profit, as a percentage of segment revenues, was 20.4% for 2009 compared to 15.7% for 2008. Gross profit as a percentage of revenues increased significantly as a result of an appreciably better mix within the new unit segment in the three months ended June 30, 2009. Overall gross profit increased as a result of this mix impact as well as higher volume including the impact of the 2008 acquisitions. These impacts were mitigated by the foreign currency impact of a stronger U.S. dollar in the three months ended June 30, 2009.

Operating income.  Operating income was $48.1 for the three months ended June 30, 2009, compared to $25.7 for the three months ended June 30, 2008. As a percentage of segment revenues, operating income was 13.8% for 2009 compared to 8.6% for 2008. Increases in operating income, as well as increases in operating income as a percentage of segment revenues both resulted primarily from the factors discussed above.

Bookings and Backlog.  New units bookings for the three months ended June 30, 2009 were $169.0, compared to $232.2 for the three months ended June 30, 2008. The decrease in new units bookings reflects the change in the market as end-users, for tactical reasons, have demonstrated less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects. The backlog was $1,535.6 at June 30, 2009, compared to $1,707.8 at June 30, 2008.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $257.8 for the three months ended June 30, 2009, compared to $242.0 for the three months ended June 30, 2008, an increase of $15.8 or 6.5%. Aftermarket revenues increased approximately $13.0 as a result of the acquisitions of Peter Brotherhood Ltd., Enginuity LLC, and Arrow Industries Inc., in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the strengthening U.S. dollar, which reduced revenues by approximately $19.2. The Aftermarket segment experienced higher volumes as well as some improved pricing during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $99.0 for the three months ended June 30, 2009, compared to $102.9 for the three months ended June 30, 2008. Gross profit as a percentage of segment revenues was 38.4%, for the three months ended June 30, 2009 compared to 42.5% for the three months ended June 30, 2008. Both gross profit as a percentage of revenues and overall gross profit decreased due to a less favorable mix within the segment resulting from a change in mix within the segment. Overall gross profit was also negatively impacted by the foreign currency impact of a stronger U.S. dollar in the three months ended June 30, 2009.

Operating income.  Operating income was $67.6 for the three months ended June 30, 2009, compared to $70.8 for the three months ended June 30, 2008. As a percentage of segment revenues, operating income decreased to 26.2% for 2009 from 29.3% for 2008. The changes in operating income and operating income as a percentage of segment revenues have resulted principally for the reasons discussed above.

Bookings and Backlog.  Bookings for the three months ended June 30, 2009 were $235.7, compared to $271.4 for the three months ended June 30, 2008. The decline in bookings in the aftermarket segment for the three months ended June 30, 2009, has principally resulted from a significant decline in order flow from one national oil company client. Backlog was $413.6 as of June 30, 2009 compared to $378.0 at June 30, 2008.

Results of Operations

Six months ended June 30, 2009, compared to the six months ended June 30, 2008:

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Period to Period Change
	2009		2008		2008 to 2009	% Change

Statement of Operations Data:
Total revenues	$1,115.0	100.0%	$905.0	100.0%	$210.0	23.2%
Cost of sales	807.9	72.5	649.3	71.7	158.6	24.4%

Gross profit	307.1	27.5	255.7	28.3	51.4	20.1%
Selling and administrative expenses	136.5	12.2	132.8	14.7	3.7	2.8%
Research and development expenses	9.0	0.8	5.9	0.7	3.1	52.5%
Plan settlement / curtailment amendment	1.3	0.1	(5.4)	(0.6)	6.7	(124.1)%

Operating income	160.3	14.4	122.4	13.5	37.9	31.0%
Interest expense, net	(15.3)	(1.4)	(14.1)	(1.6)	(1.2)	8.5%
Other income, net	0.8	0.1	3.0	0.4	(2.2)	(73.3)%

Income before income taxes	145.8	13.1	111.3	12.3	34.5	31.0%
Provision for income taxes	51.0	4.6	37.4	4.1	13.6	36.4%

Net income	$94.8	8.5%	$73.9	8.2%	$20.9	28.3%

Bookings	$760.5		$1,079.3		$(318.8)	(29.5)%

Backlog — ending	$1,949.2		$2,085.8		$(136.6)	(6.5)%

Total revenues.  Total revenues were $1,115.0 for the six months ended June 30, 2009, compared to $905.0 for the three months ended June 30, 2008, an increase of $210.0 or 23.2%. Revenue increased approximately $70.7 as a result of the acquisitions of Peter Brotherhood Ltd., Enginuity LLC, and Arrow Industries Inc., in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of a stronger U.S. dollar, which reduced revenues by approximately $75.0. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, principally in our new unit segment, driven by a high level of new units bookings in late 2007 and early 2008.

Cost of sales.  Cost of sales was $807.9 for the six months ended June 30, 2009, compared to $649.3 for the six months ended June 30, 2008. As a percentage of revenues, cost of sales was 72.5% for the six months ended June 30, 2009, compared to 71.7% for the six months ended June 30, 2008. Overall cost of sales as a percentage of sales increased due to a significant shift in sales mix as lower margin new unit sales increased to 56.2% of total sales compared to 49.6% for the first six months ended June 30, 2008. This impact was partly mitigated by more a favorable mix within the new units segment.

Gross profit.  Gross profit was $307.1 for the six months ended June 30, 2009, compared to $255.7 for the six months ended June 30, 2008. As a percentage of revenues, gross profit was 27.5% for the three months ended June 30, 2009, compared to 28.3% for the six months ended June 30, 2008. The decrease in the gross profit percentage resulted from the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $136.5 for the six months ended June 30, 2009, compared to $132.8 for the six months ended June 30, 2008, an increase of $3.7. The dollar increase was attributable to higher expenses to support increased business volume. As a percentage of sales, selling and administrative expenses declined to 12.2% from 14.7% as a result of cost control actions taken in the three months ended March 31, 2009.

Research and development expenses.  Research and development expenses for the six months ended June 30, 2009 were $9.0 compared to $5.9 for the six months ended June 30, 2008. We expect total research and development expenditures for the full year 2009 to exceed that incurred in 2008.

Plan settlement / curtailment amendment.  In connection with a collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare-eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the first quarter 2008 statement of income, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses in the three months ended June 30, 2008 statement of income which were previously included in accumulated other comprehensive income. The net amount related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the six months ended June 30, 2008.

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Prior service costs associated with the curtailment amendment were not material to the consolidated financial statements. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge including approximately $0.4 of net actuarial losses included in accumulated other comprehensive income in the consolidated statement of income for the three months ended March 31, 2009. The cash payment required to effect the plan conversion was $1.5.

Operating income.  Operating income was $160.3 for the six months ended June 30, 2009, compared to $122.4 for the six months ended June 30, 2008, an increase of $37.9. The $37.9 increase was attributed to higher gross profit partially offset by increased selling and administrative expense discussed above. As a percentage of revenues, operating income for 2009 was 14.4% compared to 13.5% for 2008.

Interest expense, net.  Interest expense, net was $15.3 for the six months ended June 30, 2009, compared to $14.1 for the six months ended June 30, 2008, including approximately $1.6 of amortization of deferred financing costs for both periods. We experienced lower interest income in the three months ended June 30, 2009 resulting from lower interest bearing cash balances and lower interest rates.

Other income, net.  Other income, net was $0.8 for the six months ended June 30, 2009, compared to $3.0 for the six months ended June 30, 2008. Other income, net consists primarily of net currency gains and losses.

Provision for income taxes.  Provision for income taxes was $51.0 for the six months ended June 30, 2009, and $37.4 for the six months ended June 30, 2008. Our estimated income tax provision for the six months ended June 30, 2009 and 2008, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. The effective tax rate increased to 35.0% in the six months ended June 30, 2009 compared to 33.6% in the six months ended June 30, 2008 due primarily to a shift in income to higher tax jurisdictions.

Bookings and backlog.  Bookings for the six months ended June 30, 2009, was $760.5 compared to $1,079.3 for the six months ended June 30, 2008, a decrease of $318.8. New units bookings decreased $292.8, and aftermarket parts and services decreased $26.0. The decline in bookings is discussed further in the segment section below.

Segment Analysis — six months ended June 30, 2009, compared to six months ended June 30, 2008:

	Six Months Ended June 30,				Period to Period Change
	2009		2008		2008 to 2009	% Change

Revenues
New units	$626.7	56.2%	$448.7	49.6%	$178.0	39.7%
Aftermarket parts and services	488.3	43.8%	456.3	50.4%	32.0	7.0%

Total revenues	$1,115.0	100.0%	$905.0	100.0%	$210.0	23.2%

Gross profit
New units	$118.5		$72.3		$46.2	63.9%
Aftermarket parts and services	188.6		183.4		5.2	2.8%

Total gross profit	$307.1		$255.7		$51.4	20.1%

Operating income
New units	$73.3		$34.9		$38.4	110.0%
Aftermarket parts and services	126.5		120.8		5.7	4.7%
Unallocated	(39.5)		(33.3)		(6.2)	18.6%

Total operating income	$160.3		$122.4		$37.9	31.0%

Bookings
New units	$278.4		$571.2		$(292.8)	(51.3)%
Aftermarket parts and services	482.1		508.1		(26.0)	(5.1)%

Total bookings	$760.5		$1,079.3		$(318.8)	(29.5)%

Backlog — ending
New units	$1,535.6		$1,707.8		$(172.2)	(10.1)%
Aftermarket parts and services	413.6		378.0		35.6	9.4%

Total backlog	$1,949.2		$2,085.8		$(136.6)	(6.5)%

New Units

Revenues.  New units revenues were $626.7 for the six months ended June 30, 2009, compared to $448.7 for the six months ended June 30, 2008, an increase of $178.0 or 39.7%. New unit revenues increased approximately $44.5 as a result of the acquisitions of Peter Brotherhood Ltd and Enginuity LLC, in the third quarter of 2008. This increase was substantially offset by the foreign currency translation impact of the stronger U.S. dollar in the six months ended June 30, 2009, which reduced revenues by approximately $43.2. The highly engineered nature of new units products does not lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 driven by a strong level of new units bookings in late 2007 and early 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.

Gross profit.  Gross profit was $118.5 for the six months ended June 30, 2009, compared to $72.3 for the six months ended June 30, 2008. Gross profit, as a percentage of segment revenues, was 18.9% for 2009 compared to 16.1% for 2008. Gross profit as a percentage of segment revenues increased due to a significantly improved mix within the new units segment during the three months ended June 30, 2009.

Operating income.  Operating income was $73.3 for the six months ended June 30, 2009, compared to $34.9 for the six months ended June 30, 2008. As a percentage of segment revenues, operating income was 11.7% for the six months ended June 30, 2009 compared to 7.8% for the six months ended June 30, 2008. These increases resulted from the factors discussed above.

Bookings and Backlog.  New units bookings for the six months ended June 30, 2009 were $278.4, compared to $571.2 for the six months ended June 30, 2008. The decrease in new unit bookings reflects the change in the market as end-users, for tactical reasons, have demonstrated less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects. The backlog was $1,535.6 at June 30, 2009, compared to $1,707.8 at June 30, 2008.

Aftermarket Parts and Services

Revenues.  Aftermarket parts and services revenues were $488.3 for the six months ended June 30, 2009, compared to $456.3 for the six months ended June 30, 2008, an increase of $32.0 or 7.0%. Aftermarket revenues increased approximately $26.2 as a result of the acquisitions of Peter Brotherhood Ltd., Enginuity LLC, and Arrow Industries Inc., in the third quarter of 2008. This increase was more than offset by the foreign currency translation impact of the strengthening U.S. dollar, which reduced revenues by approximately $31.8. The aftermarket segment experienced higher volumes as well as some improved pricing during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit.  Gross profit was $188.6 for the six months ended June 30, 2009, compared to $183.4 for the six months ended June 30, 2008. Gross profit as a percentage of segment revenues was 38.6%, for the six months ended June 30, 2009 compared to 40.2% for the six months ended June 30, 2008. Gross profit as a percentage of revenues decreased due to a less favorable mix within the segment.

Operating income.  Operating income was $126.5 for the six months ended June 30, 2009, compared to $120.8 for the six months ended June 30, 2008. As a percentage of segment revenues, operating income decreased to 25.9% for 2009 from 26.5% for 2008, principally from the factors discussed above.

Bookings and Backlog.  Bookings for the six months ended June 30, 2009, were $482.1, compared to $508.1 for the six months ended June 30, 2008. The decline in bookings in the aftermarket segment for the six months ended June 30, 2009 has principally resulted from a significant decline in order flow from one national oil company client. Backlog was $413.6 as of June 30, 2009, compared to $378.0 at June 30, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2009, was $68.4 compared to $104.2 for the six months end June 30, 2008. Although net income improved to $94.8 for the six months ended June 30, 2009, from $73.9 for the six months ended June 30, 2008, increased pension contributions of $26.0 made in accordance with our funding policy and an increase in our working capital investment resulted in an overall decrease in net cash provided by operating activities. Accounts receivable declined from December 31, 2008 to June 30, 2009, as a result of improved collections. The decrease in accounts receivable, however, was more than offset by an increase in work-in-process inventories and lower accounts payable and accruals. Work-in-process inventories have increased in advance of expected shipments for the remainder of the year, and the decrease in accounts payable has resulted primarily from the timing of payments. The plan settlement/curtailment amendment of the retiree medical benefits plan covering our represented employees at our Olean, NY facility was $11.8 in 2008.

Net cash used in investing activities was $17.9 for the six months ended June 30, 2009, compared to $14.6 in the same period for 2008. During the six months ended June 30, 2009, we made our final contractually required investment to Ramgen Power Systems, LLC of $5.0.

There was no cash used in financing activities for the six months ended June 30, 2009, and $26.5 for the six months ended June 30, 2008. The decline in net cash used in financing activities was related to the share repurchase program that commenced in April 2008 and was completed in August 2008.

As of June 30, 2009, we had cash and cash equivalents of $201.2 and the ability to borrow $258.6 under our $500.0 restated senior secured revolving credit facility, as $241.4 was used for outstanding letters of credit, bank guarantees, and similar instruments. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations.

New accounting standards

On January 1, 2009, the Company adopted Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. At June 30, 2009, noncontrolling interests in the Company’s subsidiaries were not material to the Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted Staff Position No. 141(R)-1, Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, which amends and clarifies Statement No. 141(R). This Staff Position addresses application issues and concerns raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

On April 1, 2009, the Company adopted Statement No. 165, Subsequent Events. This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, Accounting for Transfers of financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Statement No. 166 eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Statement No. 167 requires the determination of whether a company is required to consolidate an entity to be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Statement No. 166 and Statement No. 167 are both effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of these two statements on the Consolidated Financial Statements.

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

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Over the past several years through the middle of 2008, the general weakening of the U.S. dollar improved our overall results when the local currency financial statements were translated into U.S. dollars for inclusion in our consolidated financial statements. This trend has since reversed as the U.S dollar strengthened having the effect of reducing our overall results. The net foreign currency gains recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $1.2 for the six months ended June 30, 2009, compared to a net gain of $3.0 for the six months ended June 30, 2008.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2009, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS ($ in millions)

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. In one case in which Ingersoll Rand is indemnifying us, the claimant is seeking damages of approximately $50.0, most of which were consequential damages that the Company contends were disclaimed. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

In November 2007, IUE-CWA Local No. 313 (the “Union”), which represents certain employees at the Company’s Painted Post facility, made an offer to have its striking members return to work under the terms of the previously expired labor agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer (the “Implemented Offer”), ended the lockout, and the represented employees returned to work under the Implemented Offer. Subsequently, the Union filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (the “NLRB”), containing multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

After investigation, the NLRB decided that only one-third of the Union’s claims should proceed to hearing and dismissed the remainder of the Union’s allegations. The Union continues to challenge one such dismissal through administrative appeal to the NLRB, and the Company is defending the claims that proceeded to hearing. There has been no finding or determination that the Company violated federal labor law.

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

The claims that proceeded to hearing included the Company’s handling of the one-week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, there is a reasonable possibility that certain claims may proceed to trial and, as with any litigation, the outcome is difficult to predict. The Company anticipates that any impact arising from the claims will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take three to five years and potentially longer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended June 30, 2009:

Approximate
Dollar Value
of Shares
			Total Number	That May Yet
			of Shares	Be Purchased
	Total Number	Average Price	Purchased as Part of	Under the
	of Shares	Paid per	Publicly Announced Plans	Plans or
Period	Purchased(1)	Share	or Programs	Programs

April 2009	—		—
May 2009	651	$25.03	—
June 2009	—		—

Total	651		—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 12, 2009. The stockholders (1) elected eight directors to serve until the annual meeting of stockholders in 2010 and (2) ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009.

The following are the results of the vote:

Proposals:	Votes For	Against	Withheld	Abstain

Election of Directors
William E. Macaulay	73,016,990	—	3,717,527	—
Vincent R. Volpe Jr.	73,015,415	—	3,719,102	—
Rita V. Foley	68,267,279	—	8,467,238	—
Louis A. Raspino	68,274,190	—	8,460,327	—
Philip R. Roth	73,018,379	—	3,716,138	—
Michael L. Underwood	73,016,212	—	3,718,305	—
Jean-Paul Vettier	68,272,314	—	8,462,203	—
Joseph C. Winkler III	73,016,065	—	3,718,452	—
Ratify appointment of Independent Registered Public Accountants	76,671,602	45,314	—	17,601

There were no broker non-votes.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).
10.1	Offer Letter, dated May 12, 2009, from Dresser-Rand Group Inc. to James Garman.*
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

*	Executive Compensation Plans and Arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

/s/  Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer
Date: July 29, 2009