Form 10-Q
period 2009-09-30
Dresser-Rand Group Inc.
filed 2009-10-29
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from                      to
Commission file number 001-32586
Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West8 Tower, Suite 1000 10205 Westheimer Road Houston, TX	77042

(Address of principal executive offices)	(Zip Code)
(713) 354-6100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of October 26, 2009, was 82,517,710

DRESSER-RAND GROUP INC.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited; $ in millions, except per share amounts)

Net sales of products	$494.8	$451.7	$1,400.3	$1,187.0
Net sales of services	117.3	92.2	326.8	261.9

Total revenues	612.1	543.9	1,727.1	1,448.9

Cost of products sold	350.3	320.0	1,015.7	855.6
Cost of services sold	79.6	66.5	222.2	180.2

Total cost of sales	429.9	386.5	1,237.9	1,035.8

Gross profit	182.2	157.4	489.2	413.1
Selling and administrative expenses	70.9	71.1	207.4	204.0
Research and development expenses	5.7	3.5	14.6	9.3
Plan settlement / curtailment amendment	—	—	1.3	(5.4)

Income from operations	105.6	82.8	265.9	205.2

Interest expense, net	(8.3)	(7.1)	(23.6)	(21.2)
Other income (expense), net	3.2	(5.4)	4.0	(2.4)

Income before income taxes	100.5	70.3	246.3	181.6
Provision for income taxes	25.9	23.5	76.9	60.9

Net income	$74.6	$46.8	$169.4	$120.7

Net income per common share-basic and diluted	$0.91	$0.57	$2.07	$1.43

Weighted average shares outstanding — (In thousands)
Basic	81,705	82,392	81,644	84,407

Diluted	82,013	82,608	81,794	84,591

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
	(Unaudited; $ in millions, except
	share and per share amounts)
Assets

Current assets
Cash and cash equivalents	$198.2	$147.1
Accounts receivable, less allowance for losses of $12.2 at 2009 and $11.6 at 2008	309.6	366.3
Inventories, net	373.0	328.5
Prepaid expenses	42.8	43.4
Deferred income taxes, net	22.9	22.5

Total current assets	946.5	907.8
Property, plant and equipment, net	259.6	250.3
Goodwill	464.9	429.1
Intangible assets, net	436.6	441.6
Other assets	24.5	23.4

Total assets	$2,132.1	$2,052.2

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accruals	$392.5	$430.9
Customer advance payments	210.2	275.0
Accrued income taxes payable	17.1	30.2
Loans payable	0.1	0.2

Total current liabilities	619.9	736.3
Deferred income taxes, net	21.1	22.9
Postemployment and other employee benefit liabilities	111.7	135.3
Long-term debt	370.0	370.1
Other noncurrent liabilities	35.5	27.4

Total liabilities	1,158.2	1,292.0

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 82,519,183 and 81,958,846 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	394.2	384.6
Retained earnings	596.7	427.3
Accumulated other comprehensive loss	(17.8)	(52.5)

Total stockholders’ equity	973.9	760.2

Total liabilities and stockholders’ equity	$2,132.1	$2,052.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income	$169.4	$120.7
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	37.9	37.0
Deferred income taxes	(1.3)	2.3
Stock-based compensation	8.0	4.4
Amortization of debt financing costs	2.4	2.3
Provision for losses on inventory	4.2	2.1
Plan settlement / curtailment amendment	(0.2)	(11.8)
Loss on sale of property, plant and equipment	0.1	0.3
Equity loss on investments	0.8	—
Working capital and other, net of acquisitions
Accounts receivable	61.8	18.5
Inventories	(38.2)	(52.4)
Accounts payable and accruals	(49.8)	34.2
Customer advances	(77.5)	44.2
Other	(38.0)	(34.8)

Net cash provided by operating activities	79.6	167.0

Cash flows from investing activities
Capital expenditures	(21.1)	(27.6)
Proceeds from sales of property, plant and equipment	1.0	0.3
Acquisitions, net of cash acquired	(12.7)	(89.6)
Other investments	(5.0)	—

Net cash used in investing activities	(37.8)	(116.9)

Cash flows from financing activities
Proceeds from exercise of stock options	2.1	1.4
Repurchase of common stock	—	(150.2)
Payments of long-term debt	(0.1)	(0.2)

Net cash provided by (used in) financing activities	2.0	(149.0)

Effect of exchange rate changes on cash and cash equivalents	7.3	(4.2)

Net increase (decrease) in cash and cash equivalents	51.1	(103.1)
Cash and cash equivalents, beginning of the period	147.1	206.2

Cash and cash equivalents, end of period	$198.2	$103.1

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
1. Basis of presentation
Unless the context otherwise indicates, the terms “we”, “our”, “us”, the “Company” and similar terms, refer to Dresser-Rand Group, Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and our other filings with the Securities and Exchange Commission. Operating results for the 2009 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts in previously issued financial statements have been reclassified to conform to the 2009 presentation. Subsequent events occurring after the balance sheet date but before the financial statement issuance date have been evaluated through October 29, 2009, the date of the filing.
2. New accounting standards
On January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) 810 (formerly Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. At September 30, 2009, noncontrolling interests in the Company’s subsidiaries were not material to the consolidated financial statements.
On January 1, 2009, the Company adopted ASC 805 (formerly Statement No. 141(R), Business Combinations). ASC 805 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. The adoption of ASC 805 did not have a material impact on the consolidated financial statements.
On January 1, 2009, the Company adopted ASC 805-20-25-18A (formerly Staff Position No. 141 (R)-1, Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies), which amends and clarifies ASC 805. ASC 805-20-25-18A provides additional guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of ASC 805-20-25-18A did not have a material impact on the consolidated financial statements.
On April 1, 2009, the Company adopted ASC 855 (formerly Statement No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 860 (formerly Statement No. 166, Accounting for Transfers of Financial Assets), and ASC 810 (formerly Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 860 includes a revision to former Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requiring more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 810, includes a revision to former FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 requires the determination of whether a company is required to consolidate an entity to be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 860 and ASC 810 are both effective for financial statements issued for fiscal years beginning after November 15, 2009. These two statements are not expected to have a material impact on our consolidated financial statements.

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
In June 2009, the FASB issued ASC 105-10 (formerly Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification is the source of all authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. ASC 105-10 also modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP; authoritative and non-authoritative. ASC 105-10 did not have an impact on the reporting of our financial position, results of operations or cash flows.
3. Acquisitions and other investments (£ in millions)
On September 1, 2009, the Company acquired the assets of Compressor Renewal Services Ltd. (“CRS”) located in Odessa, Texas for $12.7. CRS services separable, process and integral-engine reciprocating compressors primarily in the North American natural gas transmission market. The purchase agreement includes the potential for additional cash consideration based on achieving certain earnings targets over a five-year period beginning on October 1, 2009. The additional consideration is up to a maximum of $3.7 depending upon the achievement of such targets. The estimated fair value of the additional consideration has been included as a liability in the financial statements. Changes in the fair value will be recognized immediately in the consolidated statement of income at each reporting date until the contingency is resolved.
In 2008, the Company acquired three businesses and paid net total cash of $91.4, including $5.1 of acquisition costs.
On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (the business hereafter being referred to as “PBL”) in the United Kingdom. PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems, and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries. The purchase agreement includes the potential for additional cash consideration based on Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”) for PBL’s fiscal year ended November 30, 2008. The additional consideration is up to a maximum of £16.3, which would be achieved if the EBITDA for the fiscal year ended November 30, 2008, is at least £6.0. The agreement also includes a potential price adjustment based on the net operating assets and the pension liability at closing. Once these contingencies are resolved, any additional consideration will be recorded as incremental purchase price of PBL and included in goodwill.
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
All acquisitions have been integrated into the Company’s existing new units and aftermarket parts and services operating segments.

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2009	2008

Accounts receivable, net	$0.8	$11.6
Inventory, net	0.5	29.4
Prepaid expenses	—	1.1

Total current assets	1.3	42.1

Property, plant and equipment	7.0	39.6
Amortizable intangible assets	3.0	33.4
Goodwill	3.3	24.2
Other assets	—	0.3

Total assets acquired	14.6	139.6

Accounts payable and accruals	0.4	18.4
Customer advance payments	—	26.0
Other liabilities	1.5	3.8

Total liabilities assumed	1.9	48.2

Cash paid — net of $18.6 cash acquired in 2008	$12.7	$91.4

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods is not considered material. The results of each acquisition have been included in our consolidated financial results since the date of such acquisition, and were not material to the results of operations for the three or nine months ended September 30, 2009, and 2008. Cash paid in the table above reflects an additional $1.8 for working capital settlements paid during the three months ended December 31, 2008.
Other Investments
In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009, which resulted in a non-controlling interest of 17.1%. The agreement allows the Company to make additional optional investments of $14.0 through October 2012.
In April, 2009, an affiliate of the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The affiliate will own approximately 50% of D-R Arabia. The affiliate has made a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC will own approximately 50% of the Company and has made a cash contribution of approximately $0.3.

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	September 30, 2009		Weighted	December 31, 2008
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$93.1	$10.9	39 years	$92.8	$9.2
Customer relationships	259.4	32.6	37 years	250.5	26.5
Software	30.6	15.0	10 years	30.6	12.7
Existing technology	137.0	26.5	24 years	136.3	22.1
Non-compete agreement	2.2	0.7	4 years	2.1	0.2

Total amortizable intangible assets	$522.3	$85.7		$512.3	$70.7

Intangible asset amortization expense was $4.9 and $14.5 for the three and nine months ended September 30, 2009, and $4.7 and $13.3 for the three and nine months ended September 30, 2008, respectively.
The following table represents the changes in goodwill:

September 30,
2009

Beginning balance	$429.1
Acquisitions	3.3
Adjustments	4.2
Foreign currency adjustments	28.3

Ending balance	$464.9

5. Inventories
Inventories were as follows:

	September 30,	December 31,
	2009	2008

Raw materials and supplies	$143.1	$141.7
Work-in-process and finished goods	508.2	496.4

	651.3	638.1
Less: Progress payments	(278.3)	(309.6)

Total inventories	$373.0	$328.5

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
6. Property, plant and equipment
Property, plant and equipment was comprised of the following:

	September 30,	December 31,
	2009	2008

Cost:
Land	$15.2	$14.7
Buildings and improvements	105.8	88.0
Machinery and equipment	281.0	266.3

	402.0	369.0
Less: Accumulated depreciation	(142.4)	(118.7)

Property, plant and equipment, net	$259.6	$250.3

7. Financial Instruments
The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities as well as through the use of financial instruments, principally forward exchange contracts.
The purpose of the Company’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company may enter into forward exchange contracts. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions and forecast sales and purchases.
The Company’s derivative financial instruments are not designated as hedges for accounting purposes. The Company recognizes all derivatives as assets or liabilities on the balance sheet and measures them at fair value. Changes in the fair values of derivatives are immediately recognized in the consolidated statement of income as foreign currency income or loss in other income (expense).
ASC 820 (formally Statement No. 157, Fair Value Measurements and Disclosures) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability
The Company utilizes level 2 inputs when valuing its derivatives.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30,	December 31,
	2009	2008

Foreign currency exchange contracts assets	$14.9	$25.4

Foreign currency exchange contracts liabilities	$10.9	$17.1

The net foreign currency gains recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $3.7 and $4.9 for the three and nine months ended September 30, 2009, compared to net losses of $5.4 and $2.4 for the three and nine months ended September 30, 2008, respectively.

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of debt obligations as determined by quoted market prices as of September 30, 2009, was approximately $364.5.
8. Income taxes
We operate in numerous countries and tax jurisdictions around the world, some of which have not been audited. Accordingly, we could be exposed to additional income and other taxes.
Our estimated income tax provision for the three and nine months ended September 30, 2009 and 2008, resulted in an effective rate that differs from the U.S. federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local taxes, different tax rates in certain foreign tax jurisdictions and certain deductions and credits for income tax purposes only. Additionally, during the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a non-recurring tax benefit associated with the application of foreign tax credits, which reduced our effective tax rate by approximately 6.2 and 2.5 percentage points in the three and nine months ended September 30, 2009, respectively.
9. Pension plans
The components of net periodic pension cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$1.7	$1.8	$4.8	$5.4
Interest cost	5.1	5.1	15.0	15.4
Expected return on plan assets	(4.7)	(5.8)	(13.7)	(17.4)
Amortization of prior service cost	0.2	—	0.6	—
Amortization of net actuarial loss	1.0	—	2.9	0.2
Plan settlement	—	—	1.3	—

Net periodic pension cost	$3.3	$1.1	$10.9	$3.6

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the nine months ended September 30, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the nine months ended September 30, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.
10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits income for such plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$0.1
Interest cost	0.3	0.3	0.8	1.1
Amortization of prior service credit	(2.0)	(1.9)	(6.0)	(5.5)
Amortization of net actuarial loss (gain)	0.2	(0.1)	0.7	(0.1)
Curtailment amendment / partial settlement	—	—	—	(5.4)

Net periodic postretirement benefits income	$(1.5)	$(1.7)	$(4.5)	$(9.8)

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
In connection with a collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is being amortized into the statement of income over the three-year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare-eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. The Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses in the statement of income for the three months ended June 30, 2008, that were previously included in accumulated other comprehensive income. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for nine months ended September 30, 2008.
11. Commitments and contingencies (£ in millions)
We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.
In a case indemnified by Ingersoll Rand that was previously reported in which the claimant was seeking damages of approximately $50.0, Ingersoll Rand settled the case at no cost to the Company.
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
In November 2007, IUE-CWA Local No. 313 (the “Union”), which represents certain employees at the Company’s Painted Post facility, made an offer to have its striking members return to work under the terms of the previously expired labor agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer (the “Implemented Offer”), ended the lockout, and the represented employees returned to work under the Implemented Offer. Subsequently, the Union filed several unfair labor practice charges against the Company with Region 3 of the National Labor Relations Board (the “NLRB”), containing multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.
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

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
Notably the NLRB concluded that many of the critical aspects of the Company’s negotiations with the Union were handled appropriately. Most importantly, the NLRB upheld both the Company’s declaration of impasse in negotiations and its implementation of the Implemented Offer. Since the Union failed to timely appeal this determination, the Company will continue to operate under the more contemporary and competitive Implemented Offer unless and until a mutually satisfactory contract is entered into. As a result, the Company will not be required to make available the retiree medical benefits which the Company eliminated in the Implemented Offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is amortizing over 36 months beginning January 2008, as a result of the elimination of such benefits.
The claims that proceeded to hearing included the Company’s handling of the one-week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, as with any litigation, the outcome is difficult to predict. The Company anticipates that any impact arising from the claims will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take three to five years and potentially longer.
During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that the plan may not have been properly amended to achieve sex equalization. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan. The Company is requesting an opinion from Queen’s Counsel as to the effectiveness of the actions taken. If it is determined that sex equalization was not achieved, certain benefits would be recalculated by reference to a normal retirement date of 60 for both men and women that we believe could result in a potential additional liability of up to approximately £4.0.
12. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Nine months ended September 30,
	2009	2008
Beginning balance	$37.0	$28.5
Acquisitions	—	1.1
Provisions for warranties issued during the period	17.0	18.4
Adjustments to warranties issued in prior periods	—	4.5
Payments during period	(13.5)	(18.3)
Foreign currency adjustments	1.3	(1.4)

Ending balance	$41.8	$32.8

13. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.
2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
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

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
Segment results for the three and nine months ended September 30, 2009, and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
New units	$347.2	$306.7	$973.9	$755.4
Aftermarket parts and services	264.9	237.2	753.2	693.5

Total revenues	$612.1	$543.9	$1,727.1	$1,448.9

Operating income
New units	$55.9	$37.8	$129.2	$72.7
Aftermarket parts and services	70.2	63.8	196.7	184.6
Unallocated	(20.5)	(18.8)	(60.0)	(52.1)

Total operating income	$105.6	$82.8	$265.9	$205.2

Depreciation and amortization
New units	$6.5	$7.3	$21.0	$20.7
Aftermarket parts and services	5.8	4.8	16.9	16.3

Total depreciation and amortization	$12.3	$12.1	$37.9	$37.0

Total assets (including goodwill)
New units	$367.2	$347.1	$367.2	$347.1
Aftermarket parts and services	773.8	729.6	773.8	729.6
Unallocated	991.1	900.6	991.1	900.6

Total assets	$2,132.1	$1,977.3	$2,132.1	$1,977.3

14. Stockholders’ equity
Changes in stockholders’ equity for nine months ended September 30, 2009, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	(Loss) Income	Total
At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)	$760.2
Stock-based compensation	—	9.6	—	—	9.6
Net income	—	—	169.4	—	169.4
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	35.6	35.6
Pension and other postretirement benefit plans — net of $0.4 tax:
Benefit plans amortization	—	—	—	(1.2)	(1.2)
Plan settlement	—	—	—	0.3	0.3

At September 30, 2009	$0.8	$394.2	$596.7	$(17.8)	$973.9

The components of total comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income	$74.6	$46.8	$169.4	$120.7
Other comprehensive income (loss):
Foreign currency adjustments	22.2	(42.0)	35.6	(26.5)
Pension and other postretirement benefit plans — net of $0.4 tax in 2009 and $2.4 tax in 2008:
Adoption of FASB Statement No. 158	—	—	—	(0.3)
Benefit plans amortization	(0.4)	(1.2)	(1.2)	(3.3)
Benefit plan amendment	—	—	—	2.2
Curtailment amendment	—	—	—	(4.5)
Plan settlement / partial settlement	—	—	0.3	1.2
Net gain from remeasurement	—	—	—	0.9

Total comprehensive income	$96.4	$3.6	$204.1	$90.4

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
During the nine months ended September 30, 2009, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 517,152 shares of common stock and granted a total of 577,556 shares of restricted stock and restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. These stock compensation arrangements vest over one or four-year periods. Additionally, Directors were granted 28,115 shares of restricted stock which will vest over one year.
15. Supplemental guarantor financial information
The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, D-R Steam LLC and Dresser-Rand Global Services, Inc. (“Subsidiary Guarantors”).
The Company’s U.S income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amounts transferred for the nine months ended September 30, 2009 and 2008 were $107.1 and $72.6 respectively. No amounts were transferred for the three months ended September 30, 2009 and 2008.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and nine months ended September 30, 2009 and 2008, balance sheets at September 30, 2009, and December 31, 2008, and statements of cash flows for the nine months ended September 30, 2009 and 2008.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$353.6	$296.1	$(37.6)	$612.1
Cost of sales	—	253.4	211.7	(35.2)	429.9

Gross profit	—	100.2	84.4	(2.4)	182.2

Selling and administrative expenses	30.7	15.0	31.3	(6.1)	70.9
Research and development expenses	—	5.0	0.7	—	5.7

(Loss) income from operations	(30.7)	80.2	52.4	3.7	105.6

Equity earnings in affiliates	82.1	6.8	—	(88.9)	—
Interest expense, net	(7.8)	—	(0.5)	—	(8.3)
Intercompany interest and fees	9.5	(7.5)	(2.0)	—	—
Other income, net	0.4	0.3	2.5	—	3.2

Income before income taxes	53.5	79.8	52.4	(85.2)	100.5

(Benefit) provision for income taxes	(21.1)	33.2	13.8	—	25.9

Net income	$74.6	$46.6	$38.6	$(85.2)	$74.6

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$319.4	$271.1	$(46.6)	$543.9
Cost of sales	—	232.7	197.7	(43.9)	386.5

Gross profit	—	86.7	73.4	(2.7)	157.4

Selling and administrative expenses	28.3	14.0	31.0	(2.2)	71.1
Research and development expenses	—	3.2	0.3	—	3.5

(Loss) income from operations	(28.3)	69.5	42.1	(0.5)	82.8

Equity earnings in affiliates	66.1	1.0	—	(67.1)	—
Interest (expense) income, net	(8.5)	0.3	1.1	—	(7.1)
Intercompany interest and fees	5.5	0.8	(6.3)	—	—
Other expense, net	(0.7)	(0.1)	(4.6)	—	(5.4)

Income before income taxes	34.1	71.5	32.3	(67.6)	70.3

(Benefit) provision for income taxes	(12.7)	25.0	11.2	—	23.5

Net income	$46.8	$46.5	$21.1	$(67.6)	$46.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,026.6	$831.4	$(130.9)	$1,727.1
Cost of sales	—	728.2	612.0	(102.3)	1,237.9

Gross profit	—	298.4	219.4	(28.6)	489.2

Selling and administrative expenses	101.7	45.5	87.4	(27.2)	207.4
Research and development expenses	—	13.1	1.5	—	14.6
Plan settlement	—	—	1.3	—	1.3

(Loss) income from operations	(101.7)	239.8	129.2	(1.4)	265.9

Equity earnings in affiliates	224.2	13.3	—	(237.5)	—
Interest expense, net	(23.3)	—	(0.3)	—	(23.6)
Intercompany interest and fees	20.5	(9.8)	(10.7)	—	—
Other income, net	1.0	—	3.0	—	4.0

Income before income taxes	120.7	243.3	121.2	(238.9)	246.3

(Benefit) provision for income taxes	(48.7)	91.5	34.1	—	76.9

Net income	$169.4	$151.8	$87.1	$(238.9)	$169.4

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$921.0	$648.7	$(120.8)	$1,448.9
Cost of sales	—	674.5	465.3	(104.0)	1,035.8

Gross profit	—	246.5	183.4	(16.8)	413.1

Selling and administrative expenses	92.8	42.7	82.5	(14.0)	204.0
Research and development expenses	—	8.9	0.4	—	9.3
Curtailment amendment / partial settlement	—	(5.4)	—	—	(5.4)

(Loss) income from operations	(92.8)	200.3	100.5	(2.8)	205.2

Equity earnings in affiliates	181.6	3.7	—	(185.3)	—
Interest (expense) income, net	(24.5)	0.3	3.0	—	(21.2)
Intercompany interest and fees	12.8	3.4	(16.2)	—	—
Other income (expense), net	4.6	(4.8)	(2.2)	—	(2.4)

Income (loss) before income taxes	81.7	202.9	85.1	(188.1)	181.6

(Benefit) provision for income taxes	(39.0)	73.3	26.6	—	60.9

Net income	$120.7	$129.6	$58.5	$(188.1)	$120.7

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$40.3	$—	$157.9	$—	$198.2
Accounts receivables, net	—	124.7	184.9	—	309.6
Inventories, net	—	245.0	137.1	(9.1)	373.0
Prepaid expenses and deferred income taxes	25.9	3.2	36.6	—	65.7

Total current assets	66.2	372.9	516.5	(9.1)	946.5
Investment in affiliates	1,859.0	66.5	—	(1,925.5)	—
Property, plant, and equipment, net	—	166.3	93.3	—	259.6
Intangible assets, net	—	440.2	461.3	—	901.5
Other assets	22.3	0.8	1.4	—	24.5

Total assets	$1,947.5	$1,046.7	$1,072.5	$(1,934.6)	$2,132.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(53.2)	$322.6	$350.4	$—	$619.8
Loans payable	—	0.1	—	—	0.1

Total current liabilities	(53.2)	322.7	350.4	—	619.9
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	650.2	(703.1)	52.9	—	—
Other noncurrent liabilities	6.6	100.1	61.6	—	168.3

Total liabilities	973.6	(280.3)	464.9	—	1,158.2

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	973.1	1,327.0	607.6	(1,934.6)	973.1

Total stockholders’ equity	973.9	1,327.0	607.6	(1,934.6)	973.9

Total liabilities and stockholders’ equity	$1,947.5	$1,046.7	$1,072.5	$(1,934.6)	$2,132.1

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$26.5	$—	$120.6	$—	$147.1
Accounts receivable, net	—	166.8	199.4	0.1	366.3
Inventories, net	—	233.7	102.5	(7.7)	328.5
Prepaid expenses and deferred income taxes	23.1	3.7	39.3	(0.2)	65.9

Total current assets	49.6	404.2	461.8	(7.8)	907.8
Investment in affiliates	1,668.3	65.6	—	(1,733.9)	—
Property, plant, and equipment, net	—	159.8	90.5	—	250.3
Intangible assets, net	—	445.3	425.4	—	870.7
Other assets	20.4	1.2	1.8	—	23.4

Total assets	$1,738.3	$1,076.1	$979.5	$(1,741.7)	$2,052.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(55.9)	$416.9	$375.1	$—	$736.1
Loans payable	—	0.2	—	—	0.2

Total current liabilities	(55.9)	417.1	375.1	—	736.3
Long-term debt	370.0	0.1	—	—	370.1
Intercompany accounts	660.7	(712.4)	51.7	—	—
Other noncurrent liabilities	3.3	125.9	56.4	—	185.6

Total liabilities	978.1	(169.3)	483.2	—	1,292.0

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	759.4	1,245.4	496.3	(1,741.7)	759.4

Total stockholders’ equity	760.2	1,245.4	496.3	(1,741.7)	760.2

Total liabilities and stockholders’ equity	$1,738.3	$1,076.1	$979.5	$(1,741.7)	$2,052.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(44.2)	$79.1	$44.7	$—	$79.6

Cash flows from investing activities:
Capital expenditures	—	(16.7)	(4.4)	—	(21.1)
Proceeds from sale of property, plant and equipment	—	1.0	—	—	1.0
Acquisitions	(12.7)	—	—	—	(12.7)
Other investments	(5.0)	—	—	—	(5.0)

Net cash used in investing activities	(17.7)	(15.7)	(4.4)	—	(37.8)

Cash flows from financing activities:
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Payments of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	73.6	(63.3)	(10.3)		—

Net cash provided by (used in) financing activities	75.7	(63.4)	(10.3)	—	2.0

Effect of exchange rate changes on cash and cash equivalents	—	—	7.3	—	7.3
Net increase in cash and equivalents	13.8	—	37.3	—	51.1
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$40.3	$—	$157.9	$—	$198.2

DRESSER-RAND GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(47.2)	$155.2	$69.4	$(10.4)	$167.0

Cash flows from investing activities:
Capital expenditures	—	(22.2)	(5.4)	—	(27.6)
Proceeds from sale of property, plant and equipment	—	0.1	0.2	—	0.3
Acquisitions	(89.6)	—	—	—	(89.6)

Net cash used in investing activities	(89.6)	(22.1)	(5.2)	—	(116.9)

Cash flows from financing activities:
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Payments of long-term debt	—	(0.2)	—	—	(0.2)
Repurchase of common stock	(150.2)	—	—	—	(150.2)
Change in intercompany accounts	214.9	(132.9)	(82.1)	0.1	—

Net cash provided by (used in) financing activities	66.1	(133.1)	(82.1)	0.1	(149.0)

Effect of exchange rate changes	—	—	(4.2)	—	(4.2)
Net decrease in cash and equivalents	(70.7)	—	(22.1)	(10.3)	(103.1)
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$—	$—	$113.4	$(10.3)	$103.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)
Overview
We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. We have two reportable segments which are based on the engineering and production processes, and the products and services we provide: (1) new units and (2) aftermarket parts and services. Our products are used for applications that include oil and gas production; high-pressure gas injection, gas lift and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications for general industrial markets such as paper, steel, sugar, and distributed power generation. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, technical support and other extended services.
We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (65 sales offices, 35 service centers and 12 manufacturing locations) in 18 U.S. states and 27 countries.
The energy markets continue to be driven by worldwide supply and demand, production and processing capacity, and geopolitical risks. Despite the recent financial market turmoil and global economic slow down, we continue to believe that the longer-term fundamentals affecting the energy industry will support significant additional investment in energy infrastructure worldwide as well as the maintenance and upgrade of the existing installed base of rotating equipment.
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

Results of Operations
Three months ended September 30, 2009, compared to the three months ended September 30, 2008:

	Three months ended September 30,		Three months ended September 30,		Period to Period Change
	2009		2008		2008 to 2009	% Change
Statement of Operations Data:

Total revenues	$612.1	100.0%	$543.9	100.0%	$68.2	12.5%
Cost of sales	429.9	70.2	386.5	71.1	43.4	11.2%

Gross profit	182.2	29.8	157.4	28.9	24.8	15.8%
Selling and administrative expenses	70.9	11.6	71.1	13.1	(0.2)	(0.3)%
Research and development expenses	5.7	0.9	3.5	0.6	2.2	62.9%

Operating income	105.6	17.3	82.8	15.2	22.8	27.5%
Interest expense, net	(8.3)	(1.4)	(7.1)	(1.3)	(1.2)	16.9%
Other income (expense), net	3.2	0.5	(5.4)	(1.0)	8.6	(159.3)%

Income before income taxes	100.5	16.4	70.3	12.9	30.2	43.0%
Provision for income taxes	25.9	4.2	23.5	4.3	2.4	10.2%

Net income	$74.6	12.2%	$46.8	8.6%	$27.8	59.4%

Bookings	$290.8		$733.1		$(442.3)	(60.3)%

Backlog — ending	$1,644.9		$2,385.9		$(741.0)	(31.1)%

Total revenues. Total revenues were $612.1 for the three months ended September 30, 2009, compared to $543.9 for the three months ended September 30, 2008, an increase of $68.2 or 12.5%. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the three months ended September 30, 2009 than the three months ended September 30, 2008, in both segments, driven by a high level of bookings in early 2008.
Cost of sales. Cost of sales was $429.9 for the three months ended September 30, 2009, compared to $386.5 for the three months ended September 30, 2008. As a percentage of revenues, cost of sales was 70.2% for the three months ended September 30, 2009, compared to 71.1% for the three months ended September 30, 2008. Overall, cost of sales as a percentage of revenue decreased as a result of cost and productivity improvements, partially offset by an unfavorable product mix within each of our reportable segments.
Gross profit. Gross profit was $182.2 for the three months ended September 30, 2009, compared to $157.4 for the three months ended September 30, 2008. As a percentage of revenues, gross profit was 29.8% for the three months ended September 30, 2009, compared to 28.9% for the three months ended September 30, 2008. The increase in the gross profit percentage resulted from the factors discussed above.
Selling and administrative expenses. Selling and administrative expenses were $70.9 for the three months ended September 30, 2009, compared to $71.1 for the three months ended September 30, 2008. Selling and administrative expenses for the three months ended September 30, 2009 declined due to cost containment actions initiated as a result of lower bookings. As a percentage of sales, selling and administrative expenses declined to 11.6% from 13.1%.
Research and development expenses. Research and development expenses for the three months ended September 30, 2009, were $5.7 compared to $3.5 for the three months ended September 30, 2008. Consistent with our technology leadership strategy, our total research and development expenditures for the full year 2009 will exceed those incurred in 2008.
Operating income. Operating income was $105.6 for the three months ended September 30, 2009, compared to $82.8 for the three months ended September 30, 2008, an increase of $22.8. The increase was primarily attributable to higher gross profit discussed above. As a percentage of revenues, operating income for the three months ended September 30, 2009 was 17.3%, compared to 15.2% for the three months ended September 30, 2008.
Interest expense, net. Interest expense, net was $8.3 for the three months ended September 30, 2009, compared to $7.1 for the three months ended September 30, 2008, including approximately $0.8 of amortization of deferred financing costs for both periods. We experienced lower interest income in the three months ended September 30, 2009 resulting from lower interest rates.

Other income (expense), net. Other income, net was $3.2 for the three months ended September 30, 2009, compared to other expense, net of $5.4 for the three months ended September 30, 2008. Other income (expense), net consists primarily of net currency gains and losses.
Provision for income taxes. Provision for income taxes was $25.9 for the three months ended September 30, 2009, and $23.5 for the three months ended September 30, 2008. Our estimated income tax provision for the three months ended September 30, 2009 and 2008, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. The effective tax rate decreased to 25.8% for the three months ended September 30, 2009, compared to 33.4% for the three months ended September 30, 2008. During the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a non-recurring tax benefit associated with the application of foreign tax credits against non-recurring foreign source income, which reduced our effective tax rate by approximately 6.2 percentage points in the three months ended September 30, 2009.
Bookings and backlog. Bookings for the three months ended September 30, 2009, were $290.8 compared to $733.1 for the three months ended September 30, 2008, a decrease of $442.3 or 60.3%. New units segment bookings decreased $363.2, and aftermarket parts and services bookings decreased $79.1. The decline in bookings is discussed further in the segment information below.
Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New units are highly engineered solutions to new requests from customers. The segment includes engineering, manufacturing, sales and administrative support.
2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.
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
Segment Analysis — three months ended September 30, 2009, compared to three months ended September 30, 2008:

	Three months ended September 30,				Period to Period Change
	2009		2008		2008 to 2009	% Change
Revenues
New units	$347.2	56.7%	$306.7	56.4%	$40.5	13.2%
Aftermarket parts and services	264.9	43.3%	237.2	43.6%	27.7	11.7%

Total revenues	$612.1	100.0%	$543.9	100.0%	$68.2	12.5%

Gross profit
New units	$80.2		$60.8		$19.4	31.9%
Aftermarket parts and services	102.0		96.6		5.4	5.6%

Total gross profit	$182.2		$157.4		$24.8	15.8%

Operating income
New units	$55.9		$37.8		$18.1	47.9%
Aftermarket parts and services	70.2		63.8		6.4	10.0%
Unallocated	(20.5)		(18.8)		(1.7)	9.0%

Total operating income	$105.6		$82.8		$22.8	27.5%

Bookings
New units	$79.0		$442.2		$(363.2)	(82.1)%
Aftermarket parts and services	211.8		290.9		(79.1)	(27.2)%

Total bookings	$290.8		$733.1		$(442.3)	(60.3)%

Backlog — ending
New units	$1,289.2		$1,966.0		$(676.8)	(34.4)%
Aftermarket parts and services	355.7		419.9		(64.2)	(15.3)%

Total backlog	$1,644.9		$2,385.9		$(741.0)	(31.1)%

New Units
Revenues. New units revenues were $347.2 for the three months ended September 30, 2009, compared to $306.7 for the three months ended September 30, 2008, an increase of $40.5 or 13.2%. The highly engineered nature of new unit products does not lend itself to reasonably measure the impact of price, volume and mix on changes in our new unit revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was higher during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 driven by a strong level of bookings in early 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit. Gross profit was $80.2 for the three months ended September 30, 2009, compared to $60.8 for the three months ended September 30, 2008. Gross profit, as a percentage of segment revenues, was 23.1% for 2009 compared to 19.8% for 2008. Gross profit as a percentage of revenues increased as a result of cost and productivity improvements, partly offset by unfavorable mix within the new unit segment in the three months ended September 30, 2009.
Operating income. Operating income was $55.9 for the three months ended September 30, 2009, compared to $37.8 for the three months ended September 30, 2008. As a percentage of segment revenues, operating income was 16.1% for 2009 compared to 12.3% for 2008. Increases in operating income, as well as increases in operating income as a percentage of segment revenues both resulted primarily from selling and administrative cost containment actions as well as the factors discussed above.
Bookings and Backlog. New units bookings for the three months ended September 30, 2009 were $79.0 compared to $442.2 for the three months ended September 30, 2008. The decrease in new units bookings reflects the change in the market as end-users, for tactical reasons, have demonstrated less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects. The backlog was $1,289.2 at September 30, 2009, compared to $1,966.0 at September 30, 2008.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $264.9 for the three months ended September 30, 2009, compared to $237.2 for the three months ended September 30, 2008, an increase of $27.7 or 11.7%. The Aftermarket segment experienced higher volumes as well as some improved pricing during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $102.0 for the three months ended September 30, 2009, compared to $96.6 for the three months ended September 30, 2008. Gross profit as a percentage of segment revenues was 38.5%, for the three months ended September 30, 2009 compared to 40.7% for the three months ended September 30, 2008. Gross profit as a percentage of revenues decreased due a less favorable mix within the aftermarket segment partially offset by improved pricing and cost and productivity improvements.
Operating income. Operating income was $70.2 for the three months ended September 30, 2009, compared to $63.8 for the three months ended September 30, 2008. As a percentage of segment revenues, operating income decreased to 26.5% for 2009 from 26.9% for 2008. The changes in operating income and operating income as a percentage of segment revenues have resulted principally for the reasons discussed above.
Bookings and Backlog. Bookings for the three months ended September 30, 2009 were $211.8, compared to $290.9 for the three months ended September 30, 2008. The decline in bookings in the aftermarket segment for the three months ended September 30, 2009, has principally resulted from a significant decline in order flow from one national oil company client, currency fluctuations and reduced maintenance spending by our clients worldwide. Backlog was $355.7 as of September 30, 2009 compared to $419.9 at September 30, 2008.

Results of Operations
Nine months ended September 30, 2009, compared to the nine months ended September 30, 2008:

	Nine months ended September 30,		Nine months ended September 30,		Period to Period Change
	2009		2008		2008 to 2009	% Change
Statement of Operations Data:

Total revenues	$1,727.1	100.0%	$1,448.9	100.0%	$278.2	19.2%
Cost of sales	1,237.9	71.7	1,035.8	71.5	202.1	19.5%

Gross profit	489.2	28.3	413.1	28.5	76.1	18.4%
Selling and administrative expenses	207.4	12.0	204.0	14.1	3.4	1.7%
Research and development expenses	14.6	0.8	9.3	0.6	5.3	57.0%
Plan settlement / curtailment amendment	1.3	0.1	(5.4)	(0.4)	6.7	(124.1)%

Operating income	265.9	15.4	205.2	14.2	60.7	29.6%
Interest expense, net	(23.6)	(1.3)	(21.2)	(1.5)	(2.4)	11.3%
Other income (expense), net	4.0	0.2	(2.4)	(0.2)	6.4	(266.7)%

Income before income taxes	246.3	14.3	181.6	12.5	64.7	35.6%
Provision for income taxes	76.9	4.5	60.9	4.2	16.0	26.3%

Net income	$169.4	9.8%	$120.7	8.3%	$48.7	40.3%

Bookings	$1,051.3		$1,812.5		$(761.2)	(42.0)%

Backlog — ending	$1,644.9		$2,385.9		$(741.0)	(31.1)%

Total revenues. Total revenues were $1,727.1 for the nine months ended September 30, 2009, compared to $1,448.9 for the nine months ended September 30, 2008, an increase of $278.2 or 19.2%. The highly engineered nature of our worldwide products and services does not lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, driven by a high level of new units bookings in late 2007 and early 2008.
Cost of sales. Cost of sales was $1,237.9 for the nine months ended September 30, 2009, compared to $1,035.8 for the nine months ended September 30, 2008. As a percentage of revenues, cost of sales was 71.7% for the nine months ended September 30, 2009, compared to 71.5% for the nine months ended September 30, 2008. Although cost of sales as a percentage of revenues remained relatively consistent, we experienced a less favorable mix between the new units segment and the aftermarket segment, and a less favorable mix within each of our reportable segments, substantially offset by cost and productivity improvements.
Gross profit. Gross profit was $489.2 for the nine months ended September 30, 2009, compared to $413.1 for the nine months ended September 30, 2008. As a percentage of revenues, gross profit was 28.3% for the nine months ended September 30, 2009, compared to 28.5% for the nine months ended September 30, 2008. Gross profit as a percentage of revenues was impacted by factors discussed above.
Selling and administrative expenses. Selling and administrative expenses were $207.4 for the nine months ended September 30, 2009, compared to $204.0 for the nine months ended September 30, 2008, an increase of $3.4. As a percentage of sales, selling and administrative expenses declined to 12.0% from 14.1% as a result of cost containment actions initiated as a result of lower bookings.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2009 were $14.6 compared to $9.3 for the nine months ended September 30, 2008. Consistent with our technology leadership strategy, our total research and development expenditures for the full year 2009 will exceed those incurred in 2008.

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
In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Prior service costs associated with the curtailment amendment were not material to the consolidated financial statements. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge including approximately $0.4 of net actuarial losses included in accumulated other comprehensive income in the consolidated statement of income for the nine months ended September 30, 2009. The cash payment required to effect the plan conversion was $1.5.
Operating income. Operating income was $265.9 for the nine months ended September 30, 2009, compared to $205.2 for the nine months ended September 30, 2008, an increase of $60.7. As a percentage of revenues, operating income for 2009 was 15.4% compared to 14.2% for 2008. These increases both resulted from the factors discussed above.
Interest expense, net. Interest expense, net was $23.6 for the nine months ended September 30, 2009, compared to $21.2 for the nine months ended September 30, 2008. Interest expense, net for 2009 included $2.4 in amortization of deferred financing costs, and $2.3 for 2008. We experienced lower interest income in the nine months ended September 30, 2009 resulting from lower interest bearing cash balances and lower interest rates.
Other income (expense), net. Other income, net was $4.0 for the nine months ended September 30, 2009, compared to other expense, net of $2.4 for the nine months ended September 30, 2008. Other income (expense), net consists primarily of net currency gains and losses.
Provision for income taxes. Provision for income taxes was $76.9 for the nine months ended September 30, 2009, and $60.9 for the nine months ended September 30, 2008. Our estimated income tax provision for the nine months ended September 30, 2009 and 2008, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of certain expenses that are not tax deductible, state and local income taxes, different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes only. The effective tax rate decreased to 31.2% in the nine months ended September 30, 2009, compared to 33.5% in the nine months ended September 30, 2008. During the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a non-recurring tax benefit associated with the application of foreign tax credits against non-recurring foreign source income, which reduced our effective tax rate by approximately 2.5 percentage points in the nine months ended September 30, 2009.
Bookings and backlog. Bookings for the nine months ended September 30, 2009, were $1,051.3 compared to $1,812.5 for the nine months ended September 30, 2008, a decrease of $761.2. The decline in bookings is discussed further in the segment information below.

Segment Analysis — nine months ended September 30, 2009, compared to nine months ended September 30, 2008:

	Nine months ended September 30,				Period to Period Change
	2009		2008		2008 to 2009	% Change
Revenues
New units	$973.9	56.4%	$755.4	52.1%	$218.5	28.9%
Aftermarket parts and services	753.2	43.6%	693.5	47.9%	59.7	8.6%

Total revenues	$1,727.1	100.0%	$1,448.9	100.0%	$278.2	19.2%

Gross profit
New units	$198.7		$133.1		$65.6	49.3%
Aftermarket parts and services	290.5		280.0		10.5	3.8%

Total gross profit	$489.2		$413.1		$76.1	18.4%

Operating income
New units	$129.2		$72.7		$56.5	77.7%
Aftermarket parts and services	196.7		184.6		12.1	6.6%
Unallocated	(60.0)		(52.1)		(7.9)	15.2%

Total operating income	$265.9		$205.2		$60.7	29.6%

Bookings
New units	$357.5		$1,013.4		$(655.9)	(64.7)%
Aftermarket parts and services	693.8		799.1		(105.3)	(13.2)%

Total bookings	$1,051.3		$1,812.5		$(761.2)	(42.0)%

Backlog — ending
New units	$1,289.2		$1,966.0		$(676.8)	(34.4)%
Aftermarket parts and services	355.7		419.9		(64.2)	(15.3)%

Total backlog	$1,644.9		$2,385.9		$(741.0)	(31.1)%

New Units
Revenues. New units revenues were $973.9 for the nine months ended September 30, 2009, compared to $755.4 for the nine months ended September 30, 2008, an increase of $218.5 or 28.9%. The highly engineered nature of new units products does not lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, total volume was higher during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 driven by a strong level of new units bookings in late 2007 and early 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit. Gross profit was $198.7 for the nine months ended September 30, 2009, compared to $133.1 for the nine months ended September 30, 2008. Gross profit, as a percentage of segment revenues, was 20.4% for 2009 compared to 17.6% for 2008. Gross profit as a percentage of segment revenues increased due to cost and productivity improvements, partly offset by an unfavorable mix within the new units segment during the nine months ended September 30, 2009.
Operating income. Operating income was $129.2 for the nine months ended September 30, 2009, compared to $72.7 for the nine months ended September 30, 2008. As a percentage of segment revenues, operating income was 13.3% for the nine months ended September 30, 2009 compared to 9.6% for the nine months ended September 30, 2008. These increases resulted from the factors discussed above.
Bookings and Backlog. New units bookings for the nine months ended September 30, 2009 were $357.5, compared to $1,013.4 for the nine months ended September 30, 2008. The decrease in new unit bookings reflects the change in the market as end-users, for tactical reasons, have demonstrated less urgency to place orders. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects. The backlog was $1,289.2 at September 30, 2009, compared to $1,966.0 at September 30, 2008.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $753.2 for the nine months ended September 30, 2009, compared to $693.5 for the nine months ended September 30, 2008, an increase of $59.7 or 8.6%. The aftermarket segment experienced higher volumes as well as some improved pricing during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit. Gross profit was $290.5 for the nine months ended September 30, 2009, compared to $280.0 for the nine months ended September 30, 2008. Gross profit as a percentage of segment revenues was 38.6%, for the nine months ended September 30, 2009 compared to 40.4% for the nine months ended September 30, 2008. Gross profit as a percentage of revenues decreased due to a less favorable mix within the segment.
Operating income. Operating income was $196.7 for the nine months ended September 30, 2009, compared to $184.6 for the nine months ended September 30, 2008. As a percentage of segment revenues, operating income decreased to 26.1% for 2009 from 26.6% for 2008, principally from the factors discussed above.
Bookings and Backlog. Bookings for the nine months ended September 30, 2009, were $693.8, compared to $799.1 for the nine months ended September 30, 2008. The decline in bookings in the aftermarket segment for the nine months ended September 30, 2009 has principally resulted from a significant decline in order flow from one national oil company client and currency fluctuations. Backlog was $355.7 as of September 30, 2009, compared to $419.9 at September 30, 2008.
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended September 30, 2009, was $79.6 compared to $167.0 for the nine months end September 30, 2008. Although net income improved to $169.4 for the nine months ended September 30, 2009, from $120.7 for the nine months ended September 30, 2008, increased pension contributions of $24.7 made in accordance with our funding policy and an increase in our working capital investment resulted in an overall decrease in net cash provided by operating activities. Accounts receivable declined from December 31, 2008 to September 30, 2009, as a result of improved collections. The decrease in accounts receivable, however, was more than offset by lower progress and customer advance payments as well as lower accounts payable and accruals, which have resulted from lower bookings.
Net cash used in investing activities was $37.8 for the nine months ended September 30, 2009, compared to $116.9 in the same period for 2008. During the nine months ended September 30, 2009, we made our final contractually required investment in Ramgen Power Systems, LLC of $5.0. Cash used in investing activities for the nine months ended September 30, 2008 includes $89.6 related to the acquisitions of Peter Brotherhood Ltd., Enginuity LLC, and Arrow Industries, Inc.
Net cash provided by financing activities was $2.0 for the nine months ended September 30, 2009, compared to net cash used of $149.0 for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2008 was principally related to the share repurchase program that commenced in April 2008 and was completed in August 2008.
As of September 30, 2009, we had cash and cash equivalents of $198.2 and the ability to borrow $319.9 under our $500.0 restated senior secured revolving credit facility, as $180.1 was used for outstanding letters of credit, bank guarantees, and similar instruments. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations.
New accounting standards
On January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) 810 (formerly Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. At September 30, 2009, noncontrolling interests in the Company’s subsidiaries were not material to the consolidated financial statements.
On January 1, 2009, the Company adopted ASC 805 (formerly Statement No. 141(R), Business Combinations). ASC 805 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. The adoption of ASC 805 did not have a material impact on the consolidated financial statements.

On January 1, 2009, the Company adopted ASC 805-20-25-18A (formerly Staff Position No. 141 (R)-1, Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies), which amends and clarifies ASC 805. ASC 805-20-25-18A provides additional guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of ASC 805-20-25-18A did not have a material impact on the consolidated financial statements.
On April 1, 2009, the Company adopted ASC 855 (formerly Statement No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 860 (formerly Statement No. 166, Accounting for Transfers of Financial Assets), and ASC 810 (formerly Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 860 includes a revision to former Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requiring more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 810, includes a revision to former FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 requires the determination of whether a company is required to consolidate an entity to be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 860 and ASC 810 are both effective for financial statements issued for fiscal years beginning after November 15, 2009. These two statements are not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued ASC 105-10 (formerly Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification is the source of all authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. ASC 105-10 also modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP; authoritative and non-authoritative. The adoption did not have an impact on the reporting of our financial position, results of operations or cash flows.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends”, “appears”, “outlook”, and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:
•	the economic recession and the volatility and disruption of the credit markets;
•	economic or industry downturns;
•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;
•	our inability to generate cash and access capital on reasonable terms;
•	competition in our markets;
•	the variability of bookings due to volatile market conditions, subjectivity clients exercise in placing orders, and timing of large orders;
•	failure to integrate acquisitions, or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;
•	fluctuations in currency values and exchange rates;
•	loss of our senior management or other key personnel;
•	environmental compliance costs and liabilities;
•	failure to maintain safety performance acceptable to our clients;
•	failure to negotiate new collective bargaining agreements;
•	unexpected product claims or regulations;
•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;
•	our pension expenses and funding requirements; and
•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ in millions)
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our overall results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. The net foreign currency gains recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $4.9 for the nine months ended September 30, 2009, compared to a net loss of $2.4 for the nine months ended September 30, 2008.
We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
During the quarter ended September 30, 2009, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS (£ in millions)
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
In a case indemnified by Ingersoll Rand that was previously reported in which the claimant was seeking damages of approximately $50.0, Ingersoll Rand settled the case at no cost to the Company.

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
In November 2007, IUE-CWA Local No. 313 (the “Union”), which represents certain employees at the Company’s Painted Post facility, made an offer to have its striking members return to work under the terms of the previously expired labor agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse, the Company implemented the terms of its last contract offer (the “Implemented Offer”), ended the lockout, and the represented employees returned to work under the Implemented Offer. Subsequently, the Union filed several unfair labor practice charges against the Company with Region 3 of the National Labor Relations Board (the “NLRB”), containing multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.
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
Notably the NLRB concluded that many of the critical aspects of the Company’s negotiations with the Union were handled appropriately. Most importantly, the NLRB upheld both the Company’s declaration of impasse in negotiations and its implementation of the Implemented Offer. Since the Union failed to timely appeal this determination, the Company will continue to operate under the more contemporary and competitive Implemented Offer unless and until a mutually satisfactory contract is entered into. As a result, the Company will not be required to make available the retiree medical benefits which the Company eliminated in the Implemented Offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income at December 31, 2007, that is amortizing over 36 months beginning January 2008, as a result of the elimination of such benefits.
The claims that proceeded to hearing included the Company’s handling of the one-week lockout and the negotiation of the recall process used to return employees to the facility after reaching impasse. The Company continues to believe it complied with the law. While management believes it should prevail with respect to the claims, as with any litigation, the outcome is difficult to predict. The Company anticipates that any impact arising from the claims will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take three to five years and potentially longer.
During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of it’s subsidiaries’ pension plans in the United Kingdom that the plan may not have been properly amended to achieve sex equalization. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan. The Company is requesting an opinion from Queen’s Counsel as to the effectiveness of the actions taken. If it is determined that sex equalization was not achieved, certain benefits would be recalculated by reference to a normal retirement date of 60 for both men and women that we believe could result in a potential additional liability of up to approximately £4.0.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about repurchases of our common stock during the three months ended September 30, 2009:

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of	Shares That
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased (1)	Share	Programs	or Programs
July 2009	—		—
August 2009	855	$30.96	—
September 2009	—		—

Total	855		—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

ITEM 6.	EXHIBITS
The following exhibits are filed with this report:

Exhibit No.	Description

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

DRESSER-RAND GROUP INC.

Date: October 29, 2009	/s/ Raymond L. Carney Jr. Raymond L. Carney Jr.
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

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