Form 10-K
period 2009-12-31
Dresser-Rand Group Inc.
filed 2010-02-25
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $26.10 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,151,157,276

There were 82,529,890 shares of common stock outstanding on February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	46

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accounting Fees and Services	46

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	47
EX-10.19
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.49
EX-10.51
EX-10.52
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1.	BUSINESS ($ in millions)

Overview

Dresser-Rand Group Inc. is a Delaware corporation formed in October 2004. Dresser-Rand Company, an affiliate of Dresser-Rand Group Inc., was initially formed on December 31, 1986, when Dresser Industries, Inc. and Ingersoll Rand entered into a partnership agreement for the formation of Dresser-Rand Company, a New York general partnership owned 50% by Dresser Industries, Inc. and 50% by Ingersoll Rand. On October 1, 1992, Dresser Industries, Inc. purchased a 1% equity interest from Dresser-Rand Company. In September 1999, Dresser Industries, Inc. merged with Halliburton Industries, and Dresser Industries, Inc.’s ownership interest in Dresser-Rand Company transferred to Halliburton Industries. On February 2, 2000, a wholly-owned subsidiary of Ingersoll Rand purchased Halliburton Industries’ 51% interest in Dresser-Rand Company. On August 25, 2004, Dresser-Rand Holdings, LLC, an affiliate of First Reserve Corporation (“First Reserve”), a private equity firm, entered into an equity purchase agreement with Ingersoll Rand to purchase all of the equity interests in the Dresser-Rand Entities for approximately $1.13 billion. The acquisition closed on October 29, 2004. On August 4, 2005, Dresser-Rand Group, Inc., completed its initial public offering of common stock at $21.00 per share. The common stock trades on the New York Stock Exchange under the symbol “DRC.” During 2006 and 2007, there were three secondary sales of the Company’s stock by D-R Interholding, LLC, an affiliate of First Reserve Corporation. D-R Interholding LLC subsequently sold its entire interest in Dresser-Rand Group Inc. In this Form 10-K, we refer to this acquisition as the “Acquisition” and the term “Transactions” means, collectively, the Acquisition and the related financings to fund the Acquisition.

Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us,” the “Company”, the “Successor” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries, (ii) the term “Dresser-Rand Entities” refers to Dresser-Rand Company and its direct and indirect subsidiaries, Dresser-Rand Canada, Inc. and Dresser-Rand GmbH and (iii) the term “Ingersoll Rand” refers to Ingersoll Rand Company Limited, and its predecessors, which sold its interest in the Dresser-Rand Entities in the Acquisition.

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide. Our segments are (1) new units and (2) aftermarket parts and services. Our products and services are widely used in applications that include gas gathering, gas recompression and export, gas lift and high pressure re-injection; CO2 re-injection, enhanced oil recovery, main refrigeration compression and other duties for liquefied natural gas (LNG) plants; gas transmission and storage as well as gas processing; a variety of refinery services; ammonia and methanol synthesis gas; ethylene and other petrochemical services and chemical plant services. Our custom-engineered products are also used in other advanced applications to recover and/or increase energy efficiency. These include, among others, hot gas turbo-expanders for energy recovery in refineries; co- and tri-generation combined heat and power (CHP) packages for institutional and other clients; steam turbines to generate power in ships using steam raised by recovering exhaust heat from the main engines, and compressed air energy storage (CAES) applications for utility sized power generation projects that are environmentally friendly and provides unique grid management features. The typical CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include paper, steel, sugar, and distributed power generation. We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India.

We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (65 sales offices, 37 service centers and 12 manufacturing locations) in 18 U.S. states and 29 countries. Our clients include Chevron, Royal Dutch Shell, ExxonMobil, BP, Statoil, Total, Petrobras, Pemex, PDVSA, Petronas, Saudi Aramco, ConocoPhillips, LUKOIL, Marathon Petroleum Company, Repsol, and Dow Chemical Company.

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network and deep product expertise. This approach drives our growth as we offer integrated service solutions that help our clients lower their life cycle costs, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are either the exclusive or preferred supplier of equipment and aftermarket parts and services to a client. Our alliances enable us to:

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

The markets in which we operate are large and fragmented. We estimate that in 2009, the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $5 billion and the aftermarket parts and services needs of the installed base of such equipment (both in-house and outsourced) was approximately $9.5 billion.

The recent adverse economic conditions and the downturn in the oil and gas markets at the end of 2008 and into 2009 adversely affected new unit bookings, which will result in lower new unit sales in 2010. While the low level of new unit bookings in 2009 reflected the ongoing project delays that we have experienced throughout the first nine months of 2009, we believe we are experiencing a recovery in the new units market. Moreover, we continue to believe that in the long-term we are well positioned to benefit from a variety of trends that should continue to drive demand for our products and services, including:

•	the increased worldwide demand for energy resulting from population and economic growth;

•	the maturation of production fields worldwide, which requires increased use of compression equipment to maintain production levels;

•	the increase in demand for natural gas, which is driving growth in gas production, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•	the increased interest in and government support for renewable energy sources such as wind, solar and wave as well as environmentally focused solutions such as compressed air energy and carbon capture and sequestration;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•	the increased outsourcing of equipment maintenance and operations.

Business Strategy

In 2009, approximately 89% of our revenues were generated from energy infrastructure and oilfield spending. Additionally, 55% of our total combined revenues were generated by our new units segment and 45% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream segments of the oil and gas market. However, we are not focused exclusively on the oil and gas market; our presence in the emerging opportunities in the alternative energy and environmental services markets for our type of rotating equipment has continued to grow every year. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these markets.

As we enter 2010, the market for new unit orders appears to be improving from the low level of bookings we experienced in 2009. While an accurate prediction of whether the economic environment will worsen or improve is difficult, we believe that we are experiencing a recovery in the new unit market. In the fourth quarter 2009, we have booked more than $369 million of new unit orders. This was slightly more than the $358 million of new unit orders booked in the first nine months of 2009. Additionally, our discussions with key clients continue to give us confidence that 2010 new unit bookings may begin to approach the 2008 level.

This is not the first downturn that we have experienced. We have been planning our footprint and manufacturing strategy over the past nine years knowing that our new units business is cyclical. We believe we have built a unique business model that will allow us to flex our manufacturing capacity as is necessary during cyclical upswings and downturns. Through our use of a “flexible manufacturing” strategy, we can accomplish the same amount of manufacturing in less space, where we use our suppliers to flex up or down as needed to meet our manufacturing requirements.

For example, nearly ten years ago, we took steps to lower our operating costs and breakeven point by completing a number of restructuring programs across the entire Company. During 2002 to 2004, we consolidated facilities and reduced headcount by more than 20 percent. Since then, revenues more than doubled without adding significant manufacturing capacity. We accomplished this as a result of our business realignment toward the aftermarket parts and services segment, our lean manufacturing initiatives, and our decision to use the supply chain to flex manufacturing capacity to meet rising demand.

Our business model has yielded record results in 2009. We also expect our business model to minimize operating margin deterioration in 2010 despite lower revenues driven by lower 2009 new unit bookings. Approximately one-half of our revenues derive from our new units segment, which is tied to energy infrastructure investments. This segment is cyclical by nature. Our flexible manufacturing model, which fundamentally reflects our ability to flex our supply chain, helps us in times of slowing demand to keep our factories relatively full and fixed costs more fully absorbed, which has helped us maintain operating margins much better than in past industry downturns.

Another important aspect of our business model is that about half of our revenues derive from the aftermarket segment, which is much less cycle sensitive. Our equipment is mission critical to the operating assets of our end user clients. They run continuously and, therefore, require parts and servicing generally regardless of commodity prices. In 2009, this segment of our business represented approximately 76% of the Company’s operating income. By putting talented people and more efficient processes in place over the last nine years, we have grown this segment at about a 10% compounded annual rate.

Two other important characteristics of our business model are our strong value proposition and our low capital intensity. Our value proposition currently is centered around our clients’ total cost of owning and operating our supplied equipment. We believe we have built some of the most efficient and reliable equipment in the world. This class of equipment may run for 30 years or more. Over the life cycle of that equipment, the more efficient the equipment is, the less energy it consumes to operate and the less CO2 and other emissions emanate from the equipment driving our machines. Hence, there is a quantifiable value proposition associated with what we build. With respect to our low capital intensity, we have demonstrated the ability to run our business on an ongoing basis with net working capital and capital expenditure requirements of approximately 5% and 1.5% to 2% of sales, respectively.

With respect to our long-term business strategy, our intent is as follows:

Increase Sales of Aftermarket Parts and Services to the Existing Installed Base.  The substantial portion of the aftermarket parts and services needs of the existing installed base of equipment that we currently do not, or only partially service, represents a significant opportunity for growth. We believe the market has a general preference for aftermarket original equipment manufacturers’ parts and services. We are implementing a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. Through the D-R Avenue project, we have assembled a significant amount of data on both Dresser-Rand’s and our competitors’ installed equipment base. We have developed predictive models that help us identify and be proactive in securing aftermarket parts and services opportunities. We are upgrading our service response by integrating the expertise of our factory-based product engineers with the client-oriented service personnel in the field through our Client Interface and Response System (CIRS). CIRS significantly enhances our ability to rapidly and accurately respond to any technical support or service request from our clients. We are expanding our service center network, which is the largest in the industry. Through our lean operating system, we have instilled a culture of operational and visual excellence. We believe our premium service level will result in continued growth of sales of aftermarket parts and services. We also expect positive contributions from recently added service centers coupled with the traction we are gaining from newly acquired businesses.

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

Grow Alliances.  As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service providers that can help them optimize performance over the entire life cycle of their equipment. We continue to see a high level of interest among our clients in seeking alliances with us, and we have entered into agreements with more than 50 of our clients. We plan to leverage our market leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing alliances. We currently are the only alliance partner for rotating equipment with Marathon Petroleum Company. In addition, we are a preferred supplier to other alliance partners, including BP, Royal Dutch Shell, Statoil, ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Valero, Praxair, Mustang Engineering, Fluor, PDVSA, and Repsol.

Expand our Performance-Based Long-Term Service Contracts.  We are growing our participation in the outsourced services market with our performance-based operations and maintenance solutions (known as our Availability+ program), which are designed to offer clients significant value (improved equipment performance, decreased life cycle cost and higher availability levels) versus the traditional services and products approach. These contracts generally represent multiyear, recurring revenue opportunities for us that typically include a performance-based element to the service provided. We offer these contracts for most of the markets that we serve.

Introduce New and Innovative Products and Technologies.  We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new units sales and upgrades to the installed base of equipment manufactured by us and other original equipment manufacturers. Many of our products utilize innovative technology that lowers operating costs and increases reliability and performance. Examples of such technology offerings include adapting the DATUM compressor platform for the revamping of other original equipment manufacturers’ equipment, a new design of dry-gas seals and bearings, a new generation of rotating separators and an integrated compression system (ICS). We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which could further open up new markets to us.

Continue to Improve Profitability.  We continually seek to improve our financial and operating performance through cost reductions and productivity improvements. Process efficiencies, cycle time reductions and cost improvements are being driven by greater worldwide collaboration across Dresser-Rand locations. We have Process Innovation teams removing waste using advanced lean manufacturing methodologies such as value stream mapping. A large portion of our finished products comes from purchased materials and we are extending our process innovation and lean methodologies to remove waste from our supply chain. We are focused on continuing to improve our cost position in every area of our business, and we continue to believe there is substantial opportunity to further increase our productivity.

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

Services and Products

We design, manufacture and market highly engineered rotating equipment and provide services primarily to the worldwide oil, gas, petrochemical and industrial process industries. Our segments are new units and aftermarket parts and services. The following charts show the proportion of our revenue generated by segment, destination and end market for the periods indicated:

Segment and destination revenues and related financial information for 2009, 2008, and 2007 can be found in Note 20, Segment Information, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines. We also manufacture special-purpose gas turbines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power

Turbo Products
Centrifugal Compressors	up to 500k CFM	✓	✓	✓	✓	✓	✓	✓
Gas Turbines & Power Recovery Turbines	up to 50+ MW	✓	✓	✓	✓	✓	✓	✓
Hot Gas Expanders	up to 1600 °F			✓	✓			✓
Reciprocating Compressors
Process	up to 45k HP	✓	✓	✓	✓	✓	✓
Separable	up to 11k HP,	✓	✓	✓
7500 psig
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓

Turbo Products.  We are a leading supplier of turbomachinery for the oil and gas industry worldwide. Turbo products sales represented 53.4%, 54.9%, and 60.9% of our total new unit revenues for the fiscal years ended 2009, 2008, and 2007, respectively. Centrifugal compressors utilize turbomachinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery or to re-inject carbon dioxide (CO2) to meet regulatory requirements. In addition, centrifugal compression is used to separate the composition of various gases in process applications to extract specific gases. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production and CAES application.

Our proprietary DATUM product line incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM is a comprehensive line of radial and axial split centrifugal compressors, with modular and scalable construction, for flows to 500,000 cubic feet per minute (cfm) (236 m3/s), and discharge pressures to over 10,000 pounds per square inch gauge (psig) (690 barg). In some applications, a single DATUM compressor can compress greater flows per frame size than a comparable existing product offering, resulting in the capability to handle the same pressure ratio with fewer frames. The DATUM product line also offers improved rotor stability characteristics. DATUM compressors are available in 15 frame sizes. In addition to the DATUM centrifugal compressor line, we manufacture a line of axial flow compressors, legacy centrifugal compressors, warm-gas expanders, hot-gas expanders, gas and power turbines and control systems.

In addition, we offer a variety of gas turbines ranging in power capacity from approximately 1.5 to 50+ megawatts (MW), which support driver needs for various centrifugal compressor product lines, as well as for power generation applications.

Reciprocating Compressors.  We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines to large slow speed-motor driven process reciprocating compressors. In 2009, in new unit process reciprocating compressor sales, we were the clear leader in North America, and we continued to rank in the top three in worldwide market share. Reciprocating compressor product sales represented 21.0%, 25.7%, and 17.3% of our total new unit revenues for the fiscal years ended 2009, 2008, and 2007, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications and are better able to handle changes in pressure and flow compared to centrifugal compressors. We offer 11 models of process reciprocating compressors, with power capacity up to 45,000 horsepower (33.6 MW), and pressures ranging from vacuum to 60,000 psig (4140 barg). We offer seven models of medium to high speed reciprocating compressors, with power ratings over 11,000 horsepower (8.2 MW). Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, Liquefied Petroleum Gas, and Natural Gas Liquids), midstream services (gas transport, storage, fuel gas and CO2 injection) and downstream processing (G-T-L, H2 production, refining, cool gas, methanol and ethylene, NH3, nitric acid, and urea).We also offer control systems for our reciprocating compressors.

Steam Turbines.  We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 25.6%, 19.4%, and 21.9% of our total new unit revenues for the fiscal years ended 2009, 2008, and 2007, respectively. Steam turbines use steam from power plant or process applications and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered to order multi-stage steam turbines. Our steam turbine models have power capacity up to 75MW and are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, pulp and paper, metals, industrial power production and utilities, sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion and other ship services.

New Product Development

We believe clients are increasingly choosing their suppliers based upon capability to custom engineer, manufacture and deliver reliable, high-performance products, with the lowest total cost of ownership, in the shortest cycle time, and to provide timely, locally based service and support. New product and technology development is a fundamental part of our value proposition and we believe that we are an industry leader in introducing new, value-added products and technologies. Our increasing investment in research and development also includes a continued commitment to attract and retain a staff of innovative technical experts who are recognized within the industry.

We have delivered numerous products and technologies that contribute to aftermarket parts and services growth, as well as design and process improvements that increase profitability. We continue to invest in the advancement of core technologies that include improving our DATUM compressor efficiency, as well as new technologies that will ensure our long term industry leadership. Our continuing investment in Ramgen Power Systems, LLC provides an opportunity to commercialize a breakthrough compression technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.

We are also making incremental research and development investments that support our growth strategies for environmental solutions that include combined heat and power and ocean wave energy, as well as our proven energy storage solutions for alternative energy power generation via Compressed Air Energy Storage (SMARTCAES). This includes continued development and commercialization of technologies that were acquired as part of the former Peter Brotherhood Ltd and Enginuity companies for combined heat and power, wave energy, as well as efficiency improvements and emissions reductions for large reciprocating gas engines.

In 2009, we made substantial progress on our new Integrated Compression System (ICS). The ICS uses as a platform high-efficiency DATUM centrifugal compressor technology driven by a high-speed, close-coupled motor, including an integrated gas-liquid separation technology, packaged with process coolers in a single module. It provides a complete compression system that can be applied to upstream, midstream and downstream markets and is part of our technology roadmap to subsea compression.

In 2009, we shipped our first VECTRA 30G power turbines, replacing our older but highly successful DR-61, which when combined with the GE-LM2500 gas generator provide a high speed gas turbine solution that is available for new equipment and as a retrofit for legacy turbine packages. The advantage of our VECTRA product line is a modular aero-derivative design with high efficiency and quick change-out that increases operating availability and lowers operating costs.

Revamp/Upgrade Opportunities

In addition to supplying new rotating units, there are significant opportunities for us to supply engineered revamp and upgrade services to the installed base of rotating equipment.

Revamp services involve significant improvement to the aerodynamic performance of rotating machinery by incorporating newer technology to enhance equipment efficiency, durability or capacity. For example, steam turbine revamps involve modifying the original steam flow path components to match new operating specifications such as requirements for power, speed and steam condition.

Upgrade services are offered on all our lines of rotating equipment, either in conjunction with revamps or on a stand alone basis. Upgrades are offered to provide the latest applicable technology components for the equipment to improve durability, reliability, and/or availability. Typical upgrades include replacement of components such as governors, bearings, seals, pistons, electronic control devices and retrofitting of existing lubrication, sealing and control systems with newer technology.

Our proactive efforts to educate our clients on improved revamp technologies to our DATUM line provides significant growth potential with attractive margins. We have the support systems in place, including our technology platform and service facilities and our cost effective Corporate Product Configurator platform, to prepare accurate proposals that will allow us to take advantage of the growth potential in this market. In addition, we believe our alliance relationships will allow us to create new revamp opportunities.

Aftermarket Parts and Services

We continue to believe that the aftermarket parts and services segment provides us with long-term growth opportunities. Aftermarket parts and services are generally less cycle sensitive then the new units segment, although revenues and bookings tend to be higher in the second half of the year. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit, which in many cases is as low as five percent of the total life cycle cost of the unit to the client. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

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

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered and require knowledge of their design and performance characteristics to service. We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately 4% percent of the supplier provided aftermarket parts and services needs of the equipment base of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher-value added parts and upgrades, and the delivery of sophisticated operating, repair and overhaul services. Smaller independent companies tend to focus on local markets and have a more basic aftermarket offering.

We believe equipment owners and operators generally prefer to purchase aftermarket parts and services from the original equipment manufacturer of a unit. A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by original equipment manufacturer service providers. We believe the steady demand for aftermarket parts and services from our installed base represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other original equipment manufacturers’ installed base of equipment, developing new technology upgrades and increasing our penetration of higher value-added services to our own installed base.

Because equipment in our industry typically has a multi-decade operating life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, clients place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range, servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 37 service centers in 20 countries, employing over 1,500 service center and field service personnel, servicing our own and other original equipment manufacturers’ turbo and reciprocating compressors as well as steam and gas turbines. We believe our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Sales and Marketing

We market our services and products worldwide through our established sales presence in 23 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives. Our sales force is comprised of over 500 direct sales/service personnel and a global network of approximately 130 independent representatives, all of whom sell our products and provide service and aftermarket support to our installed base locally in over 140 countries. We are able to deliver significant value to our clients through the use of our Corporate Product Configurator (CPC) platform, which permits us to interactively configure certain engineered solutions in real time at their location or ours in days rather than months. We believe this capability to be unique in the industry.

Manufacturing and Engineering Design

Our products and services are used primarily in supplying and servicing mission critical rotating equipment for the energy infrastructure worldwide, where increased environmental regulations test our innovative technologies and design capabilities. Our technologies support our clients’ competitiveness by improving process efficiencies and reducing emissions. We have taken aggressive steps to address the challenge of increasing environmental regulation, including a newly-created strategic business unit to focus on our growth in environmental markets. Not only do we impact the environment through the products and services offered, but also through the manufacture of our products.

Our Lean Manufacturing and Quality efforts are critical to reducing waste in production, transportation, inventory and material use. For instance, through the use of a “flexible manufacturing” strategy, we can accomplish the same amount of manufacturing in less space, where we use our suppliers to flex our capacity up or down as needed to meet our manufacturing requirements.

We are committed to providing our clients with the highest quality products and services, and are continuously striving for improved quality and efficiency of both our products and our processes. Our current worldwide Process Innovation team includes approximately 100 employees who work across the globe to improve quality, on-time delivery, cycle time, and profitability. The team uses a number of continuous improvement tools such as 6 Sigma, Lean Methodologies, Value Analysis/Value Engineering, and Total Quality Management. They teach employees how to apply value-creation and change management methodologies to their areas of responsibility, and to take ownership of process improvement. The Lean philosophy and Quality Improvement principles are continually being inspired and expanded throughout our Company in a structured fashion using a variety of training tools. Since mid 2008, over 8,100 courses and workshops have been completed, and over 2,100 employees have completed at least one on-line Lean course. From management to machine tool operators, our employees have an understanding of these Quality and Lean practices. To further improve efficiency and productivity, the entire organization is currently undergoing a transformation through a Global Singular Process (GSP) effort. Through data, processes, people, and technology, a common way of doing business is being defined.

Efficiency in our operations remains a priority as we focus on providing our clients with faster and improved configured solutions, shorter response times, improved cycle times, and consistent on-time delivery. Investments in 2009 have improved the efficiency of our operations. From 6-S workplace procedures in all Service Centers to energy audits in our largest manufacturing facilities, improvement initiatives are obvious day-to-day events. Cost improvements through waste reduction were also significant in 2009. Project FIT was launched to drive financially measurable reductions in indirect spending areas such as energy use, rent, consultants, etc. over a two-year period. In addition, consumption management of expense items such as travel and logistics, information technology, and other non-product commodities are expected to contribute to improved financial results.

We will further provide a competitive advantage to our clients through our current localization strategy as reflected in 2009 with new strategic arrangements in the Kingdom of Saudi Arabia and in South Korea.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies, petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include Chevron, Royal Dutch Shell, ExxonMobil, BP, Statoil, Total, Petrobras, Pemex, PDVSA, Petronas, Saudi Aramco, ConocoPhillips, LUKOIL, Marathon Petroleum Company, Repsol, and Dow Chemical Company. In 2009, Chevron totaled 5.1% of total net revenues. In 2008, BP totaled 5.0% of total net revenues and in 2007, no one client exceeded 5.0% of total net revenues.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we may become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. The alliance agreements are generally terminable upon 30 days notice without penalty, and therefore do not assure a long-term business relationship, but to date, we have not had an alliance client terminate our relationship.

Competition

We encounter competition in all areas of our business. We compete against products manufactured by competitors worldwide. The principal methods of competition in these markets relate to product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients are barriers to entry for potential new market entrants. Some of our existing competitors have greater financial and other resources than we do.

Over the last 25 years, the turbo compressor industry has consolidated from more than 15 to 7 of our larger competitors, the reciprocating compressor industry has consolidated from more than 12 to 6 of our larger competitors and the steam turbine industry has consolidated from more than 18 to 5 of our larger competitors. Our larger competitors in the new unit segment of the turbo compressor industry include GE Oil & Gas/Nuovo Pignone, Siemens, Solar Turbines, Inc., Rolls-Royce Group plc, Elliott Company, Mitsubishi Heavy Industries and MAN Turbo; in the reciprocating compressor industry include GE Oil and Gas/Nuovo Pignone, Burckhardt Compression, Neuman & Esser Group, Ariel Corp., Thomassen and Mitsui & Co., Ltd.; and in the steam turbine industry include Elliott Company, Siemens, GE Oil & Gas/Nuovo Pignone, Mitsubishi Heavy Industries and Shin Nippon Machinery Co. Ltd.

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

Research and Development

Our research and development expenses were $20.3 million, $12.7 million, and $12.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Certain development expenses are associated with specific orders and are not shown as research and development expenses on our consolidated statement of income, but instead are included in cost of sales. We believe current expenditures are adequate to sustain ongoing research and development activities. We make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance and significant cost savings. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2009, we had approximately 6,100 employees worldwide. Of our employees, approximately 64% are located in the United States. Approximately 37% of our employees in the United States are covered by collective bargaining agreements.

Painted Post, N.Y.

In November of 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse in negotiations, the Company exercised it’s right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the Union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the union and the Company was ratified, which agreement, expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income on December 31, 2007, that is being amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued a decision in an administrative hearing which found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The Company anticipates that any impact arising from the ULPs will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer to resolve with finality.

Wellsville, N.Y.

The Company and Moore Lodge No. 1580, affiliated with District Lodge No. 65 of the International Association of Machinists and Aerospace Workers, AFL-CIO, the union that represents certain employees at the Company’s Wellsville facility (the “Machinists”), entered into a collective bargaining agreement in August 2009. The agreement, expires in August 2012.

Other Labor Relations Matters

A collective bargaining agreement will expire at our Burlington, IA facility in June 2010. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Additionally, approximately 47% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following other locations have individuals under collective bargaining agreements and/or are unionized: Olean, NY; Le Havre, France; Peterborough, UK; Naroda, India; Oberhausen and Bielefeld, Germany; and Kongsberg, Norway. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

Various federal, state and local laws and regulations impose liability on current or previous real property owners, lessees or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In addition, such laws impose liability for such costs on persons who disposed of, or arranged for the disposal of, hazardous substances at third-party sites. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

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

The equity purchase agreement entered into in connection with the Acquisition provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort cases, which had a three-year time limit for a claim to be filed, Ingersoll Rand will remain responsible without time limit for certain specified known environmental liabilities that existed as of the October 29, 2004, closing date. Each of these liabilities has been placed on the Environmental Remediation and Compliance Schedule to the equity purchase agreement (the “Final Schedule”). We are responsible for all environmental liabilities that were not identified prior to the closing date and placed on the Final Schedule, although we may have claims against others.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products and provide services under a number of registered trade names, service names, brand names and registered trademarks, which we believe are widely recognized in the industry.

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

With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our proprietary technology is difficult and the steps we have taken may not prevent unauthorized use of such technology. The disclosure or misappropriation of our trade secrets and other proprietary information could harm our ability to protect our rights and our competitive position.

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

Additional Information

We file annual, quarterly and current reports, amendments to these reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). Our SEC filings may be accessed and read free of charge through our website at www.dresser-rand.com or through the SEC’s website at www.sec.gov.  These SEC filings are available on our website as soon as reasonably practicable after we file them electronically with the SEC. The information contained on, or that may be accessed through, our website is not part of this Form 10-K. All documents we file are also available at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We have adopted a Code of Conduct that applies to all employees, executive officers and directors. The Code of Conduct is posted on our website, www.dresser-rand.com, and is available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o General Counsel, West8 Tower, Suite 1000, 10205 Westheimer Rd. Houston, TX, 77042. Any amendment to the Code of Conduct or any waiver of any provision of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be disclosed on our website at www.dresser-rand.com or in a report on Form 8-K within four business days of such event. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Board or a Committee of the Board authorized to do so.

ITEM 1A.	RISK FACTORS

Economic recessions could adversely affect our business.

Prolonged periods of little or no economic growth could decrease demand for oil and gas, which in turn, could result in lower prices for oil and gas. Such decreased demand and lower prices can result in lower demand for our new equipment and, therefore, could adversely affect our results of operations and cash flows. The decline in growth rates in the United States and worldwide in late 2008 and into 2009 significantly reduced demand for our products and services. New units and aftermarket bookings in 2009 declined 49.1% and 14.6%, respectively, from 2008 levels.

Volatility and disruption of the credit markets may negatively impact us.

We intend to finance our operations and initiatives with existing cash, cash from operations, and borrowings under our credit facility, if necessary. Adverse national and international economic conditions may affect our ability to fully draw upon our credit facility and we may not be able to obtain financing at competitive pricing and terms. Further, while we believe our current liquidity is adequate for our current plans, deterioration in the credit markets or prolonged tightening of credit availability could adversely affect the ability of our clients to pay us or the ability of our suppliers to meet our needs or do so competitively, which could affect our results of operations, liquidity and cash flows.

Our operating results and cash flows could be harmed because of industry downturns.

Conditions in the oil and gas industry, which affect approximately 89% of our revenue, are subject to factors beyond our control. The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile commodity prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the aging of the installed base of equipment throughout the industry, gas market growth and the construction of new energy infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate. Moreover, new unit bookings can be highly variable due to volatile market conditions, subjectivity clients exercise in placing orders, and timing of large orders.

Prices of oil and gas have been very volatile over the past two years with significant increases until achieving historic highs in July 2008 and a significant decline since that time. These price declines reduced demand for our new units, and to a lesser extent for our aftermarket parts and services, from the levels experienced during 2008 and our new unit bookings in 2009 declined 49.1% compared with 2008. Prolonged periods of reduced client investment in new units could have a material adverse impact on our financial condition, results of operations and cash flows. Any significant downturn in our clients’ markets or in general economic conditions could result in a reduction in demand for our services and products and could harm our business. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock and our senior subordinated notes.

We may not be successful in implementing our business strategy to increase our aftermarket parts and services revenue.

We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured equipment base and approximately 4% of the aftermarket parts and services needs of the equipment base of other manufacturers. The successful implementation of our strategy depends on our ability to provide aftermarket parts and services to both our own and our competitors’ installed base of equipment, to develop and maintain our alliance relationships and to maintain competitive costs. Our ability to successfully implement our aftermarket business strategy also depends to a large extent on the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of our clients to outsource their service needs to us, the willingness of our competitors’ clients to outsource their service needs to us and general economic conditions. In addition, our ability to implement our localization initiatives, make strategic acquisitions and to enter into new alliance agreements with national oil companies in developing countries will impact the success of our business strategy. We cannot assure you that we will succeed in implementing our strategy.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business. The principal methods of competition in our markets include product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace, our business could be adversely affected. In our aftermarket parts and services segment, we compete with our major competitors, small independent local providers and our clients’ in-house service providers. Other original equipment manufacturers typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business.

We may not be able to integrate our acquisitions successfully, or achieve the expected benefits from, any future acquisitions, which could adversely affect our results.

We have at times used acquisitions as a means of expanding our business to enhance returns and expect that we will continue to do so. If we do not successfully integrate our acquisitions, we may not realize expected operating improvements and synergies. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies involve a number of risks, including:

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

Economic, political and other risks associated with worldwide sales and operations could adversely affect our business.

Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business globally. For the year ended December 31, 2009, 38% of our net revenue was derived from North America, 19% from Europe, 16% from the Middle East and Africa, 17% from Asia Pacific and 10% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls which impact our ability to convert currencies;

•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries;

•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations governed by non-U.S. law;

•	unexpected transportation delays or interruptions;

•	unexpected changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

Our worldwide operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations or expropriation.

Some of the markets in which we operate are politically unstable and are subject to occasional civil and communal unrest. Riots, strikes, the outbreak of war or terrorist attacks in locations where we have operations or commercial interests, could also adversely affect our business.

From time to time, certain of our foreign subsidiaries operate in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and the United Nations. Those foreign subsidiaries sell compressors, turbines and related parts, accessories and services to clients including enterprises controlled by government agencies of these countries in the oil, gas, petrochemical and power generation industries. The Company’s foreign subsidiaries’ aggregate 2009 sales into countries that were subject to pending sanctions and embargoes was approximately 3% of the Company’s total sales. Although not material in magnitude, certain investors may view even our limited business in these restricted countries adversely. This could have an adverse impact on the price of our common stock and our senior subordinated notes. These sanctions and embargoes do not generally prohibit those subsidiaries from transacting business in such countries; however, they can prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities.

In addition, some of these countries are currently identified by the State Department as terrorist-sponsoring states, namely Iran, Sudan and Syria. Because certain of our foreign subsidiaries have transacted business in these countries in our last fiscal year, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our common stock and our senior subordinated notes. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our common stock and our senior subordinated notes.

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including our senior subordinated notes and the U.S. dollar-denominated borrowings under our restated senior secured credit facility. Significant fluctuations between currencies may also adversely affect our clients and suppliers.

In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, the economic and political situation in Venezuela is subject to change. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolívar receivable balances and bolívar cash balances. On occasion, the Venezuelan government has devalued the bolivar, including a recent devaluation on January 8, 2010. As a result of this most recent devaluation, the Company recorded a foreign exchange loss in our Consolidated Income Statement of approximately $13.6 million and a reduction in our aftermarket backlog of approximately $1.1 million in January 2010. It is not possible to estimate the impact on U.S. dollar backlog resulting from Venezuelan clients’ inability to fund previously booked projects as a result of the devaluation.

Additionally, the Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolívars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. Specifically, included in our cash balance of $223.2 million reported at December 31, 2009, was $22.4 million denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in Venezuela. Due to the government restrictions on transfers of cash out of the country and control of exchange rates, we can not immediately convert the cash at the official exchange rate at December 31, 2009. We have various applications to convert bolivars in order to transfer approximately $17.1 million of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals, and in some cases, rejections of our applications. Consequently, approximately $3.1 million of our cash in Venezuela has been translated to U.S. dollars at December 31, 2009, at an effective exchange rate that was approximately 65% less favorable than the official rate (“Parallel Rate”), which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6 million for the year ended December 31, 2009. Separately, we may from time to time convert additional cash in Venezuela, but without going through the application process, would only currently be able to do so at the Parallel Rate. This would result in us having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on our Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in our Consolidated Income Statement.

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations on transactions, but we have not historically hedged translation risk. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

If we lose our senior management or key personnel, our business may be materially and adversely affected.

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified key personnel. In addition, there is significant demand in our industry for qualified engineers, mechanics and other skilled workers. Certain members of our management received a significant amount of the net proceeds from the initial public offering and secondary offerings of our common stock, and have the financial ability to retire. We cannot assure you that we will be able to retain all of our current senior management personnel and to attract and retain other necessary personnel, including qualified mechanics, engineers and other skilled workers, necessary for the development of our business. The loss of the services of senior management and other key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

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

We routinely deal with natural gas, oil and other petroleum products. As a result of our manufacturing and services operations, we generate, manage and dispose of, or recycle, hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, wash-down wastes and sandblast material. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, clean-up and monitoring requirements under U.S. and foreign, federal, state and local environmental laws and regulations. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party also is liable.

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

We also expect that scientific examination of and political attention to issues surrounding the existence and extent of climate change will continue. A variety of regulatory developments, both domestic and international, have been introduced that are focused on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. These developments and further legislation that we expect may be enacted or the development or changes within international accords could adversely affect our operations and the demand for or suitability of our products and services.

Failure to maintain a safety performance that is acceptable to our clients could result in the loss of future business.

Our U.S. clients are heavily regulated by the Occupational Safety & Health Administration concerning workplace safety and health. Our clients have very high expectations regarding safety and health issues and require us to maintain safety performance records for our worldwide operations, field services, repair centers, sales and manufacturing plants. Our clients often insist that our safety performance equal or exceed their safety performance requirements. We estimate that over 90% of our clients have safety performance criteria for their suppliers in order to be qualified for their “approved suppliers” list. If we fail to meet a client’s safety performance requirements, we may be removed from that client’s approved suppliers database and precluded from bidding on future business opportunities with that client.

In response to our clients’ requirements regarding safety performance, we maintain a database to measure our monthly and annual safety performance and track our incident rates. Our incident rates help us identify and track accident trends, determine root causes, formulate corrective actions, and implement preventive initiatives. We cannot assure you that we will be successful in maintaining or exceeding our clients’ requirements in this regard or that we will not lose the opportunity to bid on certain contracts.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of December 31, 2009, we had approximately 6,100 employees worldwide. Of our employees, approximately 64% are located in the United States. Approximately 37% of our employees in the United States are covered by collective bargaining agreements including operations in Olean, Painted Post and Wellsville, NY., and in Burlington, IA. A collective bargaining agreement will expire at our Burlington, IA facility in June 2010. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Furthermore, approximately 47% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following international locations are unionized with agreements negotiated annually: Le Havre, France; Peterborough, UK; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We may be faced with product claims or adverse consequences of regulations as a result of the hazardous applications in which our products are used.

Because some of our products are used in systems that handle volatile, toxic or hazardous substances, a failure or alleged failure of certain of our products have resulted in, and in the future could result in, claims against our Company for product liability, including property damage, personal injury damage, wrongful death, pollution and other environmental damage, and consequential damages. These risks may expose our clients to liability. If our clients suffer damages as a result of the occurrence of such events, they may reduce their business with us. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Furthermore, a claim could be made for the adverse consequences of environmental contamination under various regulations. Such claims could have an adverse affect on our business, operations and cash flow.

Third parties may infringe our intellectual property or we may infringe the intellectual property of third parties, and we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, we cannot assure you that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable. Also, others may develop technologies that are similar or superior to our technology, duplicate or reverse engineer our technology or design around the patents owned or licensed by us.

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

We are in the process of implementing an Oracle based information management system across our worldwide operations. We have implemented the system in part at our LeHavre, Burlington and Bielefeld facilities and our domestic field service operations and have started implementation in the rest of our North American manufacturing facilities and repair centers. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

These covenants could have a material adverse affect on our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as economic conditions and changes in regulations, and we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior subordinated notes and/or the restated senior secured credit facility. If there were an event of default under the indenture governing our senior subordinated notes and/or the restated senior secured credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our restated senior secured credit facility when it becomes due, the lenders under the restated senior secured credit facility could proceed against the assets and capital stock which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

Our pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial experience and changes in government laws and regulations. If the market value of securities held by the plan trusts declines, our pension expense would increase and, as a result, could adversely affect our financial results. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligation under such plans. Such factors and the statutory funding requirements of various countries in which we sponsor pension plans may legally require us to make contributions to our pension plans in the future, and those contributions could be material. In addition, if local authorities increase the minimum funding requirements for our pension plans, we could be required to contribute more funds, which would negatively affect our cash flow.

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

While the remedial measures we have taken were effective in sustaining the remediation of all previously identified material weaknesses in our internal control over financial reporting, deficiencies might arise in the future that could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, should we subsequently encounter weaknesses in our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a negative effect on the price of our securities.

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

Our corporate headquarters is located in Houston, Texas. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2009.

		Approx.
Location	Status	Square Feet	Type

Bielefeld, Germany	Owned	30,492	Manufacturing and services
Burlington, Iowa	Owned	114,000	Manufacturing and services
Campinas, Brazil	Owned	36,870	Services
Houston, Texas	Owned	109,800	Manufacturing and services
Houston, Texas	Owned/Leased	173,002	Warehouse and offices
Kongsberg, Norway	Leased	119,737	Manufacturing and services
Le Havre, France	Owned	829,359	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Oberhausen, Germany	Owned	75,122	Manufacturing and services
Olean, New York	Owned/Leased	934,012	Manufacturing and services
Painted Post, New York	Owned	840,000	Manufacturing and services
Peterborough, United Kingdom	Owned/Leased	176,306	Manufacturing and services
Shanghai, China	Leased	92,493	Manufacturing and services
Wellsville, New York	Owned	396,912	Manufacturing and services

ITEM 3.	LEGAL PROCEEDINGS ($ and £ in millions)

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

In November of 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse in negotiations, the Company exercised it’s right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including, the NLRB’s findings that the Union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued a decision in an administrative hearing which found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The Company anticipates that any impact arising from the ULPs will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer to resolve with finality.

During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute related to a period in the 1990’s over potential unequal treatment of men and women under the pension plan and is exploring its rights against others.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

	High	Low

2009
Three months ended March 31, 2009	$23.99	$17.19
Three months ended June 30, 2009	$29.36	$22.57
Three months ended September 30, 2009	$32.66	$23.75
Three months ended December 31, 2009	$32.42	$27.59
2008
Three months ended March 31, 2008	$40.74	$27.47
Three months ended June 30, 2008	$41.76	$30.49
Three months ended September 30, 2008	$40.56	$30.23
Three months ended December 31, 2008	$30.11	$12.74

As of February 22, 2010, there were 15 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 31,883 as of February 22, 2010.

We do not currently have plans to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and acquisitions. At December 31, 2009, the amount available to us to pay cash dividends under the more restrictive covenants of our restated senior secured credit facility and our indenture governing the senior subordinated notes is limited to 5% of the proceeds from any public offering of stock since October 29, 2004. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended December 31, 2009:

Approximate
Dollar Value
			Total Number	of Shares
			of Shares	That May Yet
		Average Price	Purchased as Part of	Be Purchased
	Total Number of	Paid Per	Publicly Announced Plans	Under the
Period	Shares Purchased (1)	Share	or Programs	Plans or Programs

October 2009	—		—
November 2009	1,222	$31.05	—
December 2009	—		—

Total	1,222		—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total stockholder return with a general market index (the S&P 500) and the PHLX Oil Service Sector Index (OSX) of 15 companies in the oil service sector. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dresser-Rand Group Inc., the S&P 500 and the PHLX Oil Service Sector Index at the close of trading on August 5, 2005, the date of our initial public offering, and also assumes the reinvestment of all dividends.

Comparison of Cumulative Total Return

		INDEXED RETURNS
	Base	Years Ending
	Period
Company/Index	8/5/05	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Dresser-Rand Group Inc.	$100	$106	$107	$171	$76	$139

S&P 500 Index	100	103	119	125	79	91

PHLX Oil Service Sector Index	100	110	121	182	73	118

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

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Income Data:
Net sales, third parties	$2,289.6	$2,194.7	$1,665.0	$1,501.5	$1,206.9
Other operating revenue	—	—	—	—	1.3

Total revenues	2,289.6	2,194.7	1,665.0	1,501.5	1,208.2
Cost of sales	1,632.1	1,576.1	1,216.1	1,097.8	921.0

Gross profit	657.5	618.6	448.9	403.7	287.2
Selling and administrative expenses(1)	287.3	273.8	239.0	228.8	164.0
Research and development expenses	20.3	12.7	12.8	10.4	7.1
Curtailment amendment/partial settlement(2)	1.3	(5.4)	—	(11.8)	—

Income from operations	348.6	337.5	197.1	176.3	116.1
Interest expense, net	(31.8)	(29.4)	(36.8)	(47.9)	(57.0)
Early redemption premium on debt	—	—	—	—	(3.7)
Other (expense) income, net	(4.9)	(6.8)	7.3	8.9	(2.8)

Income before income taxes	311.9	301.3	167.6	137.3	52.6
Provision for income taxes	101.1	103.6	60.9	58.5	15.5

Net income	$210.8	$197.7	$106.7	$78.8	$37.1

Net income per share:
Basic	$2.58	$2.36	$1.25	$0.92	$0.56
Diluted	$2.57	$2.36	$1.25	$0.92	$0.56
Cash flow data:
Cash flows provided by operating activities	$129.8	$234.8	$216.0	$164.1	$212.4
Cash flows used in investing activities	(62.6)	(136.3)	(26.0)	(19.5)	(59.5)
Cash flows provided by (used in) financing activities	1.9	(148.6)	(140.8)	(100.1)	(160.1)

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$223.2	$147.1	$206.2	$146.8	$98.0
Total assets	2,150.2	2,052.2	1,950.9	1,771.3	1,657.9
Debt:
Current portion of debt	0.1	0.2	0.2	0.1	0.1
Long-term debt, net of current maturities	370.0	370.1	370.3	505.6	598.1
Total debt	370.1	370.3	370.5	505.7	598.2
Stockholders’ equity	1,012.6	760.2	805.2	631.9	514.7

(1)	2006 amount includes stock-based compensation expense — exit units of $23.6 as disclosed in our Annual Report on form 10-K for the year ended December 31, 2006.

(2)	See Note 12, Post-retirement Benefits other than Pensions, in the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	our inability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-K.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what the impact would be on our results of operations and financial condition. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. Further discussion of these and other risk considerations is provided in Item 1A, Risk Factors, in this Form 10-K.

Overview

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life critical applications in the worldwide oil, gas, petrochemical and industrial process industries. Our services and products are used for a wide range of applications, including oil and gas production, refinery processes, natural gas processing, pipelines, petrochemical production, high-pressure field injection and enhanced oil recovery. We also serve general industrial markets including paper, steel, sugar, and distributed power and government markets. In addition, see Item 1, Business, in this Form 10-K for a description of the markets we serve.

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (65 sales offices, 37 service centers and 12 major manufacturing locations) in 18

U.S. states and 29 countries. For the year ended December 31, 2009, our revenue by geographic region consisted of North America 38%, Europe 19%, Asia Pacific 17%, Middle East and Africa 16% and Latin America 10%. Our total combined revenues by geographic region for the year ended December 31, 2008, consisted of North America 41%, Europe 25%, Asia Pacific 12%, Middle East and Africa 11% and Latin America 11%.

Corporate History

Dresser-Rand has been serving the energy markets since 1840. For nearly 170 years, the Company has been able to build on the legacy of innovation and technology from 18 companies that include many of the most respected names in the industry — Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Nadrowski, Coppus, Murray, Gimpel, Peter Brotherhood, Arrow Industries, Enginuity and Compression Renewal Services. During that time, we have amassed the largest installed base of equipment in our class that would be very difficult for competitors to replicate.

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

On August 4, 2005, Dresser-Rand Group Inc. completed its initial public offering of common stock at $21.00 per share. The common stock trades on the New York Stock Exchange under the symbol “DRC.” During 2006 and 2007, there were three secondary sales of the Company’s stock by D-R Interholding, LLC, an affiliate of First Reserve Corporation. D-R Interholding LLC subsequently sold its entire interest in Dresser-Rand Group Inc.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Dresser-Rand Group Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise indicates, the terms “we”, “our”, “us”, the “Company” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

Effects of Currency Fluctuations

We conduct operations in over 140 countries. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a large purchase or a large sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs are denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in hedging strategies going forward, but have not attempted to qualify for hedge accounting treatment during 2009, 2008 or 2007. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and results of operations.

Included in our cash balance of $223.2 reported at December 31, 2009, was $22.4 million denominated in Venezuelan bolivars. The balance is primarily a result of favorable operating cash flows in Venezuela. Due to government restrictions on transfers of cash out of the country and control of exchange rates, we can not immediately convert the cash at the official exchange rate at December 31, 2009. We have various applications to convert bolivars in order to transfer approximately $17.1 million of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals, and in some cases rejections of our applications. Consequently, approximately $3.1 million of our cash in Venezuela has been translated to U.S. dollars at December 31, 2009, at an effective exchange rate that is approximately 65% less favorable than the official rate (“Parallel Rate”) which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6 million for the year ended December 31, 2009. Separately, we may from time to time convert additional cash from Venezuela, but without going through the application process, would only currently be able to do so at the Parallel Rate. This would result in us having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on our Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in our Consolidated Income Statement.

On occasion, the Venezuelan government has also devalued the bolivar, including a recent devaluation on January 8, 2010. As a result of this most recent devaluation, the Company recorded a foreign exchange loss in our Consolidated Income Statement of approximately $13.6 million and a reduction in our aftermarket backlog of approximately $1.1 million in January 2010. It is not possible to estimate the impact on U.S. dollar backlog resulting from Venezuelan clients’ inability to fund previously booked projects as a result of the devaluation.

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

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other labor related costs, facilities, workstations and software costs associated with product development. These costs are expensed as incurred. Expenses for major projects are carefully evaluated to manage return on investment requirements. We expect that our research and development spending will be at least in line with 2009 levels.

Other (Expense) Income

Other (expense) income includes those items that are non-operating in nature. Examples of items reported as other (expense) income are equity in earnings of certain 50% or less owned affiliates, casualty losses, certain government grants and the impact of currency exchange fluctuations.

Depreciation and Amortization

Property, plant and equipment is reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets primarily consist of amounts allocated to customer relationships, software and technology, trade names and other intangibles. All of the intangible assets are generally amortized using the straight-line method over their estimated useful lives.

Bookings and Backlog

New Units

Bookings represent firm orders placed for specific scope of supply during the period, whether or not filled. The elapsed time from booking to completion of performance is typically six to fifteen months (longer for less frequent major projects). The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of authorization which management has determined are likely to be performed. Although backlog represents business that is considered firm, cancellations or scope adjustments may occur. In certain cases, cancellation of a contract provides us with the opportunity to bill for certain incurred costs and penalties. Backlog is adjusted to reflect currency exchange rates as of the date the backlog is reported. Bookings are adjusted to reflect cancellations and revised scope.

Aftermarket Parts and Services

Bookings represent firm orders placed for specific scope of supply during the period, whether or not filled. Backlog primarily consists of unfilled parts orders and open repair and field service orders. The elapsed time from order entry to completion can be one day to 12 months depending on the complexity of the order. Backlog is adjusted to reflect currency exchange rates as of the date the backlog is reported. Bookings are adjusted to reflect cancellations and revised scope.

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

Results of Operations

Year ended December 31, 2009, compared to the year ended December 31, 2008

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008

Statement of Operations Data:
Total revenues	$2,289.6	100.0%	$2,194.7	100.0%
Cost of sales	1,632.1	71.3	1,576.1	71.8

Gross profit	657.5	28.7	618.6	28.2
Selling and administrative expenses	287.3	12.5	273.8	12.5
Research and development expenses	20.3	0.9	12.7	0.6
Curtailment amendment/partial settlement	1.3	0.1	(5.4)	(0.2)

Operating income	348.6	15.2	337.5	15.3
Interest expense, net	(31.8)	(1.4)	(29.4)	(1.3)
Other expense, net	(4.9)	(0.2)	(6.8)	(0.3)

Income before income taxes	311.9	13.6	301.3	13.7
Provision for income taxes	101.1	4.4	103.6	4.7

Net income	$210.8	9.2%	$197.7	9.0%

Bookings	$1,661.5		$2,523.3

Backlog — ending	$1,711.7		$2,251.5

Total revenues.  The adverse economic conditions and the downturn in the oil and gas markets in late 2008 and 2009 adversely affected new unit bookings which is expected to result in lower new unit sales in 2010. This downturn, however, did not have a negative impact on 2009 sales because of significant backlog in the beginning of 2009 and long lead times in our new unit segment. In addition, our aftermarket parts and services segment is less cycle sensitive than the new units segment. Total revenues were $2,289.6 for the year ended December 31, 2009, compared to $2,194.7 for the year ended December 31, 2008. This is a $94.9, or 4.3% increase. The highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of normal price increases and higher volume in 2009. The segments remained relatively consistent as a percentage of revenues when compared to 2008.

Cost of sales.  Cost of sales was $1,632.1 for the year ended December 31, 2009, compared to $1,576.1 for the year ended December 31, 2008. As a percentage of revenues, cost of sales decreased to 71.3% for 2009 compared to 71.8% for

2008. The decrease in cost of sales as a percentage of revenue was primarily due to productivity improvements partly mitigated by an unfavorable mix and a non-recurring accrual related to a potential pension adjustment in the United Kingdom of $4.9.

Gross profit.  Gross profit was $657.5, or 28.7% of revenues for the year ended December 31, 2009, compared to $618.6, or 28.2% of revenues for the year ended December 31, 2008. We experienced increased margins due to the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $287.3 for the year ended December 31, 2009, compared to $273.8 for the year ended December 31, 2008. Selling and administrative expenses were 12.5% as a percentage of revenues for both years ended December 31, 2009, and 2008 respectively.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2009 were $20.3, compared to $12.7 for the year ended December 31, 2008. Research and development expenses increased significantly in 2009 as a result of executing our strategy to introduce new and innovative products and technologies. The formation of a Technology and Business Development organization in January 2009 further accelerated investment on key new product development initiatives for Integrated Compression Systems (ICS), Liquid Natural Gas (LNG) and gas turbines, as well as, expanding the annual portfolio of projects focused on product enhancements. We expect our research and development spending to be at least in line with 2009 levels.

Curtailment amendment/partial settlement.  In connection with a collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is being amortized into the statement of income over the three-year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare-eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. The Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses in the statement of income for the three months ended June 30, 2008, that were previously included in accumulated other comprehensive income. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008. As a result of this and other prior amendments, cost of sales in 2008 includes a credit related to our pension and post-retirement benefits of $6.8 compared to expense of $8.2 in 2009. Additionally, we did not recognize deferred actuarial losses of $82.3 in 2008 and $2.3 in 2009 in our statement of income. These deferred actuarial losses have been recorded in accumulated other comprehensive income (loss).

Operating income.  Operating income was $348.6 for the year ended December 31, 2009, compared to $337.5 for the year ended December 31, 2008. The $11.1 increase was attributed to higher gross profit partially offset by increased research and development expenses and higher selling and administrative expenses. As a percentage of revenues, operating income remained relatively consistent at 15.2% for 2009 compared to 15.3% for 2008.

Interest expense, net.  Interest expense, net was $31.8 for the year ended December 31, 2009, compared to $29.4 for the year ended December 31, 2008, including $3.2 of amortization of deferred financing costs for 2009 and $3.1 for 2008. We experienced lower interest income in the year ended December 31, 2009 resulting from lower interest bearing cash balances and lower interest rates.

Other expense, net.  Other expense, net was $4.9 for the year ended December 31, 2009, compared to $6.8 for the year ended December 31, 2008. Net currency losses were $3.8 in 2009 and $6.5 in 2008. Due to government restrictions on transfers of cash out of Venezuela and control of exchange rates, we can not immediately convert a portion of the cash at the official exchange rate at December 31, 2009. We have various applications to convert bolivars in order to transfer approximately $17.1 of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals, and in some cases rejections of our applications. Consequently, approximately $3.1 of our cash in Venezuela has been translated to U.S. dollars at the Parallel Rate, which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6 for the year ended December 31, 2009.

On occasion, the Venezuelan government has devalued the bolivar, including a recent devaluation on January 8, 2010. As a result of this most recent devaluation, the Company recorded a foreign exchange loss in our Consolidated Income Statement of approximately $13.6 million.

Provision for income taxes.  Provision for income taxes was $101.1 for the year ended December 31, 2009, and $103.6 for the year ended December 31, 2008. The effective tax rate for 2009 was 32.4% compared to 34.4% for 2008. Our estimated income tax provision for the year ended December 31, 2009 and 2008, results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. During the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a tax benefit in certain foreign tax jurisdictions which reduced our effective tax rate by approximately 2.0 percentage points for the year ended December 31, 2009. We anticipate that the reorganization will result in an ongoing reduction in our tax rate of approximately 1.5%. The previously discussed devaluation of the bolivar in January 2010 will not result in a tax benefit and is expected to increase our effective tax rate by approximately 1.9% for the year ended December 31, 2010.

Bookings and backlog.  Bookings for the year ended December 31, 2009, decreased to $1,661.5 from $2,523.3 for the year ended December 31, 2008. The backlog decreased to $1,711.7 at December 31, 2009, from $2,251.5 at December 31, 2008. The recent adverse economic conditions and the downturn in the oil and gas markets in 2009 adversely affected new unit bookings which will result in lower new unit sales in 2010. These new unit bookings in 2009 reflected the ongoing project delays that we experienced throughout the first nine months of 2009. At December 31, 2009, approximately 73% of the $1,711.7 backlog was scheduled to ship in 2010.

The devaluation of the Venezuelan bolivar that occurred on January 8, 2010, is expected to reduce our aftermarket backlog by approximately $1.1 in the three months ended March 31, 2010. It is not possible to estimate the impact on U.S. dollar backlog resulting from Venezuelan clients’ inability to fund previously booked projects as a result of the devaluation.

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

Segment Analysis — year ended December 31, 2009, compared to year ended December 31, 2008

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008

Revenues
New units	$1,258.8	55.0%	$1,202.7	54.8%
Aftermarket parts and services	1,030.8	45.0%	992.0	45.2%

Total revenues	$2,289.6	100.0%	$2,194.7	100.0%

Gross profit
New units	$262.9		$217.2
Aftermarket parts and services	394.6		401.4

Total gross profit	$657.5		$618.6

Operating income
New units	$169.0		$131.9
Aftermarket parts and services	264.7		276.7
Unallocated corporate expenses	(85.1)		(71.1)

Total operating income	$348.6		$337.5

Bookings
New units	$727.2		$1,429.3
Aftermarket parts and services	934.3		1,094.0

Total bookings	$1,661.5		$2,523.3

Backlog — ending
New units	$1,370.8		$1,830.5
Aftermarket parts and services	340.9		421.0

Total backlog	$1,711.7		$2,251.5

New Units

Revenues.  The adverse economic conditions and the downturn in the oil and gas markets in late 2008 and 2009 adversely affected new unit bookings which is expected to result in lower new unit sales in 2010. This downturn, however, did not have a negative impact on 2009 sales. Revenues for this segment were $1,258.8 for the year ended December 31, 2009, compared to $1,202.7 for the year ended December 31, 2008. The $56.1, or 4.7% increase was attributable principally to significant backlog in the beginning of 2009 and long lead times as well as the realization of prior period price increases and increased volume.

Gross profit.  Gross profit was $262.9 for the year ended December 31, 2009, compared to $217.2 for the year ended December 31, 2008. Gross profit, as a percentage of segment revenues, was 20.9% for 2009 compared to 18.1% for 2008. Gross profit as a percentage of revenues increased as a result of cost and productivity improvements, partly mitigated by unfavorable mix within the new unit segment and the allocation of a non-recurring accrual related to a potential pension adjustment in the United Kingdom of $2.8 for the year ended December 31, 2009.

Operating income.  Operating income was $169.0 for the year ended December 31, 2009, compared to $131.9 for the year ended December 31, 2008. As a percentage of segment revenues, operating income was 13.4% for 2009 compared to 11.0% for 2008. Both increases were due to the factors discussed above.

Bookings and Backlog.  New unit bookings for the year ended December 31, 2009, decreased to $727.2, compared to $1,429.3 for the year ended December 31, 2008. The adverse economic conditions and the downturn in the oil and gas markets in 2009 adversely affected new unit bookings which will result in lower new unit sales in 2010. These new unit bookings in 2009 reflected the ongoing project delays that we experienced throughout the first nine months of 2009. While it is difficult to accurately predict whether the environment will worsen or improve, we believe that the decline is the result of a temporary delay in the placement of orders rather than the cancellation of projects. Backlog was $1,370.8 at December 31, 2009, compared to $1,830.5 at December 31, 2008.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $1,030.8 for the year ended December 31, 2009, compared to $992.0 for the year ended December 31, 2008. The increase in revenues was primarily the result of the realization of prior period price increases and increased volume.

Gross profit.  Gross profit was $394.6 for the year ended December 31, 2009, compared to $401.4 for the year ended December 31, 2008. Gross profit, as a percentage of segment revenues was 38.3% for 2009 compared to 40.5% for 2008. Gross profit as a percentage of revenues decreased primarily due to a less favorable mix within the aftermarket segment and the allocation of a non-recurring accrual related to a potential pension adjustment in the United Kingdom of $2.1, partially offset by improved pricing and cost and productivity improvements.

Operating income.  Operating income was $264.7 for the year ended December 31, 2009, compared to $276.7 for the year ended December 31, 2008. As a percentage of segment revenues, operating income was 25.7% for 2009 compared to 27.9% for 2008. The changes in operating income and operating income as a percentage of segment revenues have resulted principally for the reasons discussed above.

Bookings and backlog.  Bookings for the year ended December 31, 2009, were $934.3, compared to $1,094.0 for the year ended December 31, 2008. The decline in bookings in the aftermarket segment for the year ended December 31, 2009, has principally resulted from a significant decline in order flow from one national oil company client, unfavorable foreign exchange and reduced maintenance spending by our clients worldwide. Backlog was $340.9 for the year ended December 31, 2009, compared to $421.0 for the year ended December 31, 2008.

The devaluation of the Venezuelan bolivar that occurred on January 2010 is expected to reduce our aftermarket backlog by approximately $1.1 in the three months ended March 31, 2010.

Year ended December 31, 2008 compared to the year ended December 31, 2007

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007

Statement of Operations Data:
Revenues	$2,194.7	100.0%	$1,665.0	100.0%
Cost of sales	1,576.1	71.8	1,216.1	73.0

Gross profit	618.6	28.2	448.9	27.0
Selling and administrative expenses	273.8	14.4	239.0	14.4
Research and development expenses	12.7	0.6	12.8	0.8
Plan settlement/curtailment amendment	(5.4)	(0.2)	—	—

Operating income	337.5	15.3	197.1	11.8
Interest expense, net	(29.4)	(1.3)	(36.8)	(2.2)
Other (expense) income, net	(6.8)	(0.3)	7.3	0.4

Income before income taxes	301.3	13.7	167.6	10.1
Provision for income taxes	103.6	4.7	60.9	3.7

Net income	$197.7	9.0%	$106.7	6.4%

Bookings	$2,523.3		$2,194.7

Backlog — ending	$2,251.5		$1,859.3

Total revenues.  During the first half of 2008, the energy market was very robust as the worldwide demand for and price of oil and gas was strong, which in turn caused very strong market conditions for our products and services. The decline in the oil and gas prices over the latter half of 2008 did not have a negative impact on 2008 revenues because of significant backlog, continued bookings of legacy projects, and long lead times in our new unit segment. In addition, our aftermarket parts and services segment provides us with a steady stream of recurring revenues. Total revenues were $2,194.7 for the year ended December 31, 2008, compared to $1,665.0 for the year ended December 31, 2007. This is a $529.7, or 31.8% increase. The highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume increased significantly during 2008 as we continued to expand in global markets. The New Units segment increased as a percentage of revenues while the Aftermarket parts and services segment decreased.

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

Gross profit.  Gross profit was $618.6, or 28.2% of revenues for the year ended December 31, 2008, compared to $448.9, or 27.0% of revenues for the year ended December 31, 2007. We experienced increased margins due to a variety of factors including higher revenue and a more favorable mix. In addition, 2007 was negatively impacted because the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007, when we declared impasse. At that time, we implemented our last contract offer and the employees agreed to return to work. We estimate the work stoppage and related preparation costs reduced our gross profit for the year ended December 31, 2007, by approximately $34. In November 2009, the members of IUE-CWA Local 313, representing the workers at our Painted Post facility ratified a new labor agreement after working for nearly two years without a contract. The contract is effective November 9, 2009, through March 1, 2013. This matter is more fully discussed in Item 3 of Part I of this Form 10-K.

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

Research and development expenses.  Total research and development expenses for the year ended December 31, 2008 were $12.7, compared to $12.8 for the year ended December 31, 2007. Research and development expenses have remained consistent with 2007 and our 2008 planned spending.

Curtailment amendment/partial settlement.  In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling, for all eligible employees, $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the statement of income for the three months ended June 30, 2008. The net gain related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008. As a result of this and other prior amendments, cost of sales in 2008 includes a credit related to our pension and post retirement benefits of $6.8 compared to expense of $6.8 in 2007. Additionally, we did not recognize deferred actuarial losses of $82.3 in 2008 or deferred actuarial gains of $39.3 in 2007 in our statement of income. In accordance with SFAS No. 158, these deferred actuarial gains and losses have been recorded in accumulated other comprehensive income (loss).

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

Segment Analysis — year ended December 31, 2008 compared to year ended December 31, 2007

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

Backlog — ending
New units	$1,830.5		$1,543.0
Aftermarket parts and services	421.0		316.3

Total backlog	$2,251.5		$1,859.3

New Units

Revenues.  Revenues for this segment were $1,202.7 for the year ended December 31, 2008, compared to $813.5 for the year ended December 31, 2007. The $389.2, or 47.8% increase was attributable principally to continuing strong energy markets during most of 2008.

Gross profit.  Gross profit was $217.2 for the year ended December 31, 2008, compared to $127.2 for the year ended December 31, 2007. Gross profit, as a percentage of segment revenues, was 18.1% for 2008 compared to 15.6% for 2007. These increases were primarily attributable to lower margins in 2007. In 2007, the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007, by approximately $14 to $15. In November 2009, the members of IUE-CWA Local 313, representing the workers at our Painted Post facility ratified a new labor agreement after working for nearly two years without a contract. The contract is effective November 9, 2009, through March 1, 2013. This matter is more fully discussed in Item 3 of Part I of this Form 10-K.

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

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $992.0 for the year ended December 31, 2008, compared to $851.5 for the year ended December 31, 2007. This segment was adversely impacted by changes in the procurement process approval cycle and a delay in the budget appropriations for certain of our national oil company clients during 2007. The increase in revenues in 2008 reflected an improvement in these circumstances.

Gross profit.  Gross profit was $401.4 for the year ended December 31, 2008, compared to $321.7 for the year ended December 31, 2007. Gross profit, as a percentage of segment revenues was 40.5% for 2008 compared to 37.8% for 2007. These changes were attributed to a variety of factors including higher revenues and a more favorable mix. In addition, 2007 was negatively impacted because the represented employees at our Painted Post facility imposed a work stoppage on August 3, 2007, at the conclusion of the existing collective bargaining agreement as we were unsuccessful in reaching a new agreement. The work stoppage continued through November 29, 2007. We estimate the work stoppage reduced this segment’s gross profit for the year ended December 31, 2007 by approximately $19 to $20. In November 2009, the members of IUE-CWA Local 313, representing the workers at our Painted Post ratified a new labor agreement after working for nearly two years without a contract. The contract is effective November 9, 2009, through March 1, 2013. This matter is more fully discussed in Item 3 of Part I of this Form 10-K.

Operating income.  Operating income was $276.7 for the year ended December 31, 2008, compared to $213.8 for the year ended December 31, 2007. As a percentage of segment revenues, operating income was 27.9% for 2008 compared to 25.1% for 2007. The increase in the dollar amount and increase in percent of sales were due to the factors cited above.

Bookings and Backlog.  Bookings for the year ended December 31, 2008, were $1,094.0, compared to $873.2 for the year ended December 31, 2007. Backlog increased to $421.0 at December 31, 2008 from $316.3 at December 31, 2007. Aftermarket parts and services were adversely impacted in 2007, by changes in the procurement process approval cycle and a delay in the budget appropriations for certain national oil company clients. Bookings in 2008 reflect an improvement in this situation.

Liquidity and Capital Resources

Net cash provided by operating activities in the year ended December 31, 2009, was $129.8 compared to $234.8 for the year ended December 31, 2008. Although net income improved to $210.8 for the year ended December 31, 2009, from $197.7 for the year ended December 31, 2008, cash flows were negatively impacted by an increased investment in working capital. Accounts receivable declined in 2009 as a result of improved collections. The decrease in accounts receivable, however, was more than offset by lower progress and customer advance payments and lower accounts payable and accruals, which have resulted from lower bookings. Additionally, we made $28.0 of additional pension plan contributions in 2009 when compared to 2008 in accordance with our funding policy.

Net cash used in investing activities was $62.6 for the year ended December 31, 2009, compared to $136.3 for 2008. Capital expenditures of $41.1 in 2009 were comparable to capital expenditures of $40.2 in 2008. In 2009, cash used in investing activities included $12.7 related to the acquisition of Compressor Renewal Services Ltd. (“CRS”). Cash used in investing activities for the year ended December 31, 2008 included $91.4 related to the acquisitions of Peter Brotherhood Ltd., Enginuity LLC, and Arrow Industries, Inc., which included $5.1 of acquisitions costs. Additionally, in 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009. The Company made an additional optional investment in November 2009 of $5.0. The agreement allows the Company to make additional optional investments of $9.0 through October 2012.

On January 22, 2010, we paid contingent consideration of $24.1 to the former owners of Peter Brotherhood Ltd in accordance with the purchase agreement. The payment has been accrued in the Consolidated Balance Sheet at December 31, 2009.

Net cash provided by financing activities was $1.9 for the year ended December 31, 2009, compared to net cash used in financing activities of $148.6 for 2008. During 2008, we repurchased 4,110,754 shares of our common stock for approximately $150 as part of a Board authorized repurchase plan.

As of December 31, 2009, we had cash and cash equivalents of $223.2 and the ability to borrow $332.2 under our $500 restated senior secured revolving credit facility, as $167.8 was used for letters of credit. In addition to these letters of credit, a total of $85.8 of letters of credit and bank guarantees were outstanding at December 31, 2009, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations.

The Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolivars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. Included in our cash balance of $223.2 reported at December 31, 2009, was $22.4 denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in Venezuela. Due to the government restrictions on transfers of cash out of the country and control of exchange rates, we can not immediately convert a portion of the cash at the official exchange rate at December 31, 2009. We have applied to convert bolivars in order to transfer approximately $17.1 of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals, and in some cases, rejections of our applications. Consequently, approximately $3.1 of our cash in Venezuela has been translated to U.S. dollars at the Parallel Rate at December 31, 2009, which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6 for the year ended December 31, 2009. Separately, we may from time to time convert the additional cash from Venezuela, but without going through the application process, would only currently be able to do so at the Parallel Rate. This would result in us having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on our Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in our Consolidated Income Statement.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. In the aggregate, our pension plans at December 31, 2009, were underfunded by approximately $95.6. In order to comply with minimum funding requirements, we contributed approximately $37.4 to our funded plans worldwide in 2009 and currently project that we will contribute approximately $6.0 to our funded plans worldwide in 2010.

The asset allocations of the Company’s pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category
Cash and cash equivalents	$2.8	$—	$2.8	$—
U.S. equities	6.5	—	6.5	—
U.S. large-cap equities	53.8	53.8	—	—
U.S. small-cap value equities	8.8	8.8	—	—
U.S. small-cap growth equities	8.8	8.8	—	—
International equities	65.9	1.8	64.1	—
U.S. fixed income(1)	49.1	49.1	—	—
International fixed income(2)	30.6	—	30.6	—
Global asset allocations(3)	27.9	14.1	13.8	—
Insurance contracts(4)	21.7	—	—	21.7

Total	$275.9	$136.4	$117.8	$21.7

(1)	U.S. Fixed Income: Includes investments in the broad fixed income market such as government and agency bonds, mortgage bonds, and corporate bonds. Duration of the bonds may range from short (e.g., three months or less) to very long (e.g., 12 years or longer). Credit quality of U.S. Fixed Income is generally high quality in nature (e.g., AAA to BBB) but can also include lower quality or high yield bonds (e.g., BB or lower). Common indices are the Barclays Aggregate and Citigroup Broad Investment Grade Index.

(2)	International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds ranges up to 16.8 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Glits >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > 5 Years.

(3)	Global Asset Allocation: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. There is no common index for this asset class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.

(4)	Insurance Contract: Provided by insurance companies that pay benefits to retirees.

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

Contractual Obligations (€ in millions)

On December 28, 2007, the Company closed a €23 transaction, including a committed line of credit, that is being used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France for full load, full power testing of compressors powered by gas turbines and electric motors.

The Company is leasing the facility and 14 acres of land underlying the Facility under a lease (the “Lease”) under which the Company agreed to bear certain rights, obligations, and expenses related to the Facility and land. The Port of Le Havre owns the land and allows access for construction of the Facility and occupancy under the terms of a 30-year ground lease.

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

The initial base term of the Lease expires in February 2015. At maturity, the Lease may either be terminated or extended subject to the mutual agreement of the parties. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the Lease. If the Lease is terminated upon maturity, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility.

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

The following is a summary of our significant future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2009:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter

Debt obligations	$370.1	$0.1	$—	$370.0	$—
Operating lease obligations	52.0	15.1	21.0	9.7	6.2
Postemployment benefits	235.2	21.0	42.2	45.0	127.0
Interest	136.4	27.3	54.6	54.5	—
Acquisition agreement	10.0	10.0	—	—	—
Contingent consideration	24.1	24.1	—	—	—
License agreement (trademark)	1.8	0.4	0.9	0.5	—

Total	$829.6	$98.0	$118.7	$479.7	$133.2

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

Income Taxes — Our effective tax rate is based on income before income taxes and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating tax positions. We establish tax accruals for uncertain tax positions in accordance with ASC 740-10 (formally Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109). ASC 740-10 prescribes a financial statement recognition threshold and measurement attribute regarding tax positions taken or expected to be taken in a tax return. A tax position (1) may be recognized in financial statements only if it is more likely than not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position and, if recognized, (2) be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust these accruals in light of changing facts and circumstances.

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

Employee benefit plans — We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and healthcare cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with accounting principles generally accepted in the United States of America. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on then current rates and trends if appropriate to do so. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. The discount rate is established and based primarily on the yields of high quality fixed-income investments available and expected to be available during the period to maturity of the pension and postretirement benefits. We also review the yields reported by Moody’s on AA corporate bonds as of the measurement date. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. We review each plan and its returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

A 1% change in the medical cost trend rate assumed for postretirement benefits would have the following effects for the year ended December 31, 2009, and at December 31, 2009, respectively:

	1% Increase	1% Decrease

Effect on total service and interest cost components	$0.1	$(0.1)
Effect on postretirement benfit obligations	1.5	(1.4)

Commitments and contingencies — We are involved in various litigations, claims and administrative proceedings, including environmental matters, arising in the normal course of business. We have recorded reserves in the financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve. We provide for environmental accruals when, in conjunction with our internal and external counsel, we determine that a liability is both probable and reasonably estimable. Factors that affect the recorded amount of any liability in the future include: our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation. We have property and casualty insurance to cover such liabilities, but there is no guarantee that the coverage will be sufficient.

We have accrued liabilities for product liability claims, workers’ compensation matters and product warranty issues. We have recorded liabilities in our financial statements related to these matters, which are developed using input derived from actuarial estimates and historical, anticipated experience data and the judgment of counsel depending on the nature of the accrued liability. We believe our estimated liabilities are reasonable. If the level of claims changes or if the cost to provide the benefits related to these claims should change, our estimate of the underlying liability may change.

Goodwill and other intangible assets — We have significant goodwill and other intangible assets on our balance sheet. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangible assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. These estimated fair market values are estimated using market earnings multiples and estimates of future cash flows of our businesses. Factors affecting these market multiples and future cash flows include: the continued market acceptance of the products and services offered by our businesses; the development of new products and services by our businesses and the underlying cost of development; the future cost structure of our businesses; and future technological changes. Our goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances. We believe that our estimates and assumptions used are reasonable and comply with accounting principles generally accepted in the United States of America. Changes in business conditions could potentially require future adjustments to these valuations.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

On January 1, 2009, the Company adopted ASC 810 (formerly Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Non-controlling interests are not material to the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted ASC 805 (formerly Statement No. 141(R), Business Combinations) which applies to business combinations entered into after December 31, 2008. ASC 805 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. The adoption of ASC 805 did not have a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued ASC 105-10 (formerly Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification is the source of all authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. ASC 105-10 also modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP; authoritative and non-authoritative. The adoption of ASC 105-10 did not have an impact on Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition, which replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; (c) or estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. This amendment could significantly expand the disclosures related to the Company’s sales arrangements should it be determined that it results in a material change to the current practice. ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011, unless it selects early adoption of the amendment with retroactive application to January 1, 2010. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, which codifies Statement No. 166, Accounting for Transfers of Financial Assets, issued in June 2009 and revises the former guidance under Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-16 to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, which codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-17 to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in Millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. We enter into financial instruments to mitigate the impact of changes in currency exchange rates that may result from long-term customer contracts where we deem appropriate. These financial instruments are recorded at their market value with the resulting changes being included in earnings. Net foreign currency (losses) gains were $(3.8), $(6.5), $5.5 for the years ended December 31, 2009, 2008 and 2007, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15. Exhibits, Financial Statements and Schedules and are set forth on pages F-1 through F-43 immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2009, was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2009, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2010 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2010 Proxy Statement entitled “Director Compensation”, “Executive Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2010 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2010 Proxy Statement entitled “Certain Related Party Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2010 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007	F-3
	Consolidated Balance Sheet at December 31, 2009 and 2008	F-4
	Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-5
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F-6
	Notes to Consolidated Financial Statements	F-7 to F-43
(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2009, 2008 and 2007
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits

The following exhibits are filed with this report:

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 12, 2009, File No. 001-32586).
4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
4.2	Indenture dated as of October 29, 2004 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
4.3	First Supplemental Indenture, dated as of December 22, 2005 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.2	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBC Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed August 31, 2007, File No. 001-32586).
10.3	Amendment No. 1, dated as of April 24, 2008, to the Amended and Restated Credit Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 29, 2008, File No. 001-32586).

10.4	Domestic Guarantee and Collateral Agreement, dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.5	Supplement No. 1 dated as of December 22, 2005, to the Domestic Guarantee and Collateral Agreement dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.6	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.7	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.8	Amended and Restated Employment Agreement, dated June 11, 2008, by and among Vincent R. Volpe and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*
10.9	Employment Agreement, dated July 25, 1990, by and between Jean-Francois Chevrier and Dresser-Rand S.A. (incorporated by reference to Exhibit 10.11 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.10	Amended and Restated Stockholder Agreement, effective as of July 15, 2005, by and among Dresser-Rand Group Inc., D-R Interholding, LLC, Dresser-Rand Holdings, LLC and certain management employees, together with any other stockholder who may be made party to this agreement (incorporated by reference to Exhibit 10.12 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.11	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.12	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.13	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*
10.14	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.15	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*
10.16	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*
10.17	Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*
10.18	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*
10.19	First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan.*

10.20	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.21	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.22	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.23	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.24	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.25	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.26	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock.*
10.27	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights.*
10.28	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units.*
10.29	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options.*
10.30	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.31	Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*
10.32	Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*
10.33	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*
10.34	Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*
10.35	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.36	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.37	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.38	The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.39	Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.40	Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.41	Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.42	English translation of letter agreement, dated December 29, 2008, between Dresser-Rand S.A. and Nicoletta Giadrossi (incorporated by reference to Exhibit 10.46 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.43	Letter of Assignment, dated February 5, 2007, from Dresser-Rand Company to Jean-Francois Chevrier (incorporated by reference to Exhibit 10.47 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.44	Letter of Agreement, dated January 24, 2009, from Dresser-Rand S.A. to Jean-Francois Chevrier (incorporated by reference to Exhibit 10.48 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.45	Offer Letter, dated December 14, 2008, from Dresser-Rand Company to Nicoletta Giadrossi (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.46	Offer Letter, dated May 12, 2009, from Dresser-Rand Group Inc. to James Garman (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 29, 2009, File No. 001-32586).*
10.47	Form of Confidentiality, Non-Compete, Severance and Change in Control Agreement with U.S. named executive officers (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 8, 2009, File No. 001-32586).*
10.48	Form of Confidentiality, Non-Compete, Severance and Change in Control Agreement with named executive officers residing in France (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 8, 2009, File No. 001-32586).*
10.49	Cash Bonus Retention Agreement, dated December 4, 2009, between James Garman and Dresser-Rand Company.*
10.50	Dresser-Rand Annual Incentive Program, adopted February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*
10.51	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors)
10.52	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors)
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included in signature page of this Form 10-K)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*	Executive Compensation Plans and Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010

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

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	February 25, 2010

/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President and Chief Financial Officer	February 25, 2010

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	February 25, 2010

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 25, 2010

/s/ RITA V. FOLEY Rita V. Foley	Director	February 25, 2010

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 25, 2010

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 25, 2010

/s/ STEPHEN A. SNIDER Stephen A. Snider	Director	February 25, 2010

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 25, 2010

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 25, 2010

DRESSER-RAND GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dresser-Rand Group Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2010

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008	2007
	($ in millions, except per share amounts)

Net sales of products	$1,840.8	$1,805.1	$1,339.5
Net sales of services	448.8	389.6	325.5

Total revenues	2,289.6	2,194.7	1,665.0

Cost of products sold	1,324.4	1,307.2	989.5
Cost of services sold	307.7	268.9	226.6

Total cost of sales	1,632.1	1,576.1	1,216.1

Gross profit	657.5	618.6	448.9
Selling and administrative expenses	287.3	273.8	239.0
Research and development expenses	20.3	12.7	12.8
Plan settlement/curtailment amendment	1.3	(5.4)	—

Income from operations	348.6	337.5	197.1
Interest expense, net	(31.8)	(29.4)	(36.8)
Other (expense) income, net	(4.9)	(6.8)	7.3

Income before income taxes	311.9	301.3	167.6
Provision for income taxes	101.1	103.6	60.9

Net income	$210.8	$197.7	$106.7

Net income per share:
Basic	$2.58	$2.36	$1.25

Diluted	$2.57	$2.36	$1.25

Weighted average shares outstanding — (in thousands):
Basic	81,662	83,678	85,470

Diluted	81,876	83,837	85,586

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2009	2008
	($ in millions, except
	per share amounts)

Assets
Current assets
Cash and cash equivalents	$223.2	$147.1
Accounts receivable, less allowance for losses of $14.4 at 2009 and $11.6 at 2008	289.8	366.3
Inventories, net	353.0	328.5
Prepaid expenses	24.9	43.4
Deferred income taxes, net	45.4	22.5

Total current assets	936.3	907.8
Property, plant and equipment, net	268.9	250.3
Goodwill	486.0	429.1
Intangible assets, net	430.9	441.6
Other assets	28.1	23.4

Total assets	$2,150.2	$2,052.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$412.0	$430.9
Customer advance payments	165.2	275.0
Accrued income taxes payable	8.1	30.2
Loans payable	0.1	0.2

Total current liabilities	585.4	736.3
Deferred income taxes, net	38.5	22.9
Postemployment and other employee benefit liabilities	109.9	135.3
Long-term debt	370.0	370.1
Other noncurrent liabilities	33.8	27.4

Total liabilities	1,137.6	1,292.0

Commitments and contingencies (Notes 9, 11 through 18)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized;
and, 82,513,744 and 81,958,846 shares issued and
outstanding, respectively	0.8	0.8
Additional paid-in capital	396.6	384.6
Retained earnings	638.1	427.3
Accumulated other comprehensive loss	(22.9)	(52.5)

Total stockholders’ equity	1,012.6	760.2

Total liabilities and stockholders’ equity	$2,150.2	$2,052.2

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
	2009	2008	2007
	($ in millions)

Cash flows from operating activities
Net income	$210.8	$197.7	$106.7
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	51.5	48.8	49.3
Deferred income taxes	(7.0)	(2.6)	(1.7)
Stock-based compensation	11.0	6.0	8.1
Excess tax benefits from share-based compensation	—	(0.4)	—
Amortization of debt financing costs	3.2	3.1	6.9
Provision for losses on inventory	6.7	3.3	0.4
Plan settlement / curtailment amendment	(0.2)	(11.8)	—
Loss (gain) on sale of property, plant and equipment	2.2	—	(0.6)
Net loss from equity investment	1.2	—	—
Working capital and other, net of acquisitions
Accounts receivable	82.1	(57.9)	2.4
Inventories	(20.7)	(51.2)	(71.6)
Accounts payable and accruals	(55.3)	77.7	40.6
Customer advances	(121.5)	25.4	93.9
Other	(34.2)	(3.3)	(18.4)

Net cash provided by operating activities	129.8	234.8	216.0

Cash flows from investing activities
Capital expenditures	(41.1)	(40.2)	(23.7)
Proceeds from sales of property, plant and equipment	1.2	0.3	5.8
Acquisitions, net of cash acquired	(12.7)	(91.4)	(8.1)
Other investments	(10.0)	(5.0)	—

Net cash used in investing activities	(62.6)	(136.3)	(26.0)

Cash flows from financing activities
Proceeds from exercise of stock options	2.1	1.4	0.4
Excess tax benefits from share-based compensation	—	0.4	—
Repurchase of common stock	—	(150.2)	—
Payments for debt financing costs	—	—	(4.5)
Proceeds of long-term debt	—	—	0.5
Payments of long-term debt	(0.2)	(0.2)	(137.2)

Net cash provided by (used in) financing activities	1.9	(148.6)	(140.8)

Effect of exchange rate changes on cash and cash equivalents	7.0	(9.0)	10.2

Net increase (decrease) in cash and cash equivalents	76.1	(59.1)	59.4
Cash and cash equivalents, beginning of the period	147.1	206.2	146.8

Cash and cash equivalents, end of period	$223.2	$147.1	$206.2

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total
	($ in millions)

At December 31, 2006	$0.9	$518.8	$123.1	$(10.9)		$631.9
Stock-based compensation	—	8.5	—	—	—	8.5
Adoption of FASB Interpretation No. 48	—	—	(0.1)	—	—	(0.1)
Net income	—	—	106.7	—	$106.7	—
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	34.2	34.2	—
Pension and other post retirement benefit plans — net of $15.3 tax
Amortization of prior service credit included in net periodic costs	—	—	—	(0.3)	(0.3)	—
Benefit plan amendments	—	—	—	4.8	4.8	—
Net actuarial gain arising during year	—	—	—	8.1	8.1	—
Curtailment amendment	—	—	—	11.4	11.4	—

Total comprehensive income					$164.9	164.9

At December 31, 2007	$0.9	$527.3	$229.7	$47.3		$805.2
Stock-based compensation	—	7.4	—	—		7.4
Stock repurchase	(0.1)	(150.1)	—	—		(150.2)
Net income	—	—	197.7	—	$197.7	—
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(48.3)	(48.3)	—
Pension and other postretirement benefit plans — net of $30.8 tax
Adoption of FASB Statement No. 158	—	—	(0.1)	(0.3)	(0.3)	(0.1)
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(4.4)	(4.4)	—
Benefit plan amendments	—	—	—	2.2	2.2	—
Net actuarial loss arising during the year	—	—	—	(45.7)	(45.7)	—
Curtailment amendment/partial settlement	—	—	—	(3.3)	(3.3)	—

Total comprehensive income					$97.9	97.9

At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)		$760.2
Stock-based compensation	—	12.0	—	—		12.0
Net income	—	—	210.8	—	$210.8	—
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	32.0	32.0	—
Pension and other postretirement benefit plans — net of $0.1 tax
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(1.4)	(1.4)	—
Benefit plan amendments	—	—	—	0.6	0.6	—
Net actuarial loss arising during the year	—	—	—	(1.8)	(1.8)	—
Plan settlement	—	—	—	0.2	0.2	—

Total comprehensive income					$240.4	240.4

At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)		$1,012.6

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share amounts)

1.	Business Activities and Certain Related Party Transactions

Dresser-Rand Group Inc., a company incorporated in the State of Delaware (together with its subsidiaries, the “Company”), commenced operations on October 30, 2004, when it acquired Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH (the “Acquisition”) from Ingersoll Rand Company Limited (“Ingersoll Rand”). The Company is engaged in the design, manufacture, sale and servicing of centrifugal and reciprocating compressors, gas and steam turbines, gas expanders and associated control panels.

From inception (October 29, 2004) through August 10, 2005, the Company was a wholly-owned subsidiary of D-R Interholding, LLC, which was a wholly-owned subsidiary of Dresser-Rand Holdings, LLC, (“Holdings”). During the period from August 11, 2005, through March 9, 2007, D-R Interholding, LLC sold all of its ownership of the common stock of the Company. Dresser-Rand Holdings, LLC was owned by First Reserve Fund IX, L.P., and First Reserve Fund X, L.P. (collectively “First Reserve”), funds managed by First Reserve Corporation, and certain members of management.

Dresser-Rand Name

The Company’s name and principal trademark is a combination of the names of the Company’s founder companies, Dresser Industries, Inc. and Ingersoll Rand. The Company acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand as part of the Acquisition. The rights to use the “Dresser” portion of the name were acquired from Dresser, Inc. (the successor company to Dresser Industries, Inc.), an affiliate of First Reserve, in October 2004. Total consideration was $5.0 of which $1.0 was paid in October 2004 with the remaining balance to be paid in equal annual installments of approximately $0.4 through October 2013. The total cost is being amortized to expense ratably through October 2013.

2.	Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of these consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries or variable interest entities for which the Company has determined that it is the primary beneficiary. Fifty percent or less owned companies for which the Company exercises significant influence but does not control, are accounted for under the equity method. All material intercompany transactions among entities included in the consolidated financial statements have been eliminated.

Use of Estimates

In conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management has used estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant estimates include allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, contract losses, penalties, environmental contingencies, product liability, self insurance programs and other contingencies. Actual results could differ from those estimates.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 (formally Statement No. 157, Fair Value Measurements and Disclosures) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Level 3  Unobservable inputs for the asset or liability

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Input levels used for fair value measurements are as follows:

Description	Disclosure	Input Level	Level 3 Inputs

Goodwill and intangible asset impairment testing	Note 2	Level 3	Estimated by independent third party appraisal firms
Acquired assets and liabilities	Notes 2 and 3	Level 3	Estimated by independent third party appraisal firms
Pension plan assets	Note 11	Levels 1, 2 and 3	Valued by insurance companies and estimated by certified actuaries
Long-term debt (note disclosure only)	Note 10	Level 1	Not applicable
Foreign currency derivatives	Note 14	Level 2	Not applicable

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Allowance for Losses on Receivables

The Company establishes an allowance for losses on receivables by applying specified percentages to the adjusted receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due so that accounts in excess of 360 days past due are fully reserved. In addition, the allowance is adjusted for specific customer accounts that have aged but collection is reasonably assured and accounts that have not aged but collection is doubtful due to insolvency, disputes or other collection issues.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. The useful lives of buildings range from 5 years to 40 years; the useful lives of machinery and equipment range from 3 years to 10 years. Maintenance and repairs are expensed as incurred.

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in ASC 350-40 (formerly Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). The amounts capitalized were $4.7, $3.0 and $4.8 for the years ended December 31, 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company accounts for impairments in accordance with ASC 360-10 (formerly Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets). This standard requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Intangible Assets

Under the requirements of ASC 350-20 (formerly Statement No. 142, Goodwill and Other Intangible Assets), goodwill and intangible assets deemed to have indefinite lives are not subject to amortization but are tested for impairment at least annually. ASC 350-20 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. ASC 350-20 requires the carrying value of non-amortizable intangible assets to be compared to their fair value, with any excess of carrying value over fair value to be recognized as an impairment loss in continuing operations. If circumstances indicate a change of fair value after the annual testing period, impairment testing would be re-performed to assess impairment.

The Company amortizes its intangible assets with finite lives over their estimated useful lives. See Note 7 for additional details regarding the components and estimated useful lives of intangible assets.

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

Uncertain tax positions (1) are recognized in financial statements only if it is more likely than not that the position will be sustained upon examination through any appeal and litigation processes based on the technical merits of the position and, if recognized, (2) are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Product Warranty

Warranty accruals are recorded at the time the products are sold and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Environmental Costs

Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, that have no significant future economic benefit, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The Company determines any required liability based on existing technology without reflecting any offset for possible recoveries from insurance companies and discounting. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized. The Company currently has not recorded any significant accrued environmental liabilities.

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

We enter into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying, erecting and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take up to fifteen months to complete. The criteria described below are applied to determine whether and/or how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

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

Shipping and Handling Costs

Amounts billed to clients for shipping and handling are classified as sales of products with the related costs incurred included in cost of sales.

Research and Development Costs

Research and development expenditures are comprised of salaries, qualifying engineering costs, and an allocation of related overhead costs, and are expensed when incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and post-retirement benefit plan liability adjustments, net of tax, as applicable.

Foreign Currency

Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at year-end exchange rates while income and expenses are translated using a weighted average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are included in net income only upon sale or liquidation of the underlying foreign investment. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

currencies other than the functional currency in earnings as incurred, except for those intercompany balances which are designated as long-term investments.

Inventory and property balances and related income statement accounts of non-U.S. entities that use the U.S. dollar as the functional currency, are translated using historical exchange rates. The resulting gains and losses are credited or charged to the Statement of Income.

Included in our cash balance of $223.2 million reported at December 31, 2009 was $22.4 million denominated in Venezuelan bolívars. Due to government restrictions on transfers of cash out of the country and control of exchange rates, we can not immediately convert the cash at the official exchange rate at December 31, 2009. We have various applications to convert bolivars in order to transfer approximately $17.1 million of such amount out of the country, but have experienced substantial delays in obtaining the necessary approvals, and in some cases, rejections of our applications. Consequently, approximately $3.1 million of our cash in Venezuela has been translated to U.S. dollars at December 31, 2009, at an effective exchange rate that was approximately 65% less favorable than the official rate (“Parallel Rate”) which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6 million for the year ended December 31, 2009.

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

The Company accounts for derivatives used in hedging activities in accordance with ASC 815-10 (formerly Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments). ASC 815-10 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Under ASC 815-10, any properly documented effective portion of a cash flow hedging instrument’s gain or loss is reported as a component of Other Comprehensive Income in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from Stockholders’ Equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instrument’s fair value change is recorded in the Consolidated Statement of Income. Classification in the Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge under ASC 815-10, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income as foreign currency income (loss) in other income (expense). The derivative financial instruments in existence at December 31, 2009 and 2008, were not designated as hedges for accounting purposes under ASC 815-10.

Stock-based Compensation

The Company recognizes compensation cost for stock-based compensation awards in accordance with ASC 718-10 (formerly Statement No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107). The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that has vested at that date.

Conditional Asset Retirement Obligations

The Company accounts for conditional asset retirement obligations in accordance with ASC 410-20 (formerly Interpretation No. 47, an interpretation of Statement No. 143, Accounting for Conditional Asset Retirement Obligations). ASC 410-20 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

ASC 410-20 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement or potential methods of settlement and, (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional asset retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.

New Accounting Standards

On January 1, 2009, the Company adopted ASC 810 (formerly Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported on the consolidated statement of income at amounts inclusive of income attributable to the parent and noncontrolling interest; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Non-controlling interests are not material to the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted ASC 805 (formerly Statement No. 141(R), Business Combinations) which applies to business combinations entered into after December 31, 2008. ASC 805 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. The adoption of ASC 805 did not have a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued ASC 105-10 (formerly Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification is the source of all authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. ASC 105-10 also modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP; authoritative and non-authoritative. The adoption of ASC 105-10 did not have an impact on Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition, which replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; (c) or estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. This amendment could

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

significantly expand the disclosures related to the Company’s sales arrangements should it be determined that it results in a material change to the current practice. ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011, unless it selects early adoption of the amendment with retroactive application to January 1, 2010. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, which codifies Statement No. 166, Accounting for Transfers of Financial Assets, issued in June 2009 and revises the former guidance under Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-16 to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, which codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-17 to have a material impact on our consolidated financial statements.

In January, 2010 the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2009 presentation.

3.	Acquisitions and other investments

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

The estimated fair value of the additional consideration for the CRS acquisition has been included as a liability in the financial statements. Changes in the fair value will be recognized immediately in the consolidated statement of income at each reporting date until the contingency is resolved.

On December 11, 2009, the Company signed an agreement to acquire the assets of a company to service its Middle East and Africa region for approximately $10.0. The acquisition is expected to close in March, 2010.

In 2008, the Company acquired three businesses and paid net total cash of $91.4, including $5.1 of acquisition costs.

On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (the business hereafter being referred to as “PBL”) in the United Kingdom. PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems, and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries. The purchase agreement included the potential for additional cash consideration based on Earnings Before

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Interest, Tax, Depreciation, and Amortization (EBITDA) for PBL’s fiscal year ended November 30, 2008. On January 22, 2010, the Company paid $24.1 in accordance with this provision of the contract. This amount is not included in the total cash paid of $91.4 discussed above.

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

All acquisitions have been integrated into the Company’s existing new units and aftermarket parts and services operating segments. The amount of goodwill deductible for tax purposes was $1.6 and $1.1 at December 31, 2009 and 2008, respectively.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2009	2008	2007

Accounts receivable, net	$0.8	$11.6	$—
Inventory, net	0.5	29.4	4.6
Prepaid expenses	—	1.1	—

Total current assets	1.3	42.1	4.6

Property, plant and equipment	6.6	39.6	0.5
Amortizable intangible assets	2.4	33.4	3.0
Goodwill	4.0	24.2	—
Other assets	—	0.3	—

Total assets acquired	14.3	139.6	8.1

Accounts payable and accruals	0.4	18.4	—
Customer advance payments	—	26.0	—
Other liabilities	1.2	3.8	—

Total liabilities assumed	1.6	48.2	—

Cash paid — net of $18.6 cash acquired in 2008	$12.7	$91.4	$8.1

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of each acquisition have been included in our consolidated financial results since the date of such acquisition, and were not material to the results of operations for the years ended December 31, 2009, 2008 and 2007.

Other Investments

In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009. The Company also made an optional investment in November 2009 of $5.0 which resulted in an aggregate non-controlling interest of 23.7%. The agreement allows the Company to make additional optional investments of $9.0 through October 2012. The Company’s maximum exposure to loss on its investment in Ramgen is limited to the amounts invested. In determining whether the Company should consolidate Ramgen, the Company considered that its ownership, coupled with the probability of exercising the option, would not absorb a majority of the expected losses or residual returns of Ramgen, and consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting.

In April, 2009, an affiliate of the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The affiliate will own approximately 50% of D-R Arabia. The affiliate is making a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC will own approximately 50% of the Company and is making a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership would absorb a majority of the expected losses or residual returns of D-R Arabia which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

4.	Earnings per Share

We calculate basic income per share of common stock by dividing net income by the weighted-average number of common shares outstanding for the period. We exclude non-vested shares of common stock issued in connection with our stock compensation plans from the calculation of the weighted-average common shares outstanding — basic until those shares vest. The calculation of income per share of common stock-diluted reflects the potential dilution under the treasury stock method that would occur if options issued under our stock compensation plans are exercised and the effect of the exercise would be dilutive and any dilutive effect of non-vested shares of common stock issued. Following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating basic and diluted income per share:

	Year Ended December 31,
	2009	2008	2007

Net income	$210.8	$197.7	$106.7

Weighted -average common shares outstanding:
(In thousands)
Basic	81,662	83,678	85,470
Dilutive effect of stock compensation awards	214	159	116

Diluted	81,876	83,837	85,586

Net income per share:
Basic	$2.58	$2.36	$1.25
Diluted	$2.57	$2.36	$1.25

5.	Inventories

Inventories were as follows:

	December 31,
	2009	2008

Raw materials and supplies	$132.6	$141.7
Work-in-process and finished goods	485.0	496.4

	617.6	638.1
Less: Progress payments	(264.6)	(309.6)

Total inventories	$353.0	$328.5

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

6.	Property, Plant and Equipment

Property, plant and equipment were as follows:

	December 31,
	2009	2008

Cost:
Land	$15.3	$14.7
Buildings and improvements	113.9	102.2
Machinery and equipment	285.3	252.1

	414.5	369.0
Less: Accumulated depreciation	(145.6)	(118.7)

Property, plant and equipment, net	$268.9	$250.3

Depreciation expense was $32.0 for the year ended December 31, 2009, $30.6 for 2008 and $32.1 for 2007.

7.	Intangible Assets and Goodwill

The following table sets forth the weighted average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2009		Weighted	December 31, 2008
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$93.1	$11.6	39 years	$92.8	$9.2
Customer relationships	258.6	34.5	37 years	250.5	26.5
Software	30.6	15.8	10 years	30.6	12.7
Existing technology	137.1	27.9	24 years	136.3	22.1
Non-compete agreement	2.1	0.8	4 years	2.1	0.2

Total amortizable intangible assets	$521.5	$90.6		$512.3	$70.7

Intangible asset amortization expense was $19.5 for the year ended December 31, 2009, $18.2 for 2008 and $17.2 for 2007. Amortization expense for these intangible assets is expected to be approximately $18.1 for each year from 2010 through 2014.

The Company had no goodwill impairments for the years ended December 31, 2009 and 2008. The following table represents the changes in goodwill in total and by segment (see note 20):

		Aftermarket
	New units	parts and services	Total

Balance, December 31, 2007	$131.6	$315.9	$447.5
Acquisitions	10.8	13.4	24.2
Adjustments	—	(0.6)	(0.6)
Foreign currency adjustments	(8.7)	(33.3)	(42.0)

Balance, December 31, 2008	133.7	295.4	429.1
Acquisitions	0.1	3.9	4.0
Adjustments	21.2	7.1	28.3
Foreign currency adjustments	2.0	22.6	24.6

Balance, December 31, 2009	$157.0	$329.0	$486.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

8.	Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2009	2008

Accounts payable	$178.1	$221.3
Accruals:
Payroll and benefits	68.0	62.2
Warranties	39.2	37.0
Taxes other than income	24.9	24.2
Third party commissions	16.5	15.2
Interest	6.5	5.7
Insurance and claims	8.4	8.7
Legal, audit and consulting	6.5	4.0
Pension and postretirement benefits	4.9	4.1
Forward exchange contracts	7.2	17.1
Repairs and maintanence	3.1	6.8
Accrued contingent consideration	24.1	—
Other	24.6	24.6

Total accounts payable and accruals	$412.0	$430.9

9.	Income Taxes

Income before income taxes was generated within the following jurisdictions:

	Year Ended December 31,
	2009	2008	2007

United States	$161.2	$158.6	$78.6
Foreign	150.7	142.7	89.0

Total	$311.9	$301.3	$167.6

The provision for income taxes was as follows:

	Year Ended December 31,
	2009	2008	2007

Current tax expense
United States	$51.6	$55.3	$27.0
Foreign	56.5	50.9	35.6

Total current	108.1	106.2	62.6

Deferred tax (benefit) expense
United States	(0.5)	1.1	1.6
Foreign	(6.5)	(3.7)	(3.3)

Total deferred	(7.0)	(2.6)	(1.7)

Total provision for income taxes	$101.1	$103.6	$60.9

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Year Ended December 31,
	2009	2008	2007

U.S Statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign operations	(4.1)%	(1.3)%	0.3%
State and local income taxes, net of U.S. tax	0.4%	0.4%	1.2%
Valuation allowances	1.2%	0.9%	0.2%
Export/manufacturing deductions	(0.5)%	(0.8)%	(1.0)%
Stock-based compensation	—	—	0.8%
Other	0.4%	0.2%	(0.2)%

Effective tax rate	32.4%	34.4%	36.3%

During the year ended December 31, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a benefit in certain of our foreign tax jurisdictions, which reduced our effective tax rate by approximately 2.0 percentage points for the year ended December 31, 2009.

The Company adopted the provisions of ASC 740-10 (formally Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
	2009	2008	2007

Beginning balance	$2.4	$2.2	$2.1
Additions based on tax positions related to current year	0.5	0.3	0.2
Settlements	(0.2)	—	(0.2)
Foreign currency adjustments	0.1	(0.1)	0.1

Ending balance	$2.8	$2.4	$2.2

Included in the balance at December 31, 2009, is $0.5 of unrecognized tax benefits that, if recognized, would not affect the annual effective tax rate due to indemnification by our former parent company, Ingersoll Rand. These amounts are not expected to increase or decrease significantly during 2010. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax benefits as interest expense and any estimated tax penalties as operating expenses. Such amounts accrued at December 31, 2009, were not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years

Brazil	2004 - 2008
Canada	2003 - 2008
France	2006 - 2008
Germany	2003 - 2008
India	2005 - 2008
Italy	2004 - 2008
Malaysia	2004 - 2008
Netherlands	2004 - 2008
Norway	2004 - 2008
United Kingdom	2005 - 2008
United States	2004 - 2008
Venezuela	2004 - 2008

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Any material tax amounts due from examination of tax periods prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.

A summary of the tax effect of temporary differences that create the deferred tax accounts follows:

	December 31,
	2009	2008

Deferred tax liabilities
Depreciation and amortization	$67.0	$65.8

Deferred tax assets
Inventories and receivables	$(9.0)	$(6.7)
Foreign tax credit carryforward	(1.5)	—
Other accrued expenses	(22.9)	(12.2)
Tax net operating loss carryforwards	(12.3)	(7.2)
Pension and employee benefits	(39.6)	(45.8)

Total deferred tax assets	(85.3)	(71.9)
Valuation allowances	11.4	6.5

Net deferred tax assets	(73.9)	(65.4)

Total net deferred tax (assets) liabilities	$(6.9)	$0.4

Presented in the balance sheet as:
Current deferred tax assets	$(45.4)	$(22.5)
Non-current deferred tax liabilities	38.5	22.9

Total net deferred tax (assets) liabilities	$(6.9)	$0.4

As of December 31, 2009, net operating loss carry forwards (NOLs) of approximately $37.0 were available to offset future taxable income in certain foreign subsidiaries. If not utilized, a portion of the foreign NOLs will begin to expire in 2010. Valuation allowances as of December 31, 2009, and December 31, 2008, of $11.4 and $6.5, respectively, have been recorded for NOLs and certain other deferred tax assets, for which it is more likely than not that the tax benefit will not be realized.

Management has decided to continue to permanently reinvest the unremitted earnings of its foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any foreign earnings were distributed, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. As of December 31, 2009, accumulated undistributed foreign earnings amounted to $246.4.

We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any income tax return producing any significant tax adjustment since the Acquisition. However, there is no assurance that future tax audits will produce the same results. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The Senior Secured Credit Facility is a $500.0 revolving credit facility. Any principal amount outstanding under the revolving credit facility is due and payable in full at maturity on August 30, 2012. There were no borrowings outstanding and the Company had issued $167.8 million of letters of credit under the revolving credit facility at December 31, 2009.

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

In general, the Senior Secured Credit Facility requires that certain net proceeds related to asset sales, incurrence of additional debt, casualty settlements and condemnation awards be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial tests (including maximum net leverage and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to corporate documents that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default.

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

The more restrictive covenant under the Senior Secured Credit Facility and the indenture governing the Senior Subordinated Notes allows dividends to be paid in any calendar year only to the extent of 5% of the proceeds from any public offering of stock since October 29, 2004. The Company may also repurchase and redeem its common stock in an aggregate amount not to exceed fifty percent of net income of the preceding year. Except during 2008 and 2009, repurchases and redemptions of common stock shall not exceed the sum of 50 percent of net income of the immediately preceding year plus $100 in each of those years.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Long-term debt consisted of the following:

	December 31,
	2009	2008

Senior subordinated notes	$370.0	$370.0
Other debt	0.1	0.3

Total debt	370.1	370.3
Less: current maturity	(0.1)	(0.2)

Total long-term debt	$370.0	$370.1

At December 31, 2009, the Company’s total long-term debt principal maturities were $0.1 in 2010 and
$370.0 in 2014.

11.	Pension Plans

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

Information regarding our pension plans follows:

	December 31,
	2009	2008

Change in projected benefit obligations
Benefit obligation at beginning of the period	$334.6	$350.6
Service cost	6.4	7.5
Interest cost	20.1	22.2
Employee contributions	0.3	0.3
Expenses paid	(0.9)	(0.9)
Actuarial loss (gain)	23.2	(6.3)
Plan amendments	1.6	3.1
Settlements	(6.1)	—
Acquistions	—	12.1
Benefits paid	(20.7)	(20.2)
Foreign currency adjustments	13.0	(33.8)

Benefit obligation at end of the period	$371.5	$334.6

Change in plan assets
Fair value at beginning of the period	$215.1	$298.7
Actual return on assets	40.8	(57.1)
Settlements	(6.1)	—
Acquistions	—	12.9
Company contributions	37.4	9.4
Employee contributions	0.3	0.3
Expenses paid	(0.9)	(0.9)
Benefits paid	(20.7)	(20.2)
Foreign currency adjustments	10.0	(28.0)

Fair value of assets at end of the period	$275.9	$215.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

	December 31,
	2009	2008

Amounts recognized in the balance sheet consist of:
Current liabilities	$2.6	$2.5
Noncurrent liabilities	93.0	117.0

Total balance sheet liability	$95.6	$119.5

Amounts recognized in accumulated other
comprehensive loss (income) consists of:
Net actuarial loss	$65.0	$68.9
Prior service cost	3.7	3.0

Total	$68.7	$71.9

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the three months ended March 31, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.

Included in service cost and interest cost in the change in projected benefit obligations for 2008 is $0.6 and $1.7, respectively, associated with adjusting the measurement date of the benefit obligations to the date of our fiscal year end statement of financial position in accordance with ASC 715-10 (formerly FASB Statement No. 158).

	December 31,
	2009	2008

Weighted-average assumptions used for benefit obligations
Discount rate
U.S. plans	5.80%	6.10%
Non-U.S. plans	5.64%	6.28%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	4.25%	3.73%

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The components of the net pension expense and amounts recognized in other comprehensive (income) loss include the following:

	For Year Ended December 31,
	2009	2008	2007

Net pension expense
Service cost	$6.4	$6.9	$6.9
Interest cost	20.1	20.5	18.6
Expected return on plan assets	(18.3)	(23.2)	(21.9)
Amortization of net actuarial loss	3.9	0.3	—
Amortization of prior service cost	0.8	0.1	—
Plan Settlement	1.3	—	—

Net pension expense	14.2	4.6	3.6

Amounts recognized in other
comprehensive (income) loss
Net actuarial loss (gain)	0.8	74.1	(15.8)
Prior service cost	2.0	2.4	0.2
Amortization of net actuarial loss	(5.2)	(0.3)	—
Amortization of prior service cost	(0.8)	(0.1)	—

Total recognized in other
comprehensive (income) loss	(3.2)	76.1	(15.6)

Total recognized	$11.0	$80.7	$(12.0)

Weighted-average assumptions used for net
periodic pension cost
Discount rate
U.S. plans	6.10%	6.10%	5.60%
Non-U.S. plans	6.28%	5.82%	4.94%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A
Non-U.S. plans	3.73%	4.27%	3.88%
Expected return on plan assets
U.S. plans	8.50%	8.50%	8.50%
Non-U.S. plans	6.77%	6.53%	6.87%

The Company develops the assumed discount rate using available high quality bonds with maturities that approximately match the forecasted cash flow requirements of the pension plan.

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is estimated to be $4.3.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2009	2008

Projected benefit obligation	$359.9	$263.4
Accumulated benefit obligation	337.4	256.9
Fair value of plan assets	264.6	151.6

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Upon the adoption of ASC 715-10 (formerly FASB Statement No. 158) in 2008, the Company used an annual measurement date of December 31. The expected long-term rates of return on plan assets are determined as of the measurement date. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments and expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plans’ investment policy. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five years. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The asset allocations of the Company’s pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category
Cash and cash equivalents	$2.8	$—	$2.8	$—
U.S. equities	6.5	—	6.5	—
U.S. large-cap equities	53.8	53.8	—	—
U.S. small-cap value equities	8.8	8.8	—	—
U.S. small-cap growth equities	8.8	8.8	—	—
International equities	65.9	1.8	64.1	—
U.S. fixed income(1)	49.1	49.1	—	—
International fixed income(2)	30.6	—	30.6	—
Global asset allocations(3)	27.9	14.1	13.8	—
Insurance contracts(4)	21.7	—	—	21.7

Total	$275.9	$136.4	$117.8	$21.7

(1)	U.S. Fixed Income: Includes investments in the broad fixed income market such as government and agency bonds, mortgage bonds, and corporate bonds. Duration of the bonds may range from short (e.g., three months or less) to very long (e.g., 12 years or longer). Credit quality of U.S. Fixed Income is generally high quality in nature (e.g., AAA to BBB) but can also include lower quality or high yield bonds (e.g., BB or lower). Common indices are the Barclays Aggregate and Citigroup Broad Investment Grade Index.

(2)	International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds ranges up to 16.8 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Glits >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > 5 Years.

(3)	Global Asset Allocation: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. There is no common index for this asset class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.

(4)	Insurance Contract: Provided by insurance companies that pay benefits to retirees.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs from the beginning of the year to the end of the year is as follows:

Insurance
Contracts

Balance, December 31, 2008	$17.0
Actual return on assets	1.0
Company contributions	1.9
Foreign exchange	3.2
Benefit payments	(0.7)
Settlements	(0.7)

Balance, December 31, 2009	$21.7

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

The Company’s policy is to contribute the amount necessary to maintain benefits under the Pension Protection Act of 2006, and additional amounts in our discretion up to the limitations imposed by the applicable tax codes. The Company currently projects that it will contribute approximately $6.0 to its funded plans worldwide in 2010.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $20.1 in 2010, $19.4 in 2011, $21.0 in 2012, $22.0 in 2013, $23.0 in 2014 and $127.0 for the years 2015 to 2019.

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $13.6 for the year ended December 31, 2009, $12.9 for 2008, and $12.1 for 2007. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $3.2 for the year ended December 31, 2009, $1.7 for 2008, and $0.8 for 2007.

12.	Post-retirement Benefits other than Pensions

The Company sponsors post-retirement plans that cover certain eligible U.S. employees that provide for certain healthcare and life insurance benefits. Post-retirement health plans generally are contributory and the amounts are adjusted annually. An eligible retiree’s healthcare benefit coverage is coordinated with Medicare. The Company funds the post-retirement benefit costs principally on a pay-as-you-go basis. Post-retirement life insurance plans are non-contributory. In 1997, post-retirement benefit plans for salaried and non-union hourly employees were amended to eliminate medical and life benefit coverage for all future retirees except for grandfathered employees.

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

Summary information on the Company’s plans was as follows:

	December 31,
	2009	2008

Change in benefit obligations
Benefit obligation at beginning of the period	$17.2	$29.4
Service cost	—	0.3
Interest cost	1.0	1.4
Benefits paid	(0.5)	(0.4)
Actuarial losses (gains)	1.1	(1.7)
Plan amendments	(2.6)	(5.4)
Settlement payment	—	(6.4)

Unfunded benefit obligation at end of the period
and balance sheet liability	$16.2	$17.2

Amounts recognized in the balance sheet:
Current liabilities	$0.9	$0.6
Noncurrent liabilities	15.3	16.6

Total balance sheet liability	$16.2	$17.2

Amounts recognized in accumulated other
comprehensive income:
Net actuarial loss	$5.0	$4.9
Net prior service credit	(11.6)	(17.0)

Total	$(6.6)	$(12.1)

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net post-retirement benefit income over the next fiscal year is estimated to be $7.9.

Benefit payments for post-retirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $0.9 in 2010, $0.9 in 2011, $1.1 in 2012, $1.3 in 2013, $1.6 in 2014 and $6.5 in the aggregate for the years 2015 to 2019. As a result of the Medicare Part D subsidy, we expect our 2015 to 2018 retiree medical benefit payments to be approximately $0.2 lower than they otherwise would have been as a result of the Medicare Act.

For 2007, the Company used an annual measurement date of November 30 for all of its post-retirement benefit plans. Upon the adoption of ASC 715-10 (formerly FASB Statement No. 158) in 2008, the Company began using an annual measurement date of December 31.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The components of the net post-retirement benefit (income) cost and amounts recognized in other comprehensive loss (income) were as follows:

	Year Ended December 31,
	2009	2008	2007

Net post-retirement benefits (income) cost
Service cost	$—	$0.2	$1.4
Interest cost	1.0	1.3	2.4
Amortization of
Net prior service credit	(8.0)	(7.4)	(0.7)
Net actuarial loss (gain)	1.0	(0.1)	0.1
Curtailment amendment/partial settlement	—	(5.4)	—

Total post-retirement benefits (income) cost	(6.0)	(11.4)	3.2

Amounts recognized as other comprehensive loss (income)
Adoption of ASC 715-10 (formerly, FASB Statement No. 158)	—	0.4	—
Net actuarial loss (gain)	1.1	(1.7)	2.5
Curtailment amendment/partial settlement	—	5.4	(18.6)
Plan amendments	(2.6)	(5.4)	(8.2)
Amortization of
Net prior service credit	8.0	7.4	0.7
Net actuarial (loss) gain	(1.0)	0.1	(0.1)

Total recognized in comprehensive loss (income)	5.5	6.2	(23.7)

Total recognized	$(0.5)	$(5.2)	$(20.5)

	Year Ended December 31,
	2009	2008	2007

Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	5.70%	6.10%	6.20%
Measurement date	12/31/09	12/31/08	11/30/07
Weighted-average assumptions used to determine
net periodic benefit cost (income) for years
ended December 31
Discount rate	6.10%	6.20%	5.70%
Discount rate at remeasurement date	N/A	6.60%	N/A
Measurement date	12/31/08	11/30/2007	11/30/06
Remeasurement date	N/A	04/01/08	N/A
Assumed health care cost trend rates
Current year trend rate	9.00%	9.00%	10.00%
Ultimate trend rate	4.75%	4.75%	5.00%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2031	2031	2013
Net periodic benefit cost for the year	2031	2013	2012

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects as of and for the year ended December 31, 2009:

	1%	1%
	Increase	Decrease

Effect on total service and interest cost components	$0.1	$(0.1)
Effect on postretirement benfit obligations	1.5	(1.4)

13.	Share Repurchase

On April 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $150.0 of the Company’s common stock which was approximately five percent of the Company’s outstanding shares. During the year ended December 31, 2008, the Company purchased 4,110,754 shares at an average price of $36.51 per share for a total purchase price of approximately $150.

14.	Financial Instruments

Financial assets accounted for at fair value are included in other current assets and financial liabilities accounted for at fair value are included in accounts payable and accruals on the consolidated balance sheet. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Year Ended December 31,
	2009	2008

Foreign currency exchange contracts assets	$5.9	$25.4

Foreign currency exchange contracts liabilities	$7.2	$17.1

The net foreign currency (losses) gains recognized for forward currency contracts were $(11.1), $9.1, and $(1.4) for the years ended December 31, 2009, 2008 and 2007, respectively, and were included in other income (expense), net.

The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of debt obligations as determined by quoted market prices as of December 31, 2009, was approximately $367.9.

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

We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

In November of 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including, the NLRB’s findings that the Union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued a decision in an administrative hearing which found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The Company anticipates that any impact arising from the ULPs will not have a material adverse effect on the Company’s financial condition. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer to resolve with finality.

During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute related to a period in the 1990’s over potential unequal treatment of men and women under the pension plan and is exploring its rights against others.

On December 28, 2007, the Company closed a lease transaction including a committed line of credit of up to €23 (approximately $33) that is being used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010 and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is generally determined by reference to the EURIBOR Rate plus an applicable margin of between 1.25% and 2.50% .

The initial base term of the lease expires in February 2015. At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the lease will mature in 2015.

The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payment obligations under the terms of the lease.

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $18.1, $17.5 and $16.5 for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2009, with terms in excess of one year for the next five years and thereafter are as follows: $15.1 in 2010, $12.1 in 2011, $8.9 in 2012, $5.7 in 2013, $4.0 in 2014, and $6.2 in 2015 and thereafter.

16.	Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Year Ended December 31,
	2009	2008	2007

Beginning balance	$37.0	$28.5	$23.4
Acquisitions	—	1.1	—
Provision for warranties issued during period	21.2	29.1	18.9
Adjustments to warranties issued in prior periods	(0.5)	4.1	2.6
Payments during the period	(19.6)	(23.1)	(17.9)
Foreign currency adjustments	1.1	(2.7)	1.5

Ending balance	$39.2	$37.0	$28.5

17.	Incentive Stock-Based Compensation Plans

On May 13, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). The Plan enables the Compensation Committee of the Board of Directors to award incentive and non qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers) and other service providers. The Nominating and Governance Committee has similar rights with respect to non-employee directors. The maximum number of shares that may be issued under the Plan is 6,000,000. The 2008 Plan replaces all prior plans and is the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended, and the 2008 plan as applicable was $12.0 for 2009, $6.9 for 2008 and $4.5 for 2007. At December 31, 2009, 4,866,230 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 2.3 years for outstanding employee grants was $26.1. The Company currently expects to issue new shares upon exercise of options and vesting of restricted stock units.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The following table summarizes option and stock appreciation right activity during 2009, 2008 and 2007:

		Weighted-average
	Shares	Exercise Price

Balance, December 31, 2007	1,097,059	$25.47
Granted	158,194	$30.94
Excercised	(64,955)	$21.94
Forfeited	(15,765)	$26.94
Expired	(2,225)	$25.18

Balance, December 31, 2008	1,172,308	$26.37
Granted	517,152	$21.98
Excercised	(112,232)	$23.18
Forfeited	(48,563)	$25.57
Expired	(12,037)	$25.40

Balance, December 31, 2009	1,516,628	$25.16

Excerisable December 31, 2007	139,184	$22.34
Excerisable December 31, 2008	248,814	$24.82
Excerisable December 31, 2009	400,123	$26.56

The weighted-average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2009, 2008 and 2007, was $12.40, $12.06, and $10.74, respectively. The total intrinsic value of options exercised during the year ended December 31, 2009, was approximately $0.8. The total intrinsic value of options and stock appreciation rights outstanding at December 31, 2009 was $10.4.

The options and stock appreciation rights granted have a 10 year contract term. Those granted in 2009 and 2008 vest over a four year period.

The Company estimates the fair value of stock options and stock appreciation rights using a Black-Scholes option valuation model, consistent with ASC 718-10 (formally Statement No. 123(R) and SEC Staff Accounting Bulletin No. 107). Key inputs and assumptions used to estimate the fair value of stock options and stock appreciation rights include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted-average grant date assumptions used to estimate the fair value of options and stock appreciation rights granted.

	2009	2008	2007

Option term (years)	5.4	5.5	5.7
Volatility	57.7%	39.9%	34.5%
Risk-free interest rate (zero coupon US Treasury note)	2.07%	0.88%	4.75%
Dividend yield	—	—	—

The option term is the number of years that the company estimates that options will be outstanding prior to exercise after vesting. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based on similarly situated companies since the Company does not have sufficient actual experience on which to base such estimates.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The following table summarizes employee shares and share unit’s activity during 2009, 2008 and 2007 and grant date fair values:

		Weighted-Average
	Shares	Grant Price

Nonvested at December 31, 2007	401,357	$25.92
Granted	246,662	$33.42
Vested	(109,327)	$25.09
Forfeited	(17,093)	$28.97

Nonvested at December 31, 2008	521,599	$29.40
Granted	579,570	$21.81
Vested	(158,964)	$29.16
Forfeited	(33,371)	$25.37

Nonvested at December 31, 2009	908,834	$24.77

The Company also grants shares and share units to Directors. Those granted in 2009 vest after a one year period. Those granted in 2008 and 2007 vest over three years. The total fair value of the 35,186 shares granted in 2009 at the grant dates was $0.7, the 21,661 shares granted in 2008 at the grant dates was $0.8, and the 17,340 shares and units granted in 2007 was $0.5. At December 31, 2009, the total intrinsic value of 35,437 unvested shares was $0.5.

18.	Significant Clients and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2009, 2008, and 2007, no one customer comprised more than 10% of sales.

The Company has operations and or does business in various countries outside the United States. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company.

19.	Other (Expense) Income

Other (expense) income includes the following:

	Year Ended December 31,
	2009	2008	2007

Foreign currency gains (losses)	$7.3	$(15.6)	$6.9
(Loss) gain on forward exchange contracts	(11.1)	9.1	(1.4)
Gain on sale of investment	—	—	2.3
Net loss from equity investment	(1.2)	—	—
Other	0.1	(0.3)	(0.5)

Total other (expense) income, net	$(4.9)	$(6.8)	$7.3

20.	Segment Information:

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1) New units are highly engineered solutions to new requests from clients. The segment includes engineering, manufacturing, sales and administrative support.

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

	Year Ended December 31,
	2009	2008	2007

Revenues
New units	$1,258.8	$1,202.7	$813.5
Aftermarket parts and services	1,030.8	992.0	851.5

Total revenues	$2,289.6	$2,194.7	$1,665.0

Operating income
New units	$169.0	$131.9	$56.4
Aftermarket parts and services	264.7	276.7	213.8
Unallocable	(85.1)	(71.1)	(73.1)

Total operating income	$348.6	$337.5	$197.1

Depreciation and amortization
New units	$27.7	$28.2	$26.4
Aftermarket parts and services	23.8	20.6	22.9

Total depreciation and amortization	$51.5	$48.8	$49.3

Goodwill
New units	$157.0	$133.7	$131.6
Aftermarket parts and services	329.0	295.4	315.9

Total goodwill	$486.0	$429.1	$447.5

Total assets (including goodwill)
New units	$356.0	$352.4	$315.0
Aftermarket parts and services	767.7	765.8	697.8
Unallocable	1,026.5	934.0	938.1

Total assets	$2,150.2	$2,052.2	$1,950.9

Revenues by destination
North America	$865.2	$901.1	$693.0
Latin America	239.4	251.3	218.6
Europe	430.1	538.4	300.2
Asia-Pacific	380.3	263.0	202.9
Middle East, Africa	374.6	240.9	250.3

Total revenues	$2,289.6	$2,194.7	$1,665.0

Long-lived assets by geographic area
North America	$178.9	$166.3	$149.3
Latin America	4.6	3.6	3.7
Europe	75.7	72.0	54.7
Asia-Pacific	9.7	8.4	9.0
Middle East, Africa	—	—	—

Total long-lived assets	$268.9	$250.3	$216.7

For the year ended December 31, 2009, there were no sales to clients in countries outside the U.S. that exceeded 5.0% of total revenues. For the year ended December 31, 2008, sales to clients in Norway were 11.0% of total revenues.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

For the year ended December 31, 2007, sales to clients in Brazil were 5.1% of total revenues. No other sales to clients within individual countries outside the United States exceeded 5% of the total revenues in any year presented.

21.	Selected Unaudited Quarterly Financial Data:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenues	$508.9	$606.1	$612.1	$562.5
Gross profit	137.1	170.0	182.2	168.2
Net income	34.5	60.3	74.6	41.4
Net income per share
Basic	0.42	0.74	0.91	0.51
Diluted	0.42	0.74	0.91	0.50

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenues	$363.8	$541.2	$543.9	$745.8
Gross profit	105.7	150.0	157.4	205.5
Net income	27.2	46.7	46.8	77.0
Net income per share-basic and diluted	0.32	0.55	0.57	0.94

22.	Supplemental Cash Flow Information:

	Year Ended December 31,
	2009	2008	2007

Cash paid for interest, net of amounts capitalized	$30.0	$33.0	$36.8
Cash paid for income taxes, net of refunds	122.4	100.4	71.1

23.	Supplemental guarantor financial information:

The following wholly owned subsidiaries guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC (collectively, the “Subsidiary Guarantors”).

The following condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents the balance sheets as of December 31, 2009 and 2008 and statements of operations and cash flows, for the years ended December 31, 2009, 2008 and 2007. The condensed consolidating financial information presents investments in consolidated subsidiaries using the equity method of accounting.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,354.1	$1,105.6	$(170.1)	$2,289.6
Cost of sales	—	962.7	804.0	(134.6)	1,632.1

Gross profit	—	391.4	301.6	(35.5)	657.5
Selling and administrative expenses	139.2	60.5	121.9	(34.3)	287.3
Research and development expenses	—	17.7	2.6	—	20.3
Plan settlement/curtailment amendment	—	—	1.3	—	1.3

(Loss) income from operations	(139.2)	313.2	175.8	(1.2)	348.6
Equity earnings in affiliates	285.4	14.8	—	(300.2)	—
Interest expense, net	(31.0)	—	(0.8)	—	(31.8)
Intercompany interest and fees	23.7	(7.0)	(16.7)	—	—
Other income (expense), net	2.7	(0.4)	(7.2)	—	(4.9)

Income before income taxes	141.6	320.6	151.1	(301.4)	311.9
(Benefit) provision for income taxes	(69.2)	120.1	50.2	—	101.1

Net income	$210.8	$200.5	$100.9	$(301.4)	$210.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,320.1	$1,029.8	$(155.2)	$2,194.7
Cost of sales	—	960.4	747.1	(131.4)	1,576.1

Gross profit	—	359.7	282.7	(23.8)	618.6
Selling and administrative expenses	125.9	59.2	110.6	(21.9)	273.8
Research and development expenses	—	11.7	1.0	—	12.7
Curtailment amendment/partial settlement	—	(5.4)	—	—	(5.4)

(Loss) income from operations	(125.9)	294.2	171.1	(1.9)	337.5
Equity earnings in affiliates	280.1	6.7	—	(286.8)	—
Interest (expense) income, net	(31.4)	0.2	1.8	—	(29.4)
Intercompany interest and fees	18.4	4.0	(22.4)	—	—
Other income (expense), net	2.2	(2.9)	(6.1)	—	(6.8)

Income before income taxes	143.4	302.2	144.4	(288.7)	301.3
(Benefit) provision for income taxes	(54.3)	110.3	47.6	—	103.6

Net income	$197.7	$191.9	$96.8	$(288.7)	$197.7

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$57.6	$—	$165.6	$—	$223.2
Accounts receivables, net	—	126.4	163.4	—	289.8
Inventories, net	—	215.0	147.0	(9.0)	353.0
Prepaid expenses and deferred income taxes	33.4	2.2	34.7	—	70.3

Total current assets	91.0	343.6	510.7	(9.0)	936.3
Investment in affiliates	1,911.9	64.6	—	(1,976.5)	—
Property, plant, and equipment, net	—	171.2	97.7	—	268.9
Intangible assets, net	—	436.5	480.4	—	916.9
Other assets	26.1	0.7	1.3	—	28.1

Total assets	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

Liabilities and Stockholders’ Equity
Accounts payable and accruals	$(90.9)	$306.3	$369.9	$—	$585.3
Loans payable	—	0.1	—	—	0.1

Total current liabilities	(90.9)	306.4	369.9	—	585.4
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	717.0	(756.7)	39.7	—	—
Other noncurrent liabilities	20.3	86.5	75.4	—	182.2

Total liabilities	1,016.4	(363.8)	485.0	—	1,137.6

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,011.8	1,380.4	605.1	(1,985.5)	1,011.8

Total stockholders’ equity	1,012.6	1,380.4	605.1	(1,985.5)	1,012.6

Total liabilities and stockholders’ equity	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(88.5)	$138.4	$79.9	$—	$129.8

Cash flows from investing activities:
Capital expenditures	—	(27.4)	(13.7)	—	(41.1)
Proceeds from sale of property, plant and equipment	—	1.2	—	—	1.2
Acquisitions	(12.7)	—	—	—	(12.7)
Other investments	(10.0)	—	—	—	(10.0)

Net cash used in investing activities	(22.7)	(26.2)	(13.7)	—	(62.6)

Cash flows from financing activities:
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Payments of long-term debt	—	(0.2)	—	—	(0.2)
Change in intercompany accounts	140.2	(112.0)	(28.2)	—	—

Net cash provided by (used in) financing activities	142.3	(112.2)	(28.2)	—	1.9

Effect of exchange rate changes on cash and cash equivalents	—	—	7.0	—	7.0
Net increase in cash and equivalents	31.1	—	45.0	—	76.1
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$57.6	$—	$165.6	$—	$223.2

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(110.5)	$187.0	$139.6	$(0.1)	$216.0

Cash flows from investing activities:
Capital expenditures	—	(18.6)	(5.1)	—	(23.7)
Acquisitions	—	(8.1)	—	—	(8.1)
Proceeds from the sale of equity investment	—	5.1	0.7	—	5.8

Net cash used in investing activities	—	(21.6)	(4.4)	—	(26.0)

Cash flows from financing activities:
Net change in debt	(62.2)	0.5	(75.0)	—	(136.7)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Cash paid for debt issuance costs	(4.5)	—	—	—	(4.5)
Change in intercompany accounts	210.6	(165.9)	(44.8)	0.1	—

Net cash provided by (used in) financing activities	144.3	(165.4)	(119.8)	0.1	(140.8)

Effect of exchange rate changes	—	—	10.2	—	10.2
Net increase in cash and equivalents	33.8	—	25.6	—	59.4
Cash and cash equivalents, beginning of period	36.9	—	109.9	—	146.8

Cash and cash equivalents, end of period	$70.7	$—	$135.5	$—	$206.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

24.	Subsequent Events

Subsequent events occurring after the balance sheet date but before the financial statement issuance date have been evaluated through February 25, 2010, the date of the filing.

The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on January 8, 2010. As a result of this most recent devaluation, the Company recorded a foreign exchange loss in our Consolidated Income Statement of approximately $13.6 million and a reduction in our aftermarket backlog of approximately $1.1 million in January 2010.

On January 18, 2010, the Company acquired the assets of Leading Edge Turbine Technologies, Inc. (“LETT”), located in Houston, TX for $35.0. LETT is a provider of turbine technologies specializing in industrial gas turbines, steam turbines and compressor repair. The purchase agreement includes the potential for additional cash consideration based on achieving certain Revenue and Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”) targets over a three-year period ending on December 31, 2012. The additional consideration is up to a maximum of $4.6 depending upon the achievement of such targets.

Pro forma financial information, assuming this acquisition occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of this acquisition will be included in our consolidated financial results from the date of such acquisition.

In February 2010 the Company’s board of directors authorized the repurchase of up to $200 million of its common stock, which is approximately 8 percent of the Company’s outstanding shares. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The transactions may be made from time to time and in such amounts, as management deems appropriate and will be funded from operating cash flows or borrowings under the Company’s revolving credit facility.

The number of shares to be repurchased and the timing of repurchases will be based on several factors. These factors include the price of the Company’s common stock, general business and market conditions, other investment opportunities including acquisitions and covenant limitations. The most restrictive covenant allows shares to be repurchased up to an annual amount of half the prior year’s net income. Presently, without seeking a covenant waiver, this limits the Company to approximately $100 million in 2010. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice.

Dresser-Rand Group Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2009, 2008 and 2007
($ in millions)

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/09	Expenses	Other Accounts		Deductions		12/31/2009

Allowance for losses on receivables	$11.6	$4.7	$—		$1.9(a	)	$14.4
Valuation allowance for deferred tax asset	6.5	3.9	1.0(b	)	—		$11.4

Notes:

(a)	- Impact of foreign exchange of $(0.2) and write-off of bad debts of $2.1.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/08	Expenses	Other Accounts		Deductions		12/31/2008

Allowance for losses on receivables	$5.9	$7.6	$—		$1.9(a	)	$11.6
Valuation allowance for deferred tax asset	5.5	1.6	(0.6	)(b)	—		6.5

Notes:

(a)	- Impact of foreign exchange of $.7 and write-off of bad debts of $1.2.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance at	Costs and	Charges to				Balance at
Description	01/01/07	Expenses	Other Accounts		Deductions		12/31/2007

Allowance for losses on receivables	$6.1	$1.2	$—		$1.4	(a)	$5.9
Valuation allowance for deferred tax asset	4.3	0.5	0.7	(b)	—		5.5

Notes:

(a)	- Impact of foreign exchange of $(0.2) and write-off of bad debts of $1.6.

(b)	- Impact of foreign exchange.

S-1