Form 10-Q
period 2010-03-31
Dresser-Rand Group Inc.
filed 2010-04-29
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from                      to
Commission file number 001-32586
Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

West 8 Tower, Suite 1000 10205 Westheimer Road Houston, TX	77042

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of April 23, 2010, was 82,530,716.

DRESSER-RAND GROUP INC.

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,
	2010	2009
	(Unaudited; $ in millions, except
	per share amounts)

Net sales of products	$398.5	$410.9
Net sales of services	103.6	98.0

Total revenues	502.1	508.9

Cost of products sold	287.1	304.3
Cost of services sold	72.9	67.5

Total cost of sales	360.0	371.8

Gross profit	142.1	137.1
Selling and administrative expenses	71.4	67.6
Research and development expenses	6.3	4.0
Plan settlement	—	1.3

Income from operations	64.4	64.2

Interest expense, net	(8.2)	(7.0)
Other expense, net	(16.2)	(4.3)

Income before income taxes	40.0	52.9
Provision for income taxes	17.7	18.4

Net income	$22.3	$34.5

Net income per share
Basic	$0.27	$0.42

Diluted	$0.27	$0.42

Weighted average shares outstanding — (in thousands)
Basic	81,865	81,573

Diluted	82,243	81,607

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(Unaudited; $ in millions, except
	share amounts)
Assets
Current assets
Cash and cash equivalents	$178.9	$223.2
Accounts receivable, less allowance for losses of $15.3 at 2010 and $14.4 at 2009	259.9	289.8
Inventories, net	321.8	353.0
Prepaid expenses and other	31.2	24.9
Deferred income taxes, net	44.0	45.4

Total current assets	835.8	936.3
Property, plant and equipment, net	272.3	268.9
Goodwill	482.8	486.0
Intangible assets, net	432.1	430.9
Other assets	27.0	28.1

Total assets	$2,050.0	$2,150.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$340.4	$412.0
Customer advance payments	130.7	165.2
Accrued income taxes payable	12.1	8.1
Loans payable	—	0.1

Total current liabilities	483.2	585.4
Deferred income taxes, net	37.9	38.5
Postemployment and other employee benefit liabilities	105.5	109.9
Long-term debt	370.0	370.0
Other noncurrent liabilities	36.3	33.8

Total liabilities	1,032.9	1,137.6

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 82,510,715 and 82,513,744 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	398.8	396.6
Retained earnings	660.4	638.1
Accumulated other comprehensive loss	(42.9)	(22.9)

Total stockholders’ equity	1,017.1	1,012.6

Total liabilities and stockholders’ equity	$2,050.0	$2,150.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income	$22.3	$34.5
Adjustments to arrive at net cash provided by operating activities
Depreciation and amortization	13.2	12.3
Deferred income taxes	0.5	(0.4)
Stock-based compensation	1.6	1.9
Excess tax benefits from share-based compensation	(0.6)	—
Amortization of debt financing costs	0.8	0.8
Provision for losses on inventory	1.2	0.9
Plan settlement	—	(0.2)
Loss on sale of property, plant and equipment	0.2	0.2
Net income from equity investment	(0.1)	—
Working capital and other, net of acquisitions
Accounts receivable	31.1	63.6
Inventories	26.8	(37.1)
Accounts payable and accruals	(42.3)	(38.3)
Customer advances	(30.2)	8.0
Other	(0.5)	(22.8)

Net cash provided by operating activities	24.0	23.4

Cash flows from investing activities
Capital expenditures	(5.0)	(7.0)
Proceeds from sales of property, plant and equipment	0.1	1.0
Acquisitions, net of cash	(58.3)	—

Net cash used in investing activities	(63.2)	(6.0)

Cash flows from financing activities
Proceeds from exercise of stock options	0.1	—
Excess tax benefits from share-based compensation	0.6	—
Payments of long-term debt	(0.1)	(0.1)

Net cash provided by (used in) financing activities	0.6	(0.1)

Effect of exchange rate changes on cash and cash equivalents	(5.7)	(4.4)

Net (decrease) increase in cash and cash equivalents	(44.3)	12.9
Cash and cash equivalents, beginning of the period	223.2	147.1

Cash and cash equivalents, end of period	$178.9	$160.0

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share amounts)
1. Basis of presentation
Unless the context otherwise indicates, the terms “we”, “our”, “us”, the “Company” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and our other filings with the Securities and Exchange Commission. Operating results for the 2010 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
2. New accounting standards
In October 2009, Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition, was issued. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. This amendment could significantly expand the disclosures related to the Company’s sales arrangements should it be determined that it results in a material change to the current practice. ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-16, which codifies Statement No. 166, Accounting for Transfers of Financial Assets, issued in June 2009 and revises the former guidance under Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of ASU 2009-16 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-17, which codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
3. Acquisitions and other investments
On January 18, 2010, the Company acquired certain assets of Leading Edge Turbine Technologies, Inc. (such business being referred to as “LETT”), located in Houston, TX for $34.2. The acquisition allows the Company to expand its service offering in its current market and provides the Company with access to adjacent markets. LETT is a provider of turbine technologies specializing in industrial gas turbines, steam turbines and compressor repair. The purchase agreement includes the potential for additional cash consideration based on achieving certain revenue and earnings before interest, tax, depreciation, and amortization (“EBITDA”) targets over a three-year period ending on December 31, 2012. The additional consideration is up to a maximum of $5.5 depending upon the achievement of such targets. The estimated fair value of the additional consideration for the LETT acquisition has been included as a liability in the financial statements. Changes in the fair value will be recognized immediately in the applicable consolidated statements of income until the contingency is resolved.
Goodwill is comprised primarily of expected synergies from combining operations of LETT and the Company. The entire amount of goodwill from the acquisition is attributable to the Aftermarket Parts and Services segment.
For tax purposes the amortization of goodwill is deductible over 15 years.
The acquisition price was allocated to the fair values of assets acquired and liabilities assumed as follows:

2010

Accounts receivable, net	$3.5
Inventory, net	2.2

Total current assets	5.7

Property, plant and equipment	10.8
Amortizable intangible assets	9.3
Goodwill	13.5

Total assets acquired	39.3

Accounts payable and accruals	1.3

Total liabilities assumed	1.3

Purchase price	38.0

Fair value of contingent consideration (non-cash)	(3.8)

Cash paid	$34.2

Pro forma financial information, assuming this acquisition occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods is not considered material. The results of the acquisition have been included in our consolidated financial results since the date of the acquisition, and were not material to the results of operations for the three months ended March 31, 2010.
In addition to the cash paid for acquisitions discussed above, on January 22, 2010, the Company paid $24.1 of additional cash consideration in connection with its 2008 acquisition of certain assets of Peter Brotherhood Ltd.
Other Investments
In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held development stage company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009. The Company also made an optional investment in November 2009 of $5.0 which resulted in an aggregate non-controlling interest of 23.7%. The agreement allows the Company to make additional optional investments of $9.0 through October 2012. The Company’s maximum exposure to loss on its investment in Ramgen is limited to the amounts invested. In determining whether the Company should consolidate Ramgen, the Company considered that its Board participation, ownership interest and the option would not give the Company the ability to direct the activities of Ramgen, and consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
In April 2009, an affiliate of the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The affiliate will own approximately 50% of D-R Arabia. The affiliate is making a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC will own approximately 50% of the “Joint Venture” and is making a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and Board participation would give the Company the ability to direct the activities of D-R Arabia which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	March 31, 2010		Weighted	December 31, 2009
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$94.1	$12.2	39 years	$93.1	$11.6
Customer relationships	263.3	36.2	37 years	258.6	34.5
Software	30.6	16.5	10 years	30.6	15.8
Existing technology	136.8	29.4	24 years	137.1	27.9
Non-compete agreements	2.6	1.0	4 years	2.1	0.8

Total amortizable intangible assets	$527.4	$95.3		$521.5	$90.6

Intangible asset amortization expense was $5.1 for the three months ended March 31, 2010, and $4.8 for the three ended March 31, 2009, respectively.
The following table represents the changes in goodwill:

		Aftermarket
	New units	parts and services	Total
Balance, December 31, 2009	$157.0	$329.0	$486.0
Acquisitions	—	13.5	13.5
Foreign currency adjustments	(6.6)	(10.1)	(16.7)

Balance, March 31, 2010	$150.4	$332.4	$482.8

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
5. Inventories
Inventories were as follows:

	March 31,	December 31,
	2010	2009

Raw materials and supplies	$133.4	$132.6
Work-in-process and finished goods	395.0	485.0

	528.4	617.6
Less: Progress payments	(206.6)	(264.6)

Total inventories	$321.8	$353.0

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
6. Property, plant and equipment
Property, plant and equipment was comprised of the following:

	March 31,	December 31,
	2010	2009
Cost:
Land	$16.2	$15.3
Buildings and improvements	117.5	113.9
Machinery and equipment	290.4	285.3

	424.1	414.5
Less: Accumulated depreciation	(151.8)	(145.6)

Property, plant and equipment, net	$272.3	$268.9

7. Financial Instruments (€ in millions)
The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities as well as through the use of financial instruments, principally forward exchange contracts.
The purpose of the Company’s foreign currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company may enter into forward exchange contracts. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions and forecast sales and purchases.
The Company’s foreign currency derivative financial instruments are not designated as hedges for accounting purposes. The Company recognizes all derivatives as assets or liabilities on the balance sheet and measures them at fair value. Changes in the fair values of derivatives are immediately recognized in the consolidated statement of income as foreign currency income or loss in other income (expense).
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.3) and effectively converts substantially all of the interest component of the lease from a variable rate of interest to a fixed rate of interest. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss are not material to the consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2010	2009

Foreign currency exchange contracts assets	$5.0	$5.9

Foreign currency exchange contracts liabilities	$6.0	$7.2

The net foreign currency loss recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $16.1 for the three months ended March 31, 2010, compared to $4.3 for the three months ended March 31, 2009. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. During the three months ended March 31, 2010, the Company recorded a loss of approximately $13.6 as a result of this devaluation.
The carrying values of cash, accounts receivable, short-term borrowings and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of debt obligations as of March 31, 2010, was approximately $373.9.
Under accounting principles generally accepted in the United States of America, fair value for all financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are based on the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
Input levels used for fair value measurements are as follows:

Description	Disclosure	Input Level	Inputs
Long-term debt (note disclosure only)	Note 7	Level 1	Quoted market prices
Financial derivatives	Note 7	Level 2	Quoted market prices of similar instruments
8. Income taxes
We operate in numerous countries and tax jurisdictions around the world and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes.
Our estimated income tax provision for the three months ended March 31, 2010, and 2009, resulted in effective rates that differ from the U.S. federal statutory rate of 35% because of certain expenses that are not tax deductible, state and local taxes, different tax rates in foreign jurisdictions and deductions and credits for income tax purposes only. Additionally, in 2009, we executed a corporate restructuring to facilitate our global cash management, the effect of which reduced our effective tax rate by approximately 2.6 percentage points in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 million in the three months ended March 31, 2010. This resulted in a 11.3 percentage point increase in our effective tax rate for the three months ended March 31, 2010.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
9. Pension plans
The components of net pension expense were as follows:

	Three months ended March 31,
	2010	2009

Service cost	$1.9	$1.5
Interest cost	5.2	4.9
Expected return on plan assets	(5.2)	(4.5)
Amortization of prior service cost	0.3	0.2
Amortization of net actuarial loss	0.7	1.0
Plan settlement	—	1.3

Net pension expense	$2.9	$4.4

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. Accounting principles generally accepted in the United States of America require a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan, which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the three months ended March 31, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.
10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits income for such plans were as follows:

	Three months ended March 31,
	2010	2009
Interest cost	$0.2	$0.3
Amortization of prior service credit	(2.3)	(2.0)
Amortization of net actuarial loss	0.4	0.2

Net post-retirement benefits income	$(1.7)	$(1.5)

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
Of the litigation pending, a tort claim has been brought against the Company in 2008 in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of a new unit and claiming damages in the aggregate of approximately $9.0 plus pre-judgment interest and costs. While damages are a possibility, the Company shall vigorously defend this lawsuit, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to this claim.
In a case between Talisman Energy, Inc. and the Company that was previously reported in which the claimant was seeking damages of approximately $21.0, the Company settled the case for an immaterial amount.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
In November 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.
Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including, that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful.
The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to the allegations that led to the adverse ALJ ruling, and it has appealed these rulings to the NLRB in Washington, D.C. While the Company believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The Company anticipates that any impact arising from the ULP allegations will not have a material adverse effect on the Company’s financial condition. The appellate process could reasonably take 3 to 5 years and potentially even longer to resolve with finality.
During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that the plan may not have been properly amended to achieve sex equalization. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan. If it is determined that sex equalization was not achieved, certain benefits would be recalculated by reference to a normal retirement date of 60 for both men and women, which we believe could result in a potential liability of up to approximately £4.0 ($6.1).
12. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Three months ended March 31,
	2010	2009

Beginning balance	$39.2	$37.0
Provisions for warranties issued during the period	3.8	4.3
Adjustments to warranties issued in prior periods	0.3	—
Payments during period	(5.1)	(3.3)
Foreign currency adjustments	(0.9)	(0.9)

Ending balance	$37.3	$37.1

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
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the plan settlement. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.
Segment results for the three months ended March 31, 2010, and 2009 were as follows:

	Three months ended March 31,
	2010	2009
Revenues
New units	$285.1	$278.4
Aftermarket parts and services	217.0	230.5

Total revenues	$502.1	$508.9

Operating Income
New units	$40.3	$25.2
Aftermarket parts and services	45.9	58.9
Unallocated	(21.8)	(19.9)

Total operating income	$64.4	$64.2

Depreciation and Amortization
New units	$7.4	$6.8
Aftermarket parts and services	5.8	5.5

Total depreciation and amortization	$13.2	$12.3

Assets (including Goodwill)
New units	$320.5	$333.2
Aftermarket parts and services	743.8	736.0
Unallocated	985.7	935.9

Total assets	$2,050.0	$2,005.1

14. Stockholders’ equity
Changes in stockholders’ equity for three months ended March 31, 2010, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	(Loss) Income	Total
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$1,012.6
Stock-based employee compensation	—	2.2	—	—	2.2
Net income	—	—	22.3	—	22.3
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(19.2)	(19.2)
Unrealized loss on derivatives, net of $0.1 tax	—	—	—	(0.2)	(0.2)
Pension and other postretirement benefit plans — net of $0.3 tax:
Benefit plans amortization	—	—	—	(0.6)	(0.6)

At March 31, 2010	$0.8	$398.8	$660.4	$(42.9)	$1,017.1

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
The components of total comprehensive income were as follows:

	Three months ended March 31,
	2010	2009

Net income	$22.3	$34.5
Other comprehensive income
Foreign currency adjustments	(19.2)	(12.4)
Unrealized loss on derivatives, net of $0.1 tax	(0.2)	—
Pension and other postretirement benefit plans — net of $0.3 tax
Benefit plans amortization	(0.6)	(0.4)
Plan settlement	—	0.3

Total comprehensive income	$2.3	$22.0

During the three months ended March 31, 2010, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 237,603 shares of common stock and granted a total of 366,687 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. Additionally, the compensation committee approved the issuance of performance based restricted stock units with a target grant amount of 82,236 restricted shares. These stock compensation arrangements vest over three year periods. Additionally, Directors were granted 17,940 shares of restricted stock which will vest over one year.
15. Supplemental guarantor financial information
The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, D-R Steam LLC and Dresser-Rand Global Services, Inc. (“Subsidiary Guarantors”).
The Company’s U.S. income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amounts transferred for the three months ended March 31, 2010 and 2009 were $119.0 and $107.1, respectively.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three months ended March 31, 2010, and 2009, balance sheets at March 31, 2010, and December 31, 2009, and statements of cash flows for the three months ended March 31, 2010, and 2009.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$247.2	$301.6	$(46.7)	$502.1
Cost of sales	—	180.7	217.0	(37.7)	360.0

Gross profit	—	66.5	84.6	(9.0)	142.1
Selling and administrative expenses	35.2	12.7	31.3	(7.8)	71.4
Research and development expenses	—	5.2	1.1	—	6.3

(Loss) income from operations	(35.2)	48.6	52.2	(1.2)	64.4
Equity earnings in affiliates	39.9	3.7	—	(43.6)	—
Interest expense, net	(7.8)	—	(0.4)	—	(8.2)
Intercompany interest and fees	14.2	(1.9)	(12.3)	—	—
Other income (expense), net	2.0	—	(18.2)	—	(16.2)

Income before income taxes	13.1	50.4	21.3	(44.8)	40.0
(Benefit) provision for income taxes	(9.2)	17.2	9.7	—	17.7

Net income	$22.3	$33.2	$11.6	$(44.8)	$22.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$316.4	$235.0	$(42.5)	$508.9
Cost of sales	—	227.0	179.1	(34.3)	371.8

Gross profit	—	89.4	55.9	(8.2)	137.1
Selling and administrative expenses	32.0	15.0	27.4	(6.8)	67.6
Research and development expenses	—	3.6	0.4	—	4.0
Plan settlement	—	—	1.3	—	1.3

(Loss) income from operations	(32.0)	70.8	26.8	(1.4)	64.2
Equity earnings in affiliates	55.6	2.4	—	(58.0)	—
Interest (expense) income, net	(7.7)	—	0.7	—	(7.0)
Intercompany interest and fees	4.6	(0.8)	(3.8)	—	—
Other income (expense), net	0.8	(0.8)	(4.3)	—	(4.3)

Income before income taxes	21.3	71.6	19.4	(59.4)	52.9
(Benefit) provision for income taxes	(13.2)	25.6	6.0	—	18.4

Net income	$34.5	$46.0	$13.4	$(59.4)	$34.5

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2010

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$13.4	$—	$165.5	$—	$178.9
Accounts receivable, net	—	108.5	151.4	—	259.9
Inventories, net	—	188.9	143.1	(10.2)	321.8
Prepaid and other expenses and deferred income taxes	39.9	2.1	33.2	—	75.2

Total current assets	53.3	299.5	493.2	(10.2)	835.8
Investment in affiliates	1,943.9	69.9	—	(2,013.8)	—
Property, plant and equipment, net	—	180.3	92.0	—	272.3
Intangible assets, net	—	455.2	459.7	—	914.9
Other assets	25.3	0.6	1.1	—	27.0

Total assets	$2,022.5	$1,005.5	$1,046.0	$(2,024.0)	$2,050.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$14.4	$182.8	$286.0	$—	$483.2

Total current liabilities	14.4	182.8	286.0	—	483.2
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	600.4	(690.3)	89.9	—	—
Other noncurrent liabilities	20.6	91.5	67.6	—	179.7

Total liabilities	1,005.4	(416.0)	443.5	—	1,032.9

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,016.3	1,421.5	602.5	(2,024.0)	1,016.3

Total stockholders’ equity	1,017.1	1,421.5	602.5	(2,024.0)	1,017.1

Total liabilities and stockholders’ equity	$2,022.5	$1,005.5	$1,046.0	$(2,024.0)	$2,050.0

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$57.6	$—	$165.6	$—	$223.2
Accounts receivables, net	—	126.4	163.4	—	289.8
Inventories, net	—	215.0	147.0	(9.0)	353.0
Prepaid and other expenses and deferred income taxes	33.4	2.2	34.7	—	70.3

Total current assets	91.0	343.6	510.7	(9.0)	936.3
Investment in affiliates	1,911.9	64.6	—	(1,976.5)	—
Property, plant and equipment, net	—	171.2	97.7	—	268.9
Intangible assets, net	—	436.5	480.4	—	916.9
Other assets	26.1	0.7	1.3	—	28.1

Total assets	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(90.9)	$306.3	$369.9	$—	$585.3
Loans payable	—	0.1	—	—	0.1

Total current liabilities	(90.9)	306.4	369.9	—	585.4
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	717.0	(756.7)	39.7	—	—
Other noncurrent liabilities	20.3	86.5	75.4	—	182.2

Total liabilities	1,016.4	(363.8)	485.0	—	1,137.6

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,011.8	1,380.4	605.1	(1,985.5)	1,011.8

Total stockholders’ equity	1,012.6	1,380.4	605.1	(1,985.5)	1,012.6

Total liabilities and stockholders’ equity	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Cash flows from operating activities
Net cash provided by (used in) operating activities	$84.4	$(70.5)	$10.1	$—	$24.0

Cash flows from investing activities
Capital expenditures	—	(3.5)	(1.5)	—	(5.0)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Acquisitions, net of cash	(34.2)	—	(24.1)	—	(58.3)

Net cash used in investing activities	(34.2)	(3.4)	(25.6)	—	(63.2)

Cash flows from financing activities
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Excess tax benefits from share-based compensation	—	0.6	—	—	0.6
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	(94.5)	73.4	21.1	—	—

Net cash (used in) provided by financing activities	(94.4)	73.9	21.1	—	0.6

Effect of exchange rate changes	—	—	(5.7)	—	(5.7)
Net decrease in cash and equivalents	(44.2)	—	(0.1)	—	(44.3)
Cash and cash equivalents, beginning of period	57.6	—	165.6	—	223.2

Cash and cash equivalents, end of period	$13.4	$—	$165.5	$—	$178.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$55.4	$(64.8)	$32.8	$—	$23.4

Cash flows from investing activities
Capital expenditures	—	(6.6)	(0.4)	—	(7.0)
Proceeds from sale of property, plant and equipment	—	1.0	—	—	1.0

Net cash used in investing activities	—	(5.6)	(0.4)	—	(6.0)

Cash flows from financing activities
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	(66.9)	70.5	(3.6)	—	—

Net cash (used in) provided by financing activities	(66.9)	70.4	(3.6)	—	(0.1)

Effect of exchange rate changes	—	—	(4.4)	—	(4.4)
Net (decrease) increase in cash and equivalents	(11.5)	—	24.4	—	12.9
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$15.0	$—	$145.0	$—	$160.0

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
We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (65 sales offices, 38 service centers and 12 manufacturing locations) in 18 U.S. states and 29 countries.
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
Results of Operations
Three months ended March 31, 2010, compared to the three months ended March 31, 2009:

	Three months ended		Three months ended		Period to Period Change
	March 31, 2010		March 31, 2009		2009 to 2010	% Change
Statement of Operations Data:

Total revenues	$502.1	100.0%	$508.9	100.0%	$(6.8)	(1.3)%
Cost of sales	360.0	71.7	371.8	73.1	(11.8)	(3.2)%

Gross profit	142.1	28.3	137.1	26.9	5.0	3.6%
Selling and administrative expenses	71.4	14.2	67.6	13.3	3.8	5.6%
Research and development expenses	6.3	1.3	4.0	0.8	2.3	57.5%
Plan settlement	—	—	1.3	0.2	(1.3)	(100.0)%

Operating income	64.4	12.8	64.2	12.6	0.2	0.3%
Interest expense, net	(8.2)	(1.6)	(7.0)	(1.4)	(1.2)	17.1%
Other expense, net	(16.2)	(3.2)	(4.3)	(0.8)	(11.9)	276.7%

Income before income taxes	40.0	8.0	52.9	10.4	(12.9)	(24.3)%
Provision for income taxes	17.7	3.5	18.4	3.6	(0.7)	(3.8)%

Net income	$22.3	4.5%	$34.5	6.8%	$(12.2)	(35.4)%

Bookings	$565.3		$355.8		$209.5	58.9%

Backlog — ending	$1,748.1		$2,087.6		$(339.5)	(16.3)%

Total revenues. Total revenues were $502.1 for the three months ended March 31, 2010, compared to $508.9 for the three months ended March 31, 2009, a decrease of $6.8 or 1.3%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the three months ended March 31, 2010 than the three months ended March 31, 2009, in both segments, driven by lower bookings in 2009 as a result of the economic downturn at the end of 2008 and beginning of 2009.

Cost of sales. Cost of sales was $360.0 for the three months ended March 31, 2010, compared to $371.8 for the three months ended March 31, 2009. As a percentage of revenues, cost of sales was 71.7% for the three months ended March 31, 2010, compared to 73.1% for the three months ended March 31, 2009. Overall, cost of sales as a percentage of revenue decreased as a result of cost and productivity improvements. This has been partly offset by a shift in overall segment mix from the higher margin aftermarket parts and services segment to the lower margin new units segment.
Gross profit. Gross profit was $142.1 for the three months ended March 31, 2010, compared to $137.1 for the three months ended March 31, 2009. As a percentage of revenues, gross profit was 28.3% for the three months ended March 31, 2010, compared to 26.9% for the three months ended March 31, 2009. The increase in the gross profit percentage resulted from the factors discussed above.
Selling and administrative expenses. Selling and administrative expenses were $71.4 for the three months ended March 31, 2010, compared to $67.6 for the three months ended March 31, 2009. The increase in selling and administrative expenses for the three months ended March 31, 2010 is attributable to additional costs associated with recent acquisitions and the impact of the weaker US dollar. As a percentage of sales, selling and administrative expenses increased to 14.2% from 13.3%.
Research and development expenses. Research and development expenses for the three months ended March 31, 2010, were $6.3 compared to $4.0 for the three months ended March 31, 2009. Research and development expenses increased in the three months ended March 31, 2010 as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquid Natural Gas (LNG) and gas turbines, as well as expanding the portfolio of projects focused on product enhancements.
Plan Settlement. In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the three months ended March 31, 2009.
Operating income. Operating income was $64.4 for the three months ended March 31, 2010, compared to $64.2 for the three months ended March 31, 2009, an increase of $0.2. The increase was primarily attributable to higher gross profit discussed above offset by the increase in selling expenses. As a percentage of revenues, operating income for the three months ended March 31, 2010 was 12.8%, compared to 12.6% for the three months ended March 31, 2009.
Interest expense, net. Interest expense, net was $8.2 for the three months ended March 31, 2010, compared to $7.0 for the three months ended March 31, 2009, including approximately $0.8 of amortization of deferred financing costs for both periods. We experienced lower interest income in the three months ended March 31, 2010 resulting from lower interest rates and lower interest bearing cash balances.
Other expense, net. Other expense, net was $16.2 for the three months ended March 31, 2010, compared to other expense, net of $4.3 for the three months ended March 31, 2009. Other income (expense), net consists primarily of net currency gains and losses. The increase in other expense, net is the result of the devaluation of the Venezuelan bolivar on January 8, 2010. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 in the three months ended March 31, 2010.
Provision for income taxes. Provision for income taxes was $17.7 for the three months ended March 31, 2010, and $18.4 for the three months ended March 31, 2009. Our estimated income tax provision for the three months ended March 31, 2010 and 2009, results in an effective rate that differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. In addition to these impacts to the effective tax rate, we experienced a tax benefit in certain tax jurisdictions which reduced our effective tax rate by approximately 2.6 percentage points for the three months ended March 31, 2010 as a result of a corporate restructuring executed to facilitate our global cash management. The devaluation of the Venezuelan bolivar discussed above resulted in an additional 11.3 percentage point increase in our effective tax rate for the three months ended March 31, 2010.

Bookings and backlog. Bookings for the three months ended March 31, 2010, were $565.3 compared to $355.8 for the three months ended March 31, 2009, an increase of $209.5 or 58.9%. New units segment bookings increased $191.9 and aftermarket parts and services bookings increased $17.6. The increase in bookings reflects the improvement in market conditions from the economic downturn experienced at the beginning of 2009. Backlog was $1,748.1 at March 31, 2010, compared to $2,087.6 at March 31, 2009.
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
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses and research and development expenses and the plan settlement. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.
Segment Analysis — three months ended March 31, 2010, compared to three months ended March 31, 2009:

	Three months ended March 31,				Period to Period Change
	2010		2009		2009 to 2010	% Change
Revenues
New units	$285.1	56.8%	$278.4	54.7%	$6.7	2.4%
Aftermarket parts and services	217.0	43.2%	230.5	45.3%	(13.5)	(5.9)%

Total revenues	$502.1	100.0%	$508.9	100.0%	$(6.8)	(1.3)%

Gross profit
New units	$63.4		$47.5		$15.9	33.5%
Aftermarket parts and services	78.7		89.6		(10.9)	(12.2)%

Total gross profit	$142.1		$137.1		$5.0	3.6%

Operating income
New units	$40.3		$25.2		$15.1	59.9%
Aftermarket parts and services	45.9		58.9		(13.0)	(22.1)%
Unallocated	(21.8)		(19.9)		(1.9)	9.5%

Total operating income	$64.4		$64.2		$0.2	0.3%

Bookings
New units	$301.3		$109.4		$191.9	175.4%
Aftermarket parts and services	264.0		246.4		17.6	7.1%

Total bookings	$565.3		$355.8		$209.5	58.9%

Backlog — ending
New units	$1,368.4		$1,663.4		$(295.0)	(17.7)%
Aftermarket parts and services	379.7		424.2		(44.5)	(10.5)%

Total backlog	$1,748.1		$2,087.6		$(339.5)	(16.3)%

New Units
Revenues. New units revenues were $285.1 for the three months ended March 31, 2010, compared to $278.4 for the three months ended March 31, 2009, an increase of $6.7 or 2.4%. The highly engineered nature of new unit products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new unit revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 driven by a lower level of bookings in 2009. The effect of lower volumes was more than offset by the effect of a weaker U.S. dollar. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.

Gross profit. Gross profit was $63.4 for the three months ended March 31, 2010, compared to $47.5 for the three months ended March 31, 2009. Gross profit, as a percentage of segment revenues, was 22.2% for the three months ended March 31, 2010 compared to 17.1% for the three months ended March 31, 2009. Gross profit as a percentage of revenues increased as a result of cost and productivity improvements in the three months ended March 31, 2010.
Operating income. Operating income was $40.3 for the three months ended March 31, 2010, compared to $25.2 for the three months ended March 31, 2009. As a percentage of segment revenues, operating income was 14.1% for the three months ended March 31, 2010, compared to 9.1% for the three months ended March 31, 2009. The increase in operating income, as well as the increase in operating income as a percentage of segment revenues resulted primarily from the factors discussed above.
Bookings and Backlog. New units bookings for the three months ended March 31, 2010, were $301.3 compared to $109.4 for the three months ended March 31, 2009. The increase in new units bookings reflects the improvement in market conditions from the economic downturn experienced at the beginning of 2009. The backlog was $1,368.4 at March 31, 2010, compared to $1,663.4 at March 31, 2009.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $217.0 for the three months ended March 31, 2010, compared to $230.5 for the three months ended March 31, 2009, a decrease of $13.5 or 5.9%. The decline in aftermarket parts and services segment revenues was the result of a lower sales to one national oil company client and reduced maintenance spending by certain other clients, principally in the North American downstream market. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $78.7 for the three months ended March 31, 2010, compared to $89.6 for the three months ended March 31, 2009. Gross profit as a percentage of segment revenues was 36.3% for the three months ended March 31, 2010 compared to 38.9% for the three months ended March 31, 2009. Gross profit as a percentage of revenues decreased primarily due to lower absorption of fixed costs.
Operating income. Operating income was $45.9 for the three months ended March 31, 2010, compared to $58.9 for the three months ended March 31, 2009. As a percentage of segment revenues, operating income decreased to 21.2% for the three months ended March 31, 2010, from 25.6% for the three months ended March 31, 2009. In addition to the reasons discussed above, the changes in operating income and operating income as a percentage of segment revenues were also impacted by a less favorable mix.
Bookings and Backlog. Bookings for the three months ended March 31, 2010 were $264.0, compared to $246.4 for the three months ended March 31, 2009. We believe the increase in bookings reflects an improvement in market conditions. Backlog was $379.7 as of March 31, 2010, compared to $424.2 at March 31, 2009.
Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended March 31, 2010, was $24.0 compared to $23.4 for the three months end March 31, 2009. From December 31, 2009, to March 31, 2010, accounts receivable declined as a result of improved collections, and inventories decreased as a result of lower activity in certain of our factories. Reductions in these working capital accounts were offset by reductions in accounts payable and customer advances and progress payments, also resulting from lower activity in certain of our factories. The decrease in activity in certain of our factories is attributable to the lower level of bookings in 2009 as a result of the economic downturn.
Net cash used in investing activities was $63.2 for the three months ended March 31, 2010, compared to $6.0 in the same period of 2009. Cash used in investing activities for the three months ended March 31, 2010, includes $34.2 related to the acquisition of certain assets of Leading Edge Turbine Technologies, Inc. and the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd. Capital expenditures were $5.0 for the three months ended March 31, 2010, compared to $7.0 for the three months ended March 31, 2009.
Net cash provided by financing activities was $0.6 for the three months ended March 31, 2010, compared to net cash used of $0.1 for the three months ended March 31, 2009.
As of March 31, 2010, we had cash and cash equivalents of $178.9 and the ability to borrow $356.5 under our $500.0 restated senior secured revolving credit facility, as $143.5 was used for outstanding letters of credit. In addition to these letters of credit, a total of $99.8 of letters of credit and bank guarantees were outstanding at March 31, 2010, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations.

New accounting standards
In October 2009, Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition, was issued. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. This amendment could significantly expand the disclosures related to the Company’s sales arrangements should it be determined that it results in a material change to the current practice. ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-16, which codifies Statement No. 166, Accounting for Transfers of Financial Assets, issued in June 2009 and revises the former guidance under Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of ASU 2009-16 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-17, which codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends”, “appears”, “outlook”, and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:
•	economic or industry downturns;
•	volatility and disruption of the credit markets;
•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;
•	our inability to generate cash and access capital on reasonable terms;
•	competition in our markets;

•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;
•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;
•	economic, political, currency and other risks associated with our international sales and operations;
•	fluctuations in currency values and exchange rates;
•	loss of our senior management or other key personnel;
•	environmental compliance costs and liabilities;
•	failure to maintain safety performance acceptable to our clients;
•	failure to negotiate new collective bargaining agreements;
•	unexpected product claims or regulations;
•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;
•	our pension expenses and funding requirements; and
•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ and € in millions)
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate. The net foreign currency loss recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $16.1 for the three months ended March 31, 2010, compared to $4.3 for the three months ended March 31, 2009. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the three months ended March 31, 2010 included approximately $13.6 as a result of this devaluation.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.3) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss are not material to the consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

During the three months ended March 31, 2010, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Of the litigation pending, a tort claim has been brought against the Company in 2008 in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd., alleging, among other matters, defects and negligence in connection with the manufacture, testing, installation and commissioning of a new unit and claiming damages in the aggregate of approximately $9.0 plus pre-judgment interest and costs. While damages are a possibility, the Company shall vigorously defend this lawsuit, including by asserting its contractual limitation of liability and agreement to exclude consequential damages. Moreover, the Company is asserting rights it believes it has to insurance coverage with respect to this claim.
In a case between Talisman Energy, Inc. and the Company that was previously reported in which the claimant was seeking damages of approximately $21.0, the Company settled the case for an immaterial amount.
In November 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and a lockout of the represented employees commenced. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.
Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including, that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful.
The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to the allegations that led to the adverse ALJ ruling, and it has appealed these rulings to the NLRB in Washington, D.C. While the Company believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The Company anticipates that any impact arising from the ULP allegations will not have a material adverse effect on the Company’s financial condition. The appellate process could reasonably take 3 to 5 years and potentially even longer to resolve with finality.
During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that the plan may not have been properly amended to achieve sex equalization. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan. If it is determined that sex equalization was not achieved, certain benefits would be recalculated by reference to a normal retirement date of 60 for both men and women, which we believe could result in a potential liability of up to approximately £4.0 ($6.1).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about repurchases of our common stock during the three months ended March 31, 2010:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of	That May Yet
			Publicly	Be Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased (1)	Share	Programs	Programs

January 2010	—	$—	—	—
February 2010	80,021	$31.20	—	—
March 2010	—	$—	—	—

Total	80,021		—	—

(1)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.
ITEM 6. EXHIBITS
The following exhibits are filed with this report:

Exhibit No.	Description

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

10.1
Dresser-Rand Annual Incentive Program, adopted February 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2010, File No. 001-32586).

10.2
Dresser-Rand Group Inc. Form of Grant Notice and Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).

10.3
Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).

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

DRESSER-RAND GROUP INC.
Date: April 29, 2010	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer