Form 10-Q
period 2010-06-30
Dresser-Rand Group Inc.
filed 2010-07-28
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of July 23, 2010, was 80,936,265.

DRESSER-RAND GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009	3

Consolidated Balance Sheet at June 30, 2010 and December 31, 2009	4

Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009	5

Notes to Unaudited Consolidated Financial Statements at June 30, 2010	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

Signatures	31

Exhibits

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited; $ in millions, except per share amounts)

Net sales of products	$308.3	$494.5	$706.8	$905.4
Net sales of services	122.9	111.6	226.5	209.6

Total revenues	431.2	606.1	933.3	1,115.0

Cost of products sold	199.6	361.1	486.7	665.4
Cost of services sold	88.0	75.0	160.9	142.5

Total cost of sales	287.6	436.1	647.6	807.9

Gross profit	143.6	170.0	285.7	307.1
Selling and administrative expenses	74.1	68.9	145.5	136.5
Research and development expenses	6.6	4.9	12.9	9.0
Plan settlement	—	—	—	1.3

Income from operations	62.9	96.2	127.3	160.3

Interest expense, net	(8.3)	(8.4)	(16.5)	(15.3)
Other (expense) income, net	(0.6)	5.1	(16.9)	0.8

Income before income taxes	54.0	92.9	93.9	145.8
Provision for income taxes	19.0	32.6	36.6	51.0

Net income	$35.0	$60.3	$57.3	$94.8

Net income per share
Basic	$0.43	$0.74	$0.70	$1.16

Diluted	$0.43	$0.74	$0.70	$1.16

Weighted average shares outstanding — (in thousands)
Basic	81,802	81,647	81,834	81,614

Diluted	82,214	81,822	82,228	81,702

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
	(Unaudited; $ in millions, except
	share amounts)
Assets
Current assets
Cash and cash equivalents	$206.7	$223.2
Accounts receivable, less allowance for losses of $14.3 at 2010 and $14.4 at 2009	266.9	289.8
Inventories, net	295.3	353.0
Prepaid expenses and other	31.4	24.9
Deferred income taxes, net	42.1	45.4

Total current assets	842.4	936.3
Property, plant and equipment, net	266.7	268.9
Goodwill	457.6	486.0
Intangible assets, net	429.7	430.9
Other assets	26.0	28.1

Total assets	$2,022.4	$2,150.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$338.5	$412.0
Customer advance payments	131.1	165.2
Accrued income taxes payable	18.9	8.1
Loans payable	—	0.1

Total current liabilities	488.5	585.4
Deferred income taxes, net	32.9	38.5
Postemployment and other employee benefit liabilities	103.8	109.9
Long-term debt	370.0	370.0
Other noncurrent liabilities	41.6	33.8

Total liabilities	1,036.8	1,137.6

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 81,604,973 and 82,513,744 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	373.3	396.6
Retained earnings	695.4	638.1
Accumulated other comprehensive loss	(83.9)	(22.9)

Total stockholders’ equity	985.6	1,012.6

Total liabilities and stockholders’ equity	$2,022.4	$2,150.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income	$57.3	$94.8
Adjustments to arrive at net cash provided by operating activities
Depreciation and amortization	25.8	25.6
Deferred income taxes	(1.3)	(0.3)
Stock-based compensation	5.8	4.9
Excess tax benefits from share-based compensation	(0.6)	—
Amortization of debt financing costs	1.6	1.6
Provision for losses on inventory	1.8	2.4
Plan settlement	—	(0.2)
Loss on sale of property, plant and equipment	0.6	0.1
Net (income) loss from equity investment	(0.1)	0.3
Working capital and other, net of acquisitions
Accounts receivable	18.1	40.5
Inventories	45.0	(63.2)
Accounts payable and accruals	(36.1)	(31.2)
Customer advances	(25.3)	18.6
Other	9.9	(25.5)

Net cash provided by operating activities	102.5	68.4

Cash flows from investing activities
Capital expenditures	(10.0)	(13.9)
Proceeds from sales of property, plant and equipment	0.2	1.0
Other investments	—	(5.0)
Acquisitions, net of cash	(68.8)	—

Net cash used in investing activities	(78.6)	(17.9)

Cash flows from financing activities
Proceeds from exercise of stock options	0.7	0.1
Excess tax benefits from share-based compensation	0.6	—
Purchase of treasury stock	(25.7)	—
Payments of long-term debt	(0.1)	(0.1)

Net cash (used in) provided by financing activities	(24.5)	—

Effect of exchange rate changes on cash and cash equivalents	(15.9)	3.6

Net (decrease) increase in cash and cash equivalents	(16.5)	54.1
Cash and cash equivalents, beginning of the period	223.2	147.1

Cash and cash equivalents, end of period	$206.7	$201.2

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
2. New accounting standards
In October 2009, Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition, was issued. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
3. Acquisitions and other investments
On January 18, 2010, the Company acquired certain assets of Leading Edge Turbine Technologies, Inc. (such business being referred to as “LETT”), located in Houston, TX for $34.2. LETT is a provider of turbine technologies applicable to industrial gas turbines, steam turbines and compressor repair. The purchase agreement includes the potential for additional cash consideration based on achieving certain revenue and earnings before interest, tax, depreciation, and amortization (“EBITDA”) targets over a three-year period ending on December 31, 2012. The additional consideration is up to a maximum of $5.5 depending upon the achievement of such targets. The acquisition allows the Company to expand its service offering in its current market and provides the Company with access to adjacent markets.
On May 3, 2010, the Company acquired certain assets of Turbo Machines Field Services (Pty) Ltd. (such business being referred to as “TMFS”), for $10.5. TMFS operates a repair facility near Johannesburg, South Africa. TMFS manufactures turbine blades, compressor impellers, bearings and seals for steam turbine and centrifugal compressor products. Additionally, TMFS provides engineered solutions for equipment upgrades and field services for critical rotating equipment applications. TMFS clients are in the oil, gas, petrochemical, and industrial sectors. The purchase agreement includes the potential for additional cash consideration based on achieving certain annual and cumulative earnings before interest, tax, depreciation, and amortization (“EBITDA”) targets over a three-year period ending on June 30, 2013. The additional consideration is up to a maximum of $4.0 depending upon the achievement of such targets. The acquisition provides the Company the ability to expand its service offering in South Africa and the rest of the sub-Saharan market.
The estimated fair values of the additional consideration for the LETT and TMFS acquisitions of $3.8 and $2.3, respectively, have been included as liabilities in the consolidated financial statements. Changes in the fair values will be recognized immediately in the applicable consolidated statements of income until the contingencies are resolved.
Goodwill is comprised primarily of expected synergies from combining operations of the acquired businesses and the Company. The entire amount of goodwill from the acquisitions is attributable to the Aftermarket Parts and Services segment.
For tax purposes the amortization of goodwill related to the LETT acquisition is deductible over 15 years. The amortization of goodwill related to the TMFS acquisition is not tax deductible.
The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

2010

Accounts receivable, net	$4.1
Inventory, net	2.7

Total current assets	6.8

Property, plant and equipment	12.9
Amortizable intangible assets	16.1
Goodwill	16.3

Total assets acquired	52.1

Accounts payable and accruals	1.3

Total liabilities assumed	1.3

Purchase price	50.8
Fair value of contingent consideration (non-cash)	(6.1)

Cash paid	$44.7

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods is not considered material. The results of the acquisitions have been included in our consolidated financial results since the date of each acquisition, and were not material to the results of operations for the three and six months ended June 30, 2010.

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
In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The Company owns approximately 50% of D-R Arabia. The Company made a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC owns approximately 50% of the “Joint Venture” and made a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and Board participation would give the Company the ability to direct the activities of D-R Arabia which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company. The assets and liabilities of D-R Arabia are not material to the Company’s consolidated financial statements.
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	June 30, 2010		Weighted	December 31, 2009
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$94.1	$12.9	39 years	$93.1	$11.6
Customer relationships	259.3	37.6	37 years	258.6	34.5
Software	30.6	17.3	10 years	30.6	15.8
Existing technology	142.8	30.9	24 years	137.1	27.9
Non-compete agreements	2.6	1.1	4 years	2.1	0.8
Order backlog	0.2	0.1	1 year	—	—

Total amortizable intangible assets	$529.6	$99.9		$521.5	$90.6

Intangible asset amortization expense was $5.2 and $10.3 for the three and six months ended June 30, 2010, and $4.8 and $9.6 for the three and six months ended June 30, 2009, respectively.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
The following table represents the changes in goodwill:

		Aftermarket
	New units	parts and services	Total
Balance, December 31, 2009	$157.0	$329.0	$486.0
Acquisitions	—	16.3	16.3
Foreign currency adjustments	(16.6)	(28.1)	(44.7)

Balance, June 30, 2010	$140.4	$317.2	$457.6

5. Inventories
Inventories were as follows:

	June 30,	December 31,
	2010	2009

Raw materials and supplies	$126.5	$132.6
Work-in-process and finished goods	397.9	485.0

	524.4	617.6
Less: Progress payments	(229.1)	(264.6)

Total inventories	$295.3	$353.0

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
6. Property, plant and equipment
Property, plant and equipment were comprised of the following:

	June 30,	December 31,
	2010	2009
Cost:
Land	$16.0	$15.3
Buildings and improvements	116.7	113.9
Machinery and equipment	290.2	285.3

	422.9	414.5
Less: Accumulated depreciation	(156.2)	(145.6)

Property, plant and equipment, net	$266.7	$268.9

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30,	December 31,
	2010	2009
Foreign currency exchange contracts assets	$5.2	$5.9

Foreign currency exchange contracts liabilities	$12.6	$7.2

The net foreign currency losses recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $2.0 and $18.1 for the three and six months ended June 30, 2010, compared to gains of $5.5 and $1.2 for the three and six months ended June 30, 2009. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. During the six months ended June 30, 2010, the Company recorded a loss of approximately $13.6 as a result of this devaluation. The devaluation of the Venezuelan bolivar had no impact on our consolidated financial statements for the three months ended June 30, 2010.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $22.0) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.5 at June 30, 2010.
The carrying values of cash, accounts receivable, short-term borrowings and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of debt obligations as of June 30, 2010, was approximately $371.3.
Under accounting principles generally accepted in the United States of America, fair value for all financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are based on the following hierarchy:
Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
Input levels used for our fair value measurements are as follows:

Description	Input Level	Inputs
Long-term debt (note disclosure only)	Level 1	Quoted market prices
Financial derivatives	Level 2	Quoted market prices of similar instruments
8. Income taxes
We operate in numerous countries and tax jurisdictions around the world and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes.
Our estimated income tax provision for the three and six months ended June 30, 2010 and 2009, results in an effective rate that differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. Additionally, the devaluation of the Venezuelan bolivar on January 8, 2010, resulted in a 6.7 percentage point increase in our effective tax rate for the six months ended June 30, 2010. The devaluation of the Venezuelan bolivar had no impact on our effective tax rate for the three months ended June 30, 2010.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
9. Pension plans
The components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Service cost	$1.9	$1.6	$3.8	$3.1
Interest cost	5.0	5.0	10.2	9.9
Expected return on plan assets	(5.2)	(4.5)	(10.4)	(9.0)
Amortization of prior service cost	0.4	0.2	0.7	0.4
Amortization of net actuarial loss	0.7	0.9	1.4	1.9
Plan settlement	—	—	—	1.3

Net pension expense	$2.8	$3.2	$5.7	$7.6

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. During the six months ended June 30, 2009, the Company converted the plan to a defined contribution plan, which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the six months ended June 30, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.
10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits income for such plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest cost	$0.2	$0.2	$0.4	$0.5
Amortization of prior service credit	(2.3)	(2.0)	$(4.6)	(4.0)
Amortization of net actuarial loss	0.4	0.3	$0.8	0.5

Net post-retirement benefits income	$(1.7)	$(1.5)	$(3.4)	$(3.0)

11. Commitments and contingencies (£ in millions)
We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.
The previously reported tort claim brought against the Company in 2008 in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd was settled on July 13, 2010, with an immaterial payment by the Company.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful.
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
The following table represents the changes in the product warranty liability:

	Six months ended June 30,
	2010	2009

Beginning balance	$39.2	$37.0
Provisions for warranties issued during the period	11.4	10.7
Changes related to preexisting warranty liabilities	(5.9)	0.8
Payments during period	(9.7)	(7.5)
Foreign currency adjustments	(2.6)	0.5

Ending balance	$32.4	$41.5

13. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New units are highly engineered solutions to new requests from clients. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.

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
Segment results for the three and six months ended June 30, 2010, and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
New units	$167.7	$348.3	$452.9	$626.7
Aftermarket parts and services	263.5	257.8	480.4	488.3

Total revenues	$431.2	$606.1	$933.3	$1,115.0

Operating Income
New units	$28.7	$48.1	$69.1	$73.3
Aftermarket parts and services	58.2	67.6	104.0	126.5
Unallocated	(24.0)	(19.5)	(45.8)	(39.5)

Total operating income	$62.9	$96.2	$127.3	$160.3

Depreciation and Amortization
New units	$5.1	$7.7	$12.5	$14.5
Aftermarket parts and services	7.5	5.5	13.3	11.1

Total depreciation and amortization	$12.6	$13.2	$25.8	$25.6

Assets (including Goodwill)
New units	$265.5	$383.1	$265.5	$383.1
Aftermarket parts and services	755.7	774.3	755.7	774.3
Unallocated	1,001.2	974.4	1,001.2	974.4

Total assets	$2,022.4	$2,131.8	$2,022.4	$2,131.8

14. Stockholders’ equity
Changes in stockholders’ equity for six months ended June 30, 2010, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	(Loss) Income	Total
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$1,012.6
Stock-based employee compensation	—	6.9	—	—	6.9
Stock repurchase	—	(30.2)	—	—	(30.2)
Net income	—	—	57.3	—	57.3
Other comprehensive loss
Foreign currency adjustments	—	—	—	(59.4)	(59.4)
Unrealized loss on derivatives, net of $0.2 tax	—	—	—	(0.5)	(0.5)
Pension and other postretirement benefit plans — net of $0.7 tax:
Benefit plans amortization	—	—	—	(1.1)	(1.1)

At June 30, 2010	$0.8	$373.3	$695.4	$(83.9)	$985.6

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
The components of total comprehensive (loss) income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$35.0	$60.3	$57.3	$94.8
Other comprehensive (loss) income
Foreign currency adjustments	(40.2)	25.8	(59.4)	13.4
Unrealized loss on derivatives, net of $0.2 tax	(0.3)	—	(0.5)	—
Pension and other postretirement benefit plans — net of $0.7 tax
Benefit plans amortization	(0.5)	(0.4)	(1.1)	(0.8)
Plan settlement	—	—	—	0.3

Total comprehensive (loss) income	$(6.0)	$85.7	$(3.7)	$107.7

During the six months ended June 30, 2010, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 237,603 shares of common stock and granted a total of 366,687 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. Additionally, the compensation committee approved the issuance of performance based restricted stock units with a target grant amount of 82,236 restricted shares. These stock compensation arrangements vest over three year periods. Additionally, Directors were granted 17,940 shares of restricted stock which will vest over one year.
In February 2010, the Company’s board of directors authorized the repurchase of up to $200 of its common stock, which is approximately 8 percent of the Company’s outstanding shares. Stock repurchases under the program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The transactions may be made from time to time and in such amounts, as management deems appropriate and will be funded from operating cash flows or borrowings under the Company’s revolving credit facility. During the six months ended June 30, 2010, the Company purchased 925,245 shares at an average price of $32.68 per share for a total purchase price of $30.2 pursuant to a plan adopted in accordance with a safe harbor rule, namely Rule 10b(5-1), of the Exchange Act. As of June 30, 2010, the trade dates for the repurchase of 140,000 shares for a total purchase price of $4.5 had occurred but the repurchase had not yet settled.
The number of shares to be repurchased and the timing of repurchases will be based on several factors. These factors include the price of the Company’s common stock, general business and market conditions, other investment opportunities, including acquisitions, and covenant limitations. The most restrictive covenant allows shares to be repurchased up to an annual amount of half the prior year’s net income. Presently, without seeking a covenant waiver, this limits the Company to approximately $100 in 2010. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice.
15. Supplemental guarantor financial information
The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, D-R Steam LLC and Dresser-Rand Global Services, Inc. (“Subsidiary Guarantors”). The statement of cash flows for the six months ended June 30, 2010 includes certain corrections related to the three months ended March 31, 2010 as follows:(a) a reclassification of $34.2 million from the Subsidiary Non-Guarantors to the Subsidiary Guarantors to correctly classify cash flows from operations, (b) a reclassification of $34.2 million from the Issuer to the Subsidiary Guarantors to correctly classify cash used in acquisitions and (c) to reflect these reclassifications as having been financed through intercompany account activity.
The Company’s U.S income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amounts transferred for the three and six months ended June 30, 2010 was $119.0. The amounts transferred for the three and six months ended June 30, 2009, were $0.0 and $107.1, respectively.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and six months ended June 30, 2010, and 2009, balance sheets at June 30, 2010, and December 31, 2009, and statements of cash flows for the six months ended June 30, 2010, and 2009.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$218.1	$242.2	$(29.1)	$431.2
Cost of sales	—	152.2	161.9	(26.5)	287.6

Gross profit	—	65.9	80.3	(2.6)	143.6
Selling and administrative expenses	34.2	13.5	30.7	(4.3)	74.1
Research and development expenses	—	5.7	0.9	—	6.6

(Loss) income from operations	(34.2)	46.7	48.7	1.7	62.9
Equity earnings in affiliates	60.7	9.4	—	(70.1)	—
Interest expense, net	(7.8)	—	(0.5)	—	(8.3)
Intercompany interest and fees	(0.8)	0.9	(0.1)	—	—
Other income (expense), net	1.1	1.0	(2.7)	—	(0.6)

Income before income taxes	19.0	58.0	45.4	(68.4)	54.0
(Benefit) provision for income taxes	(16.0)	18.0	17.0	—	19.0

Net income	$35.0	$40.0	$28.4	$(68.4)	$35.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$356.5	$300.4	$(50.8)	$606.1
Cost of sales	—	247.6	221.3	(32.8)	436.1

Gross profit	—	108.9	79.1	(18.0)	170.0
Selling and administrative expenses	39.1	15.5	28.6	(14.3)	68.9
Research and development expenses	—	4.4	0.5	—	4.9

(Loss) income from operations	(39.1)	89.0	50.0	(3.7)	96.2
Equity earnings in affiliates	86.5	4.1	—	(90.6)	—
Interest expense, net	(7.9)	—	(0.5)	—	(8.4)
Intercompany interest and fees	6.6	(1.5)	(5.1)	—	—
Other (expense) income, net	(0.3)	0.5	4.9	—	5.1

Income before income taxes	45.8	92.1	49.3	(94.3)	92.9
(Benefit) provision for income taxes	(14.5)	32.7	14.4	—	32.6

Net income	$60.3	$59.4	$34.9	$(94.3)	$60.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$465.3	$543.8	$(75.8)	$933.3
Cost of sales	—	332.9	378.9	(64.2)	647.6

Gross profit	—	132.4	164.9	(11.6)	285.7
Selling and administrative expenses	69.4	26.2	62.0	(12.1)	145.5
Research and development expenses	—	10.9	2.0	—	12.9

(Loss) income from operations	(69.4)	95.3	100.9	0.5	127.3
Equity earnings in affiliates	100.6	13.1	—	(113.7)	—
Interest expense, net	(15.6)	—	(0.9)	—	(16.5)
Intercompany interest and fees	13.4	(1.0)	(12.4)	—	—
Other income (expense), net	3.1	0.9	(20.9)	—	(16.9)

Income before income taxes	32.1	108.3	66.7	(113.2)	93.9
(Benefit) provision for income taxes	(25.2)	35.1	26.7	—	36.6

Net income	$57.3	$73.2	$40.0	$(113.2)	$57.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$673.0	$535.3	$(93.3)	$1,115.0
Cost of sales	—	474.7	400.3	(67.1)	807.9

Gross profit	—	198.3	135.0	(26.2)	307.1
Selling and administrative expenses	71.1	30.4	56.0	(21.0)	136.5
Research and development expenses	—	8.1	0.9	—	9.0
Plan settlement	—	—	1.3	—	1.3

(Loss) income from operations	(71.1)	159.8	76.8	(5.2)	160.3
Equity earnings in affiliates	142.1	6.5	—	(148.6)	—
Interest (expense) income, net	(15.5)	—	0.2	—	(15.3)
Intercompany interest and fees	11.1	(2.3)	(8.8)	—	—
Other income (expense), net	0.6	(0.3)	0.5	—	0.8

Income before income taxes	67.2	163.7	68.7	(153.8)	145.8
(Benefit) provision for income taxes	(27.6)	58.3	20.3	—	51.0

Net income	$94.8	$105.4	$48.4	$(153.8)	$94.8

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$36.1	$—	$170.6	$—	$206.7
Accounts receivable, net	—	112.9	154.2	(0.2)	266.9
Inventories, net	—	186.0	117.8	(8.5)	295.3
Prepaid and other expenses and deferred income taxes	28.6	2.9	41.8	0.2	73.5

Total current assets	64.7	301.8	484.4	(8.5)	842.4
Investment in affiliates	1,963.6	74.6	—	(2,038.2)	—
Property, plant and equipment, net	—	179.1	87.6	—	266.7
Intangible assets, net	—	450.9	436.4	—	887.3
Other assets	24.6	0.5	0.9	—	26.0

Total assets	$2,052.9	$1,006.9	$1,009.3	$(2,046.7)	$2,022.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(2.6)	$218.2	$272.9	$—	$488.5

Total current liabilities	(2.6)	218.2	272.9	—	488.5
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	681.5	(760.1)	78.6	—	—
Other noncurrent liabilities	18.4	91.2	68.7	—	178.3

Total liabilities	1,067.3	(450.7)	420.2	—	1,036.8

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	984.8	1,457.6	589.1	(2,046.7)	984.8

Total stockholders’ equity	985.6	1,457.6	589.1	(2,046.7)	985.6

Total liabilities and stockholders’ equity	$2,052.9	$1,006.9	$1,009.3	$(2,046.7)	$2,022.4

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$57.6	$—	$165.6	$—	$223.2
Accounts receivables, net	—	126.4	163.4	—	289.8
Inventories, net	—	215.0	147.0	(9.0)	353.0
Prepaid and other expenses and deferred income taxes	33.4	2.2	34.7	—	70.3

Total current assets	91.0	343.6	510.7	(9.0)	936.3
Investment in affiliates	1,911.9	64.6	—	(1,976.5)	—
Property, plant and equipment, net	—	171.2	97.7	—	268.9
Intangible assets, net	—	436.5	480.4	—	916.9
Other assets	26.1	0.7	1.3	—	28.1

Total assets	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(90.9)	$306.3	$369.9	$—	$585.3
Loans payable	—	0.1	—	—	0.1

Total current liabilities	(90.9)	306.4	369.9	—	585.4
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	717.0	(756.7)	39.7	—	—
Other noncurrent liabilities	20.3	86.5	75.4	—	182.2

Total liabilities	1,016.4	(363.8)	485.0	—	1,137.6

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,011.8	1,380.4	605.1	(1,985.5)	1,011.8

Total stockholders’ equity	1,012.6	1,380.4	605.1	(1,985.5)	1,012.6

Total liabilities and stockholders’ equity	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities
Net cash provided by operating activities	$51.1	$35.7	$15.7	$—	$102.5

Cash flows from investing activities
Capital expenditures	—	(7.4)	(2.6)	—	(10.0)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Acquisitions, net of cash	—	(34.1)	(34.7)	—	(68.8)

Net cash used in investing activities	—	(41.3)	(37.3)	—	(78.6)

Cash flows from financing activities
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Excess tax benefits from share-based compensation	—	0.6	—	—	0.6
Purchase of treasury stock	(25.7)	—	—	—	(25.7)
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	(47.6)	5.1	42.5	—	—

Net cash (used in) provided by financing activities	(72.6)	5.6	42.5	—	(24.5)

Effect of exchange rate changes	—	—	(15.9)	—	(15.9)
Net decrease in cash and equivalents	(21.5)	—	5.0	—	(16.5)
Cash and cash equivalents, beginning of period	57.6	—	165.6	—	223.2

Cash and cash equivalents, end of period	$36.1	$—	$170.6	$—	$206.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(7.4)	$19.5	$56.3	$—	$68.4

Cash flows from investing activities
Capital expenditures	—	(11.8)	(2.1)	—	(13.9)
Proceeds from sale of property, plant and equipment	—	1.0	—	—	1.0
Other investments	(5.0)	—	—	—	(5.0)

Net cash used in investing activities	(5.0)	(10.8)	(2.1)	—	(17.9)

Cash flows from financing activities
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	3.1	(8.6)	5.5	—	—

Net cash provided by (used in) financing activities	3.2	(8.7)	5.5	—	—

Effect of exchange rate changes	—	—	3.6	—	3.6
Net (decrease) increase in cash and equivalents	(9.2)	—	63.3	—	54.1
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$17.3	$—	$183.9	$—	$201.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)
Overview
We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. Our products are used for applications that include oil and gas production and gas lift; high-pressure gas injection and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications for general industrial markets such as paper, steel, sugar, and distributed power generation. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, technical support and other extended services.
We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (over 60 sales offices, 39 service centers and 12 manufacturing locations) in 18 U.S. states and 29 countries.
The energy markets continue to be driven by worldwide supply and demand, production and processing capacity, and geopolitical risks. Despite the financial market turmoil and global economic slow down that commenced at the end of 2008, we continue to believe that the longer-term fundamentals affecting the energy industry will support significant additional investment in energy infrastructure worldwide as well as the maintenance and upgrade of the existing installed base of rotating equipment.
From a long-term perspective, we believe that the fundamentals driving trends in our industry remain in place. These include maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage and transmission infrastructure; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation.
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
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses and research and development expenses and the plan settlement (see Note 9 of the unaudited consolidated financial statements). Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.

Results of Operations
Three months ended June 30, 2010, compared to the three months ended June 30, 2009:

	Three months ended June 30,		Three months ended June 30,		Period to Period Change
	2010		2009		2009 to 2010	% Change
Statement of Operations Data:

Total revenues	$431.2	100.0%	$606.1	100.0%	$(174.9)	(28.9)%
Cost of sales	287.6	66.7	436.1	72.0	(148.5)	(34.1)%

Gross profit	143.6	33.3	170.0	28.0	(26.4)	(15.5)%
Selling and administrative expenses	74.1	17.2	68.9	11.3	5.2	7.5%
Research and development expenses	6.6	1.5	4.9	0.8	1.7	34.7%

Operating income	62.9	14.6	96.2	15.9	(33.3)	(34.6)%
Interest expense, net	(8.3)	(1.9)	(8.4)	(1.4)	0.1	(1.2)%
Other (expense) income, net	(0.6)	(0.2)	5.1	0.8	(5.7)	(111.8)%

Income before income taxes	54.0	12.5	92.9	15.3	(38.9)	(41.9)%
Provision for income taxes	19.0	4.4	32.6	5.4	(13.6)	(41.7)%

Net income	$35.0	8.1%	$60.3	9.9%	$(25.3)	(42.0)%

Bookings	$557.2		$404.7		$152.5	37.7%

Backlog — ending	$1,844.9		$1,949.2		$(104.3)	(5.4)%

Total revenues. Total revenues were $431.2 for the three months ended June 30, 2010, compared to $606.1 for the three months ended June 30, 2009, a decrease of $174.9 or 28.9%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the three months ended June 30, 2010 than the three months ended June 30, 2009, primarily in the new units segment, driven by lower bookings in 2009 as a result of the economic downturn that commenced at the end of 2008.
Cost of sales. Cost of sales was $287.6 for the three months ended June 30, 2010, compared to $436.1 for the three months ended June 30, 2009. As a percentage of revenues, cost of sales was 66.7% for the three months ended June 30, 2010, compared to 72.0% for the three months ended June 30, 2009. Overall, cost of sales as a percentage of revenue decreased as a result of a favorable sales mix within the new units segment as well as cost and productivity improvements. Additionally, the Company has experienced a shift in overall segment mix from the lower margin new units segment to the higher margin aftermarket parts and services segment.
Gross profit. Gross profit was $143.6 for the three months ended June 30, 2010, compared to $170.0 for the three months ended June 30, 2009. As a percentage of revenues, gross profit was 33.3% for the three months ended June 30, 2010, compared to 28.0% for the three months ended June 30, 2009. The increase in the gross profit percentage resulted from the factors discussed above.
Selling and administrative expenses. Selling and administrative expenses were $74.1 for the three months ended June 30, 2010, compared to $68.9 for the three months ended June 30, 2009. The increase in selling and administrative expenses for the three months ended June 30, 2010 is mostly attributable to higher selling costs associated with higher bookings. As a percentage of sales, selling and administrative expenses increased to 17.2% from 11.3% as a result of lower revenues discussed above.
Research and development expenses. Research and development expenses for the three months ended June 30, 2010, were $6.6 compared to $4.9 for the three months ended June 30, 2009. Research and development expenses increased in the three months ended June 30, 2010 as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquid Natural Gas (LNG) and gas turbines, as well as expanding the portfolio of projects focused on product enhancements.
Operating income. Operating income was $62.9 for the three months ended June 30, 2010, compared to $96.2 for the three months ended June 30, 2009, a decrease of $33.3. As a percentage of revenues, operating income for the three months ended June 30, 2010 was 14.6%, compared to 15.9% for the three months ended June 30, 2009. The decrease was primarily attributable to the factors discussed above.

Interest expense, net. Interest expense, net was $8.3 for the three months ended June 30, 2010, compared to $8.4 for the three months ended June 30, 2009, including approximately $0.8 of amortization of deferred financing costs for both periods.
Other(expense) income, net. Other expense, net was $0.6 for the three months ended June 30, 2010, compared to other income, net of $5.1 for the three months ended June 30, 2009. Other (expense) income, net consists primarily of net currency gains and losses. The change from income to expense reflects the impact of the weakening of the Euro on our forward exchange contracts.
Provision for income taxes. Provision for income taxes was $19.0 for the three months ended June 30, 2010, and $32.6 for the three months ended June 30, 2009. Our estimated income tax provision for the three months ended June 30, 2010 and 2009 approximated the U.S. federal statutory rate of 35%. The effect of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes are offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized.
Bookings and backlog. Bookings for the three months ended June 30, 2010, were $557.2 compared to $404.7 for the three months ended June 30, 2009, an increase of $152.5 or 37.7%. The increase in bookings reflects the improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $1,844.9 at June 30, 2010, compared to $1,949.2 at June 30, 2009.
Segment Analysis — three months ended June 30, 2010, compared to three months ended June 30, 2009:

	Three months ended June 30,				Period to Period Change
	2010		2009		2009 to 2010	% Change
Revenues
New units	$167.7	38.9%	$348.3	57.5%	$(180.6)	(51.9)%
Aftermarket parts and services	263.5	61.1%	257.8	42.5%	5.7	2.2%

Total revenues	$431.2	100.0%	$606.1	100.0%	$(174.9)	(28.9)%

Gross profit
New units	$46.5		$71.0		$(24.5)	(34.5)%
Aftermarket parts and services	97.1		99.0		(1.9)	(1.9)%

Total gross profit	$143.6		$170.0		$(26.4)	(15.5)%

Operating income
New units	$28.7		$48.1		$(19.4)	(40.3)%
Aftermarket parts and services	58.2		67.6		(9.4)	(13.9)%
Unallocated	(24.0)		(19.5)		(4.5)	23.1%

Total operating income	$62.9		$96.2		$(33.3)	(34.6)%

Bookings
New units	$303.7		$169.0		$134.7	79.7%
Aftermarket parts and services	253.5		235.7		17.8	7.6%

Total bookings	$557.2		$404.7		$152.5	37.7%

Backlog — ending
New units	$1,475.6		$1,535.6		$(60.0)	(3.9)%
Aftermarket parts and services	369.3		413.6		(44.3)	(10.7)%

Total backlog	$1,844.9		$1,949.2		$(104.3)	(5.4)%

New Units
Revenues. New units revenues were $167.7 for the three months ended June 30, 2010, compared to $348.3 for the three months ended June 30, 2009, an decrease of $180.6 or 51.9%. The highly engineered nature of new unit products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new unit revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 driven by lower bookings in 2009 as a result of the economic downturn that commenced at the end of 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit. Gross profit was $46.5 for the three months ended June 30, 2010, compared to $71.0 for the three months ended June 30, 2009. Gross profit, as a percentage of segment revenues, was 27.7% for the three months ended June 30, 2010 compared to 20.4% for the three months ended June 30, 2009. Gross profit as a percentage of revenues increased as a result of a favorable sales mix as well as cost and productivity improvements in the three months ended June 30, 2010. In addition, lower revenues in the new units segment resulted in a shift of cost allocations (such as fixed overhead and selling expenses) to the aftermarket parts and services segment.

Operating income. Operating income was $28.7 for the three months ended June 30, 2010, compared to $48.1 for the three months ended June 30, 2009. As a percentage of segment revenues, operating income was 17.1% for the three months ended June 30, 2010, compared to 13.8% for the three months ended June 30, 2009. The increase in operating income as a percentage of segment revenues resulted primarily from the factors discussed above.
Bookings and Backlog. New units bookings for the three months ended June 30, 2010, were $303.7 compared to $169.0 for the three months ended June 30, 2009. The increase in new units bookings reflects the improvement in market conditions from the economic downturn that commenced at the end of 2008. The backlog was $1,475.6 at June 30, 2010, compared to $1,535.6 at June 30, 2009.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $263.5 for the three months ended June 30, 2010, compared to $257.8 for the three months ended June 30, 2009, an increase of $5.7 or 2.2%. The increase in aftermarket parts and services segment revenues was the result of price increases and incremental revenues from recent acquisitions (Leading Edge Turbine Technologies, Inc., Turbo Machines Field Services (Pty) Ltd., and Compression Renewal Services), partially offset by lower volumes driven by lower bookings as a result of the economic downturn that commenced at the end of 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $97.1 for the three months ended June 30, 2010, compared to $99.0 for the three months ended June 30, 2009. Gross profit as a percentage of segment revenues was 36.9% for the three months ended June 30, 2010 compared to 38.4% for the three months ended June 30, 2009. Gross profit as a percentage of revenues decreased due to a less favorable mix within the segment and lower revenues in the new units segment which resulted in a shift of cost allocations (such as fixed overhead and selling expenses) to the aftermarket parts and services segment.
Operating income. Operating income was $58.2 for the three months ended June 30, 2010, compared to $67.6 for the three months ended June 30, 2009. As a percentage of segment revenues, operating income decreased to 22.1% for the three months ended June 30, 2010, from 26.2% for the three months ended June 30, 2009. The decline in operating income and operating income as a percentage of segment revenues was the result of the factors discussed above.
Bookings and Backlog. Bookings for the three months ended June 30, 2010 were $253.5, compared to $235.7 for the three months ended June 30, 2009. We believe the increase in bookings reflects an improvement in market conditions. Backlog was $369.3 as of June 30, 2010, compared to $413.6 at June 30, 2009.

Results of Operations
Six months ended June 30, 2010, compared to the six months ended June 30, 2009:

	Six months ended June 30,		Six months ended June 30,		Period to Period Change
	2010		2009		2009 to 2010	% Change
Statement of Operations Data:

Total revenues	$933.3	100.0%	$1,115.0	100.0%	$(181.7)	(16.3)%
Cost of sales	647.6	69.4	807.9	72.5	(160.3)	(19.8)%

Gross profit	285.7	30.6	307.1	27.5	(21.4)	(7.0)%
Selling and administrative expenses	145.5	15.6	136.5	12.2	9.0	6.6%
Research and development expenses	12.9	1.4	9.0	0.8	3.9	43.3%
Plan settlement	—	—	1.3	0.1	(1.3)	(100.0)%

Operating income	127.3	13.6	160.3	14.4	(33.0)	(20.6)%
Interest expense, net	(16.5)	(1.8)	(15.3)	(1.4)	(1.2)	7.8%
Other (expense) income, net	(16.9)	(1.8)	0.8	0.1	(17.7)	(2212.5)%

Income before income taxes	93.9	10.0	145.8	13.1	(51.9)	(35.6)%
Provision for income taxes	36.6	3.9	51.0	4.6	(14.4)	(28.2)%

Net income	$57.3	6.1%	$94.8	8.5%	$(37.5)	(39.6)%

Bookings	$1,122.5		$760.5		$362.0	47.6%

Backlog — ending	$1,844.9		$1,949.2		$(104.3)	(5.4)%

Total revenues. Total revenues were $933.3 for the six months ended June 30, 2010, compared to $1,115.0 for the six months ended June 30, 2009, a decrease of $181.7 or 16.3%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the six months ended June 30, 2010 than the six months ended June 30, 2009, primarily in the new units segment, driven by lower bookings in 2009 as a result of the economic downturn that commenced at the end of 2008.
Cost of sales. Cost of sales was $647.6 for the six months ended June 30, 2010, compared to $807.9 for the six months ended June 30, 2009. As a percentage of revenues, cost of sales was 69.4% for the six months ended June 30, 2010, compared to 72.5% for the six months ended June 30, 2009. Overall, cost of sales as a percentage of revenues declined because of a favorable sales mix as well as cost and productivity improvements. Additionally, the Company has experienced a shift in overall segment mix from the lower margin new units segment to the higher margin aftermarket parts and services segment.
Gross profit. Gross profit was $285.7 for the six months ended June 30, 2010, compared to $307.1 for the six months ended June 30, 2009. As a percentage of revenues, gross profit was 30.6% for the six months ended June 30, 2010, compared to 27.5% for the six months ended June 30, 2009. The increase in the gross profit percentage resulted from the factors discussed above.
Selling and administrative expenses. Selling and administrative expenses were $145.5 for the six months ended June 30, 2010, compared to $136.5 for the six months ended June 30, 2009. The increase in selling and administrative resulted mostly from higher selling costs associated with higher bookings. As a percentage of sales, selling and administrative expenses increased to 15.6% from 12.2% as a result of lower revenues discussed above.
Research and development expenses. Research and development expenses for the six months ended June 30, 2010, were $12.9 compared to $9.0 for the six months ended June 30, 2009. Research and development expenses increased in the six months ended June 30, 2010 as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquid Natural Gas (LNG) and gas turbines, as well as expanding the portfolio of projects focused on product enhancements.
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

Operating income. Operating income was $127.3 for the six months ended June 30, 2010, compared to $160.3 for the six months ended June 30, 2009, a decrease of $33.0. As a percentage of revenues, operating income for the six months ended June 30, 2010 was 13.6%, compared to 14.4% for the six months ended June 30, 2009. The decrease was primarily attributable to the factors discussed above.
Interest expense, net. Interest expense, net was $16.5 for the six months ended June 30, 2010, compared to $15.3 for the six months ended June 30, 2009, including approximately $1.6 of amortization of deferred financing costs for both periods. We experienced lower interest income in the six months ended June 30, 2010 resulting from lower interest rates and lower interest bearing cash balances.
Other (expense) income net. Other expense, net was $16.9 for the six months ended June 30, 2010, compared to other income, net of $0.8 for the six months ended June 30, 2009. Other (expense) income, net consists primarily of net currency gains and losses. The change from income to expense is the result of the devaluation of the Venezuelan bolivar on January 8, 2010. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 in the six months ended June 30, 2010. The change from income to expense also reflects the impact of the weakening of the Euro on our forward exchange contracts.
Provision for income taxes. Provision for income taxes was $36.6 for the six months ended June 30, 2010, and $51.0 for the six months ended June 30, 2009. Our estimated income tax provision for the six months ended June 30, 2010 and 2009, results in an effective rate that differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. In addition to these impacts to the effective tax rate, the devaluation of the Venezuelan bolivar discussed above resulted in an additional 6.7 percentage point increase in our effective tax rate for the six months ended June 30, 2010.
Bookings and backlog. Bookings for the six months ended June 30, 2010, were $1,122.5 compared to $760.5 for the six months ended June 30, 2009, an increase of $362.0 or 47.6%. The increase in bookings reflects the improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $1,844.9 at June 30, 2010, compared to $1,949.2 at June 30, 2009.
Segment Analysis — six months ended June 30, 2010, compared to six months ended June 30, 2009:

	Six months ended June 30,				Period to Period Change
	2010		2009		2009 to 2010	% Change
Revenues
New units	$452.9	48.5%	$626.7	56.2%	$(173.8)	(27.7)%
Aftermarket parts and services	480.4	51.5%	488.3	43.8%	(7.9)	(1.6)%

Total revenues	$933.3	100.0%	$1,115.0	100.0%	$(181.7)	(16.3)%

Gross profit
New units	$110.0		$118.5		$(8.5)	(7.2)%
Aftermarket parts and services	175.7		188.6		(12.9)	(6.8)%

Total gross profit	$285.7		$307.1		$(21.4)	(7.0)%

Operating income
New units	$69.1		$73.3		$(4.2)	(5.7)%
Aftermarket parts and services	104.0		126.5		(22.5)	(17.8)%
Unallocated	(45.8)		(39.5)		(6.3)	15.9%

Total operating income	$127.3		$160.3		$(33.0)	(20.6)%

Bookings
New units	$605.0		$278.4		$326.6	117.3%
Aftermarket parts and services	517.5		482.1		35.4	7.3%

Total bookings	$1,122.5		$760.5		$362.0	47.6%

Backlog — ending
New units	$1,475.6		$1,535.6		$(60.0)	(3.9)%
Aftermarket parts and services	369.3		413.6		(44.3)	(10.7)%

Total backlog	$1,844.9		$1,949.2		$(104.3)	(5.4)%

New Units
Revenues. New units revenues were $452.9 for the six months ended June 30, 2010, compared to $626.7 for the six months ended June 30, 2009, a decrease of $173.8 or 27.7%. The highly engineered nature of new unit products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new unit revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 driven by a lower level of bookings in 2009 as a result of the economic downturn that commenced at the end of 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit. Gross profit was $110.0 for the six months ended June 30, 2010, compared to $118.5 for the six months ended June 30, 2009. Gross profit, as a percentage of segment revenues, was 24.3% for the six months ended June 30, 2010 compared to 18.9% for the six months ended June 30, 2009. Gross profit as a percentage of revenues increased as a result of a favorable sales mix within the new units segment as well as cost and productivity improvements in the six months ended June 30, 2010. In addition, lower revenues in the new units segment resulted in a shift of cost allocations (such as fixed overhead and selling expenses) to the aftermarket parts and services segment.
Operating income. Operating income was $69.1 for the six months ended June 30, 2010, compared to $73.3 for the six months ended June 30, 2009. As a percentage of segment revenues, operating income was 15.3% for the six months ended June 30, 2010, compared to 11.7% for the six months ended June 30, 2009. The increase in operating income as a percentage of segment revenues is a result the factors discussed above.
Bookings and Backlog. New units bookings for the six months ended June 30, 2010, were $605.0 compared to $278.4 for the six months ended June 30, 2009. The increase in new units bookings reflects the improvement in market conditions from the economic downturn that commenced at the end of 2008. The backlog was $1,475.6 at June 30, 2010, compared to $1,535.6 at June 30, 2009.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $480.4 for the six months ended June 30, 2010, compared to $488.3 for the six months ended June 30, 2009, a decrease of $7.9 or 1.6%. The decline in aftermarket parts and services segment revenues was the result of lower volumes driven by lower bookings as a result of the economic downturn that commenced at the end of 2008, substantially offset by price increases and incremental revenues from recent acquisitions (Leading Edge Turbine Technologies, Inc., Turbo Machines Field Services (Pty) Ltd., and Compression Renewal Services). Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $175.7 for the six months ended June 30, 2010, compared to $188.6 for the six months ended June 30, 2009. Gross profit as a percentage of segment revenues was 36.6% for the six months ended June 30, 2010 compared to 38.6% for the six months ended June 30, 2009. Gross profit as a percentage of revenues decreased due to a less favorable mix within the segment. In addition, lower revenues in the new units segment resulted in a shift of cost allocations (such as fixed overhead and selling expenses) to the aftermarket parts and services segment.
Operating income. Operating income was $104.0 for the six months ended June 30, 2010, compared to $126.5 for the six months ended June 30, 2009. As a percentage of segment revenues, operating income decreased to 21.6% for the six months ended June 30, 2010, from 25.9% for the six months ended June 30, 2009. The decrease is the result of the factors discussed above.
Bookings and Backlog. Bookings for the six months ended June 30, 2010 were $517.5, compared to $482.1 for the six months ended June 30, 2009. We believe the increase in bookings reflects an improvement in market conditions. Backlog was $369.3 as of June 30, 2010, compared to $413.6 at June 30, 2009.
Liquidity and Capital Resources
Net cash provided by operating activities increased for the six months ended June 30, 2010, to $102.5 from $68.4 for the six months ended June 30, 2009 despite a decrease in net income from $94.8 to $57.3. From December 31, 2009, to June 30, 2010, working capital balances, including accounts receivable, inventories, customer advances and progress payments, and accounts payable and accruals all declined as a result of decreased business activity driven by the economic downturn that commenced at the end of 2008. The net working capital decline resulted in additional cash from operations of approximately $1.7. This is favorable when compared to the six months ended June 30, 2009, when we made an incremental working capital investment of approximately $35.3 associated with a higher level of business activity. In addition, for the six months ended June 30, 2009, we made pension contributions of $29.9 in accordance with our funding policy, which was significantly higher than our pension contributions for the six months ended June 30, 2010 of $5.4.

Net cash used in investing activities was $78.6 for the six months ended June 30, 2010, compared to $17.9 for the six months ended June 30, 2009. Cash used in investing activities for the six months ended June 30, 2010, includes $44.7 related to the recent acquisitions of Leading Edge Turbine Technologies, Inc. and Turbo Machines Field Services (Pty) Ltd. as well as the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd. Capital expenditures were $10.0 for the six months ended June 30, 2010, compared to $13.9 for the six months ended June 30, 2009.
Net cash used in financing activities was $24.5 for the six months ended June 30, 2010 compared to $0.0 in the same period for 2009. During the six months ended June 30, 2010, we repurchased $25.7 million of common stock in connection with a stock repurchase plan approved by our board of directors on February 12, 2010.
As of June 30, 2010, we had cash and cash equivalents of $206.7 and the ability to borrow $350.4 under our $500.0 restated senior secured revolving credit facility, as $149.6 was used for outstanding letters of credit. In addition to these letters of credit, a total of $105.0 of letters of credit and bank guarantees were outstanding at June 30, 2010, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations.
New accounting standards
In October 2009, Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition, was issued. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.
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
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates where we deem appropriate. The net foreign currency losses recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $2.0 and $18.1 for the three and six months ended June 30, 2010, compared to gains of $5.5 and $1.2 for the three and six months ended June 30, 2009. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the six months ended June 30, 2010, included approximately $13.6 as a result of this devaluation.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $22.0) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.5 at June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
During the three months ended June 30, 2010, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS ($ and £ in millions)
We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular quarter’s or year’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.
The previously reported tort claim brought against the Company in 2008 in the Prakhanong Provincial court, Thailand by Kaona Power Supply Co. Ltd was settled on July 13, 2010, with an immaterial payment by the Company.
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
Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful.
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
Issuer Purchases of Equity Securities
In February 2010, the Company’s board of directors authorized the repurchase of up to $200 of its common stock, which is approximately 8 percent of the Company’s outstanding shares. Stock repurchases under the program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The transactions may be made from time to time and in such amounts, as management deems appropriate and will be funded from operating cash flows or borrowings under the Company’s revolving credit facility. During the six months ended June 30, 2010, the Company purchased 925,245 shares at an average price of $32.68 per share for a total purchase price of $30.2 pursuant to a plan adopted in accordance with a safe harbor rule, namely Rule 10b(5-1), of the Exchange Act.
The number of shares to be repurchased and the timing of repurchases will be based on several factors. These factors include the price of the Company’s common stock, general business and market conditions, other investment opportunities, including acquisitions, and covenant limitations. The most restrictive covenant allows shares to be repurchased up to an annual amount of half the prior year’s net income. Presently, without seeking a covenant waiver, this limits the Company to approximately $100 in 2010. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. The following table contains information about repurchases of our common stock during the three months ended June 30, 2010:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of	That May Yet
			Publicly	Be Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased (1)(2)	Share	Programs (2)	Programs
April 2010	—	$—	—	200,000,000
May 2010	202,697	$31.19	201,799	193,707,000
June 2010	723,446	$33.10	723,446	169,763,680

Total	926,143		925,245	169,763,680

(1)	Includes 898 shares delivered to us on May 15, 2010 as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

(2)	As of June 30, 2010, the trade dates for the repurchase of 140,000 shares for a total purchase price of $4.5 had occurred but the repurchase had not yet settled.

ITEM 6.	EXHIBITS
The following exhibits are filed with this report:

Exhibit No.	Description
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
10.1
Form of Relocation Agreement between Dresser-Rand International Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).(1)

10.2
Relocation Agreement by and between Vincent R. Volpe Jr. and Dresser-Rand International Inc., dated June 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).(1)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(2)

(1)	Executive Compensation Plans and Arrangements.

(2)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.
Date: July 28, 2010	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer