Form 10-Q
period 2010-09-30
Dresser-Rand Group Inc.
filed 2010-10-28
CIK 1316656

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from to
Commission file number 001-32586
Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West8 Tower, Suite 1000 10205 Westheimer Road
Houston, TX, U.S.A	77042

112 Avenue Kleber Paris, France	75784

(Addresses of principal executive offices)	(Zip Codes)
(713) 354-6100 (Houston)
33 156 26 71 71 (Paris)
(Registrant’s telephone numbers, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of October 22, 2010, was 80,543,987.

DRESSER-RAND GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009	3

Consolidated Balance Sheet at September 30, 2010 and December 31, 2009	4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009	5

Notes to Unaudited Consolidated Financial Statements at September 30, 2010	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	30

Signatures	31

Exhibits

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited; $ in millions, except per share amounts)

Net sales of products	$378.5	$494.8	$1,085.3	$1,400.3
Net sales of services	104.6	117.3	331.1	326.8

Total revenues	483.1	612.1	1,416.4	1,727.1

Cost of products sold	261.9	350.3	748.6	1,015.7
Cost of services sold	76.0	79.6	236.9	222.2

Total cost of sales	337.9	429.9	985.5	1,237.9

Gross profit	145.2	182.2	430.9	489.2
Selling and administrative expenses	73.5	70.9	219.0	207.4
Research and development expenses	6.4	5.7	19.3	14.6
Plan settlement	—	—	—	1.3

Income from operations	65.3	105.6	192.6	265.9

Interest expense, net	(8.2)	(8.3)	(24.8)	(23.6)
Other income (expense) , net	2.5	3.2	(14.2)	4.0

Income before income taxes	59.6	100.5	153.6	246.3
Provision for income taxes	22.1	25.9	58.8	76.9

Net income	$37.5	$74.6	$94.8	$169.4

Net income per share
Basic	$0.47	$0.91	$1.17	$2.07

Diluted	$0.46	$0.91	$1.16	$2.07

Weighted average shares outstanding — (in thousands)
Basic	80,370	81,705	81,340	81,644

Diluted	80,948	82,013	81,804	81,794

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2010	2009
	(Unaudited; $ in millions, except
	share amounts)
Assets
Current assets
Cash and cash equivalents	$333.0	$223.2
Accounts receivable, less allowance for losses of $13.5 at 2010 and $14.4 at 2009	285.8	289.8
Inventories, net	297.4	353.0
Prepaid expenses and other	39.1	24.9
Deferred income taxes, net	43.0	45.4

Total current assets	998.3	936.3
Property, plant and equipment, net	269.2	268.9
Goodwill	489.5	486.0
Intangible assets, net	431.2	430.9
Other assets	25.5	28.1

Total assets	$2,213.7	$2,150.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$356.8	$412.0
Customer advance payments	221.0	165.2
Accrued income taxes payable	27.0	8.1
Loans payable	—	0.1

Total current liabilities	604.8	585.4
Deferred income taxes, net	44.0	38.5
Postemployment and other employee benefit liabilities	107.6	109.9
Long-term debt	370.0	370.0
Other noncurrent liabilities	44.7	33.8

Total liabilities	1,171.1	1,137.6

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 80,606,075 and 82,513,744 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	344.2	396.6
Retained earnings	732.9	638.1
Accumulated other comprehensive loss	(35.3)	(22.9)

Total stockholders’ equity	1,042.6	1,012.6

Total liabilities and stockholders’ equity	$2,213.7	$2,150.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income	$94.8	$169.4
Adjustments to arrive at net cash provided by operating activities
Depreciation and amortization	38.5	37.9
Deferred income taxes	9.0	(1.3)
Stock-based compensation	10.0	8.0
Excess tax benefits from share-based compensation	(0.8)	—
Amortization of debt financing costs	2.4	2.4
Provision for losses on inventory	3.9	4.2
Plan settlement	—	(0.2)
Loss on sale of property, plant and equipment	0.6	0.1
Net loss from equity investment	—	0.8
Working capital and other, net of acquisitions
Accounts receivable	10.9	61.8
Inventories	48.4	(38.2)
Accounts payable and accruals	(25.4)	(49.8)
Customer advances	59.5	(77.5)
Other	6.3	(38.0)

Net cash provided by operating activities	258.1	79.6

Cash flows from investing activities
Capital expenditures	(13.5)	(21.1)
Proceeds from sales of property, plant and equipment	0.2	1.0
Other investments	—	(5.0)
Acquisitions, net of cash	(68.8)	(12.7)

Net cash used in investing activities	(82.1)	(37.8)

Cash flows from financing activities
Proceeds from exercise of stock options	0.9	2.1
Excess tax benefits from share-based compensation	0.8	—
Purchase of treasury stock	(63.3)	—
Payments of long-term debt	(0.1)	(0.1)

Net cash (used in) provided by financing activities	(61.7)	2.0

Effect of exchange rate changes on cash and cash equivalents	(4.5)	7.3

Net increase in cash and cash equivalents	109.8	51.1
Cash and cash equivalents, beginning of the period	223.2	147.1

Cash and cash equivalents, end of period	$333.0	$198.2

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share amounts)
1. Basis of presentation
Unless the context otherwise indicates, the terms “we”, “our”, “us”, the “Company” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and our other filings with the Securities and Exchange Commission. Operating results for the 2010 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
On January 1, 2010, the Company adopted ASU 2009-16, Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of ASU 2009-16 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
3. Acquisitions and other investments
On January 18, 2010, the Company acquired certain assets of Leading Edge Turbine Technologies, Inc. (such business being referred to as “LETT”), located in Houston, Texas for $34.2. LETT is a provider of turbine technologies applicable to industrial gas turbines, steam turbines and compressor repair. The purchase agreement includes the potential for additional cash consideration based on achieving certain revenue and earnings before interest, tax, depreciation, and amortization (“EBITDA”) targets over a three-year period ending on December 31, 2012. The additional consideration is up to a maximum of $5.5 depending upon the achievement of such targets. The acquisition allows the Company to expand its service offering in its current market and provides the Company with access to adjacent markets.
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
On September 1, 2009, the Company acquired the assets of Compressor Renewal Services Ltd. (“CRS”) located in Odessa, Texas for $12.7. CRS services separable, process and integral-engine reciprocating compressors primarily in the North American natural gas transmission market. The purchase agreement includes the potential for additional cash consideration based on achieving certain earnings targets over a five-year period beginning on October 1, 2009. The additional consideration is up to a maximum of $3.7 depending upon the achievement of such goals.
The estimated fair values of the additional consideration for the LETT, TMFS and CRS acquisitions of $2.6, $2.5 and $1.3, respectively, at September 30, 2010, are included as liabilities in the consolidated financial statements. Changes in the fair values since the date of acquisition are recognized immediately in the applicable consolidated statements of income until the contingencies are resolved.
Goodwill is comprised primarily of expected synergies from combining operations of the acquired businesses and the Company. Substantially all of the goodwill from the acquisitions is attributable to the Aftermarket Parts and Services segment.
For tax purposes the amortization of goodwill related to the LETT and CRS acquisitions is deductible over 15 years. The amortization of goodwill related to the TMFS acquisition is not tax deductible.
The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2010	2009

Accounts receivable, net	$4.1	$0.8
Inventory, net	2.5	0.5

Total current assets	6.6	1.3

Property, plant and equipment	12.9	6.6
Amortizable intangible assets	16.8	2.4
Goodwill	15.8	4.0

Total assets acquired	52.1	14.3

Accounts payable and accruals	1.3	0.4

Total liabilities assumed	1.3	0.4

Purchase price	50.8	13.9
Fair value of contingent consideration (non-cash)	(6.1)	(1.2)

Cash paid	$44.7	$12.7

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods is not considered material. The results of the acquisitions have been included in our consolidated financial results since the date of each acquisition, and were not material to the results of operations for the three and nine months ended September 30, 2010.
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
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	September 30, 2010		Weighted	December 31, 2009
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$94.4	$13.5	39 years	$93.1	$11.6
Customer relationships	264.9	40.5	37 years	258.6	34.5
Software	30.6	18.1	10 years	30.6	15.8
Existing technology	144.7	32.6	24 years	137.1	27.9
Non-compete agreements	2.6	1.3	4 years	2.1	0.8

Total amortizable intangible assets	$537.2	$106.0		$521.5	$90.6

Intangible asset amortization expense was $5.2 and $15.6 for the three and nine months ended September 30, 2010, and $4.9 and $14.5 for the three and nine months ended September 30, 2009, respectively.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
The following table represents the changes in goodwill:

		Aftermarket
	New units	parts and services	Total
Balance, December 31, 2009	$157.0	$329.0	$486.0
Acquisitions	—	15.8	15.8
Foreign currency adjustments	(4.7)	(7.6)	(12.3)

Balance, September 30, 2010	$152.3	$337.2	$489.5

5. Inventories
Inventories were as follows:

	September 30,	December 31,
	2010	2009

Raw materials and supplies	$120.3	$132.6
Work-in-process and finished goods	389.4	485.0

	509.7	617.6
Less: Progress payments	(212.3)	(264.6)

Total inventories	$297.4	$353.0

Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.
6. Property, plant and equipment
Property, plant and equipment were comprised of the following:

	September 30,	December 31,
	2010	2009
Cost:
Land	$16.8	$15.3
Buildings and improvements	118.6	113.9
Machinery and equipment	300.7	285.3

	436.1	414.5
Less: Accumulated depreciation	(166.9)	(145.6)

Property, plant and equipment, net	$269.2	$268.9

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
The Company’s foreign currency derivative financial instruments are not designated as hedges for accounting purposes. The Company recognizes all derivatives in prepaid expenses and other or accounts payable and accruals, as appropriate, on the balance sheet and measures them at fair value. Changes in the fair values of derivatives are immediately recognized in the consolidated statement of income as foreign currency income or loss in other income (expense).

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30,	December 31,
	2010	2009

Foreign currency exchange contracts assets	$6.9	$5.9

Foreign currency exchange contracts liabilities	$5.5	$7.2

The net foreign currency gains (losses) recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $2.7 and ($15.4) for the three and nine months ended September 30, 2010, compared to gains of $3.7 and $4.9 for the three and nine months ended September 30, 2009. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. During the nine months ended September 30, 2010, the Company recorded a loss of approximately $13.6 as a result of this devaluation. The devaluation of the Venezuelan bolivar had no impact on our consolidated financial statements for the three months ended September 30, 2010.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.5) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.7 at September 30, 2010.
The carrying values of cash, accounts receivable, short-term borrowings and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of debt obligations as of September 30, 2010, was approximately $378.3.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
Our estimated income tax provision for the three months ended September 30, 2010 and 2009 differs from the U.S. federal statutory rate of 35% because of state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized, partially offset by different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. In addition to these impacts to the effective tax rate, the devaluation of the Venezuelan bolivar discussed above resulted in an additional 3.7 percentage point increase in our effective tax rate for the nine months ended September 30, 2010. During the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a non-recurring tax benefit associated with the application of foreign tax credits against non-recurring foreign source income, which reduced our effective tax rate in the three and nine months ended September 30, 2009.
9. Pension plans
The components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Service cost	$1.8	$1.7	$5.6	$4.8
Interest cost	5.1	5.1	15.3	15.0
Expected return on plan assets	(5.2)	(4.7)	(15.6)	(13.7)
Amortization of prior service cost	0.3	0.2	1.0	0.6
Amortization of net actuarial loss	0.8	1.0	2.2	2.9
Plan settlement	—	—	—	1.3

Net pension expense	$2.8	$3.3	$8.5	$10.9

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. During the nine months ended September 30, 2009, the Company converted the plan to a defined contribution plan, which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the nine months ended September 30, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.
10. Postretirement benefits other than pensions
The components of net periodic postretirement benefits income for such plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest cost	$0.3	$0.3	$0.7	$0.8
Amortization of prior service credit	(2.4)	(2.0)	$(7.0)	(6.0)
Amortization of net actuarial loss	0.3	0.2	$1.1	0.7

Net post-retirement benefits income	$(1.8)	$(1.5)	$(5.2)	$(4.5)

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
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
During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that the plan may not have been properly amended to achieve sex equalization. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan. If it is determined that sex equalization was not achieved, certain benefits would be recalculated by reference to a normal retirement date of 60 for both men and women, which we believe could result in a potential liability of up to approximately £4.0 ($6.3).
12. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Nine months ended September 30,
	2010	2009

Beginning balance	$39.2	$37.0
Provisions for warranties issued during the period	15.5	17.0
Changes related to preexisting warranty liabilities	(7.0)	—
Payments during period	(15.3)	(13.5)
Foreign currency adjustments	(1.5)	1.3

Ending balance	$30.9	$41.8

13. Segment information
We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:
1)	New units are highly engineered solutions to new requests from clients. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment. The segment includes engineering, manufacturing, sales and administrative support.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the plan settlement (see Note 9). Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.
Segment results for the three and nine months ended September 30, 2010, and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
New units	$251.3	$347.2	$704.1	$973.9
Aftermarket parts and services	231.8	264.9	712.3	753.2

Total revenues	$483.1	$612.1	$1,416.4	$1,727.1

Operating Income
New units	$32.6	$55.9	$101.7	$129.2
Aftermarket parts and services	55.2	70.2	159.2	196.7
Unallocated	(22.5)	(20.5)	(68.3)	(60.0)

Total operating income	$65.3	$105.6	$192.6	$265.9

Depreciation and Amortization
New units	$6.2	$6.5	$18.8	$21.0
Aftermarket parts and services	6.4	5.8	19.7	16.9

Total depreciation and amortization	$12.6	$12.3	$38.5	$37.9

Assets (including Goodwill)
New units	$299.0	$367.2	$299.0	$367.2
Aftermarket parts and services	775.4	773.8	775.4	773.8
Unallocated	1,139.3	991.1	1,139.3	991.1

Total assets	$2,213.7	$2,132.1	$2,213.7	$2,132.1

14. Stockholders’ equity
Changes in stockholders’ equity for nine months ended September 30, 2010, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	(Loss) Income	Total
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$1,012.6
Stock-based employee compensation	—	11.4	—	—	11.4
Stock repurchase	—	(63.8)	—	—	(63.8)
Net income	—	—	94.8	—	94.8
Other comprehensive loss
Foreign currency adjustments	—	—	—	(10.2)	(10.2)
Unrealized loss on derivatives, net of $0.2 tax	—	—	—	(0.5)	(0.5)
Pension and other postretirement benefit plans — net of $1.1 tax:
Benefit plans amortization	—	—	—	(1.7)	(1.7)

At September 30, 2010	$0.8	$344.2	$732.9	$(35.3)	$1,042.6

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
The components of total comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$37.5	$74.6	$94.8	$169.4
Other comprehensive income (loss)
Foreign currency adjustments	49.2	22.2	(10.2)	35.6
Unrealized loss on derivatives, net of $0.2 tax	—	—	(0.5)	—
Pension and other postretirement benefit plans — net of $1.1 tax
Benefit plans amortization	(0.6)	(0.4)	(1.7)	(1.2)
Plan settlement	—	—	—	0.3

Total comprehensive income	$86.1	$96.4	$82.4	$204.1

During the nine months ended September 30, 2010, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 237,603 shares of common stock and grants of 366,687 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. Additionally, the Compensation Committee approved the issuance of performance based restricted stock units with a target grant amount of 82,236 restricted shares. These stock compensation arrangements vest over three year periods. Additionally, Directors were granted 17,940 shares of restricted stock that will vest in one year.
In February 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 of its common stock, which is approximately 7 percent of the Company’s outstanding shares. Stock repurchases under the program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The transactions may be made from time to time and in such amounts, as management deems appropriate and will be funded from operating cash flows or borrowings under the Company’s revolving credit facility. During the nine months ended September 30, 2010, the Company purchased 1,925,164 shares at an average price of $33.14 per share for a total amount purchased of $63.8, pursuant to a plan adopted in accordance with Rule 10b(5-1), a safe harbor rule, under the Securities Exchange Act of 1934, as amended.
The number of shares to be repurchased and the timing of repurchases will be based on several factors. These factors include the price of the Company’s common stock, general business and market conditions, other investment opportunities, including acquisitions, and covenant limitations. The most restrictive covenant allows shares to be repurchased up to an annual amount of half the prior year’s net income. Presently, without seeking a covenant waiver, this limits the Company to approximately $100.0 in 2010. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
15. Supplemental guarantor financial information
The following wholly owned subsidiaries have guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, D-R Steam LLC and Dresser-Rand Global Services, Inc. (“Subsidiary Guarantors”). The statements of cash flows for the nine months ended September 30, 2010 and 2009 include certain corrections related to the three months ended March 31, 2010, and the three months ended September 30, 2009, as follows: (a) a reclassification of $34.2 in the nine months ended September 30, 2010 from the Subsidiary Non-Guarantors to the Subsidiary Guarantors to correctly classify cash flows from operations (b) reclassifications of $34.2 and $12.7 in the nine months ended September 2010 and 2009, respectively, from the Issuer to the Subsidiary Guarantors to correctly classify cash used in acquisitions, and (c) reclassifications to reflect (a) and (b) above as having been financed through intercompany account activity.
The Company’s U.S income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amounts transferred for the nine months ended September 30, 2010 and 2009 were $119.0 and $107.1, respectively. No amounts were transferred for the three months ended September 30, 2010 and 2009.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three and nine months ended September 30, 2010, and 2009, balance sheets at September 30, 2010, and December 31, 2009, and statements of cash flows for the nine months ended September 30, 2010, and 2009.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2010

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$236.9	$286.8	$(40.6)	$483.1
Cost of sales	—	167.2	205.5	(34.8)	337.9

Gross profit	—	69.7	81.3	(5.8)	145.2
Selling and administrative expenses	33.8	16.0	30.4	(6.7)	73.5
Research and development expenses	—	5.5	0.9	—	6.4

(Loss) income from operations	(33.8)	48.2	50.0	0.9	65.3
Equity earnings in affiliates	62.3	3.1	—	(65.4)	—
Interest expense, net	(8.1)	—	(0.1)	—	(8.2)
Intercompany interest and fees	6.5	(1.5)	(5.0)	—	—
Other (expense) income, net	(0.6)	0.3	2.8	—	2.5

Income before income taxes	26.3	50.1	47.7	(64.5)	59.6
(Benefit) provision for income taxes	(11.2)	17.4	15.9	—	22.1

Net income	$37.5	$32.7	$31.8	$(64.5)	$37.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2009

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$353.6	$296.1	$(37.6)	$612.1
Cost of sales	—	253.4	211.7	(35.2)	429.9

Gross profit	—	100.2	84.4	(2.4)	182.2
Selling and administrative expenses	30.7	15.0	31.3	(6.1)	70.9
Research and development expenses	—	5.0	0.7	—	5.7

(Loss) income from operations	(30.7)	80.2	52.4	3.7	105.6
Equity earnings in affiliates	82.1	6.8	—	(88.9)	—
Interest expense, net	(7.8)	—	(0.5)	—	(8.3)
Intercompany interest and fees	9.5	(7.5)	(2.0)	—	—
Other income, net	0.4	0.3	2.5	—	3.2

Income before income taxes	53.5	79.8	52.4	(85.2)	100.5
(Benefit) provision for income taxes	(21.1)	33.2	13.8	—	25.9

Net income	$74.6	$46.6	$38.6	$(85.2)	$74.6

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2010

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$702.2	$830.6	$(116.4)	$1,416.4
Cost of sales	—	500.1	584.4	(99.0)	985.5

Gross profit	—	202.1	246.2	(17.4)	430.9
Selling and administrative expenses	103.2	42.2	92.4	(18.8)	219.0
Research and development expenses	—	16.4	2.9	—	19.3

(Loss) income from operations	(103.2)	143.5	150.9	1.4	192.6
Equity earnings in affiliates	162.9	16.2	—	(179.1)	—
Interest expense, net	(23.7)	—	(1.1)	—	(24.8)
Intercompany interest and fees	19.9	(2.5)	(17.4)	—	—
Other income (expense), net	2.5	1.2	(17.9)	—	(14.2)

Income before income taxes	58.4	158.4	114.5	(177.7)	153.6
(Benefit) provision for income taxes	(36.4)	52.5	42.7	—	58.8

Net income	$94.8	$105.9	$71.8	$(177.7)	$94.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2009

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$1,026.6	$831.4	$(130.9)	$1,727.1
Cost of sales	—	728.2	612.0	(102.3)	1,237.9

Gross profit	—	298.4	219.4	(28.6)	489.2
Selling and administrative expenses	101.7	45.5	87.4	(27.2)	207.4
Research and development expenses	—	13.1	1.5	—	14.6
Plan settlement	—	—	1.3	—	1.3

(Loss) income from operations	(101.7)	239.8	129.2	(1.4)	265.9
Equity earnings in affiliates	224.2	13.3	—	(237.5)	—
Interest expense, net	(23.3)	—	(0.3)	—	(23.6)
Intercompany interest and fees	20.5	(9.8)	(10.7)	—	—
Other income, net	1.0	—	3.0	—	4.0

Income before income taxes	120.7	243.3	121.2	(238.9)	246.3
(Benefit) provision for income taxes	(48.7)	91.5	34.1	—	76.9

Net income	$169.4	$151.8	$87.1	$(238.9)	$169.4

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2010

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$125.1	$—	$207.9	$—	$333.0
Accounts receivable, net	—	109.6	176.9	(0.7)	285.8
Inventories, net	—	198.9	106.2	(7.7)	297.4
Prepaid and other expenses and deferred income taxes	29.1	1.8	50.5	0.7	82.1

Total current assets	154.2	310.3	541.5	(7.7)	998.3
Investment in affiliates	2,074.6	81.2	—	(2,155.8)	—
Property, plant and equipment, net	—	175.9	93.3	—	269.2
Intangible assets, net	—	447.0	473.7	—	920.7
Other assets	23.6	0.4	1.5	—	25.5

Total assets	$2,252.4	$1,014.8	$1,110.0	$(2,163.5)	$2,213.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(12.7)	$317.5	$300.0	$—	$604.8

Total current liabilities	(12.7)	317.5	300.0	—	604.8
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	825.5	(888.0)	62.5	—	—
Other noncurrent liabilities	27.0	92.2	77.1	—	196.3

Total liabilities	1,209.8	(478.3)	439.6	—	1,171.1

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,041.8	1,493.1	670.4	(2,163.5)	1,041.8

Total stockholders’ equity	1,042.6	1,493.1	670.4	(2,163.5)	1,042.6

Total liabilities and stockholders’ equity	$2,252.4	$1,014.8	$1,110.0	$(2,163.5)	$2,213.7

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$57.6	$—	$165.6	$—	$223.2
Accounts receivables, net	—	126.4	163.4	—	289.8
Inventories, net	—	215.0	147.0	(9.0)	353.0
Prepaid expenses and other and deferred income taxes	33.4	2.2	34.7	—	70.3

Total current assets	91.0	343.6	510.7	(9.0)	936.3
Investment in affiliates	1,911.9	64.6	—	(1,976.5)	—
Property, plant and equipment, net	—	171.2	97.7	—	268.9
Intangible assets, net	—	436.5	480.4	—	916.9
Other assets	26.1	0.7	1.3	—	28.1

Total assets	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(90.9)	$306.3	$369.9	$—	$585.3
Loans payable	—	0.1	—	—	0.1

Total current liabilities	(90.9)	306.4	369.9	—	585.4
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	717.0	(756.7)	39.7	—	—
Other noncurrent liabilities	20.3	86.5	75.4	—	182.2

Total liabilities	1,016.4	(363.8)	485.0	—	1,137.6

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,011.8	1,380.4	605.1	(1,985.5)	1,011.8

Total stockholders’ equity	1,012.6	1,380.4	605.1	(1,985.5)	1,012.6

Total liabilities and stockholders’ equity	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2010

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities
Net cash provided by operating activities	$33.5	$165.2	$59.4	$—	$258.1

Cash flows from investing activities
Capital expenditures	—	(9.2)	(4.3)	—	(13.5)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Acquisitions, net of cash	—	(34.2)	(34.6)	—	(68.8)

Net cash used in investing activities	—	(43.2)	(38.9)	—	(82.1)

Cash flows from financing activities
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Excess tax benefits from share-based compensation	—	0.8	—	—	0.8
Purchase of treasury stock	(63.3)	—	—	—	(63.3)
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	96.4	(122.7)	26.3	—	—

Net cash provided (used in) by financing activities	34.0	(122.0)	26.3	—	(61.7)

Effect of exchange rate changes	—	—	(4.5)	—	(4.5)
Net increase in cash and equivalents	67.5	—	42.3	—	109.8
Cash and cash equivalents, beginning of period	57.6	—	165.6	—	223.2

Cash and cash equivalents, end of period	$125.1	$—	$207.9	$—	$333.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009

		Subsidiary	Subsidiary Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(44.2)	$79.1	$44.7	$—	$79.6

Cash flows from investing activities
Capital expenditures	—	(16.7)	(4.4)	—	(21.1)
Proceeds from sale of property, plant and equipment	—	1.0	—	—	1.0
Acquisitions	—	(12.7)			(12.7)
Other investments	(5.0)	—	—	—	(5.0)

Net cash used in investing activities	(5.0)	(28.4)	(4.4)	—	(37.8)

Cash flows from financing activities
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	60.9	(50.6)	(10.3)	—	—

Net cash provided by (used in) financing activities	63.0	(50.7)	(10.3)	—	2.0

Effect of exchange rate changes	—	—	7.3	—	7.3
Net increase in cash and equivalents	13.8	—	37.3	—	51.1
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$40.3	$—	$157.9	$—	$198.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)
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
From a long-term perspective, we believe that the fundamentals driving trends in our industry remain in place. These include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage and transmission infrastructure; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation.
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
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the plan settlement (see Note 9 of the unaudited consolidated financial statements). Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.

Results of Operations
Three months ended September 30, 2010, compared to the three months ended September 30, 2009:

					Period to Period Change
	Three months ended September 30, 2010		Three months ended September 30, 2009		2009 to 2010	% Change
Statement of Operations Data:

Total revenues	$483.1	100.0%	$612.1	100.0%	$(129.0)	(21.1)%
Cost of sales	337.9	69.9	429.9	70.2	(92.0)	(21.4)%

Gross profit	145.2	30.1	182.2	29.8	(37.0)	(20.3)%
Selling and administrative expenses	73.5	15.2	70.9	11.6	2.6	3.7%
Research and development expenses	6.4	1.3	5.7	0.9	0.7	12.3%

Operating income	65.3	13.6	105.6	17.3	(40.3)	(38.2)%
Interest expense, net	(8.2)	(1.7)	(8.3)	(1.4)	0.1	(1.2)%
Other income, net	2.5	0.5	3.2	0.5	(0.7)	(21.9)%

Income before income taxes	59.6	12.4	100.5	16.4	(40.9)	(40.7)%
Provision for income taxes	22.1	4.6	25.9	4.2	(3.8)	(14.7)%

Net income	$37.5	7.8%	$74.6	12.2%	$(37.1)	(49.7)%

Bookings	$360.5		$290.8		$69.7	24.0%

Backlog — ending	$1,738.0		$1,644.9		$93.1	5.7%

Total revenues.  Total revenues were $483.1 for the three months ended September 30, 2010, compared to $612.1 for the three months ended September 30, 2009, a decrease of $129.0 or 21.1%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the three months ended September 30, 2010, than the three months ended September 30, 2009, driven by lower bookings in 2009 as a result of the economic downturn that commenced at the end of 2008.
Cost of sales.  Cost of sales was $337.9 for the three months ended September 30, 2010, compared to $429.9 for the three months ended September 30, 2009. As a percentage of revenues, cost of sales was 69.9% for the three months ended September 30, 2010, compared to 70.2% for the three months ended September 30, 2009. Overall, cost of sales as a percentage of revenue decreased because of an overall favorable shift in segment mix from the lower margin new units segment to the higher margin aftermarket parts and services segment, partially offset by a less favorable mix of revenues within the new units segment, during the three months ended September 30, 2010.
Gross profit.  Gross profit was $145.2 for the three months ended September 30, 2010, compared to $182.2 for the three months ended September 30, 2009. As a percentage of revenues, gross profit was 30.1% for the three months ended September 30, 2010, compared to 29.8% for the three months ended September 30, 2009. The increase in the gross profit percentage resulted from the factors discussed above.
Selling and administrative expenses.  Selling and administrative expenses were $73.5 for the three months ended September 30, 2010, compared to $70.9 for the three months ended September 30, 2009. The increase in selling and administrative expenses for the three months ended September 30, 2010, is mostly attributable to cost inflation. As a percentage of sales, selling and administrative expenses increased to 15.2% from 11.6% as a result of lower revenues discussed above.
Research and development expenses.  Research and development expenses for the three months ended September 30, 2010, were $6.4 compared to $5.7 for the three months ended September 30, 2009. Research and development expenses increased in the three months ended September 30, 2010, as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquid Natural Gas (LNG) and gas turbines, as well as expanding the portfolio of projects focused on product enhancements.
Operating income.  Operating income was $65.3 for the three months ended September 30, 2010, compared to $105.6 for the three months ended September 30, 2009, a decrease of $40.3. As a percentage of revenues, operating income for the three months ended September 30, 2010 was 13.6%, compared to 17.3% for the three months ended September 30, 2009. The decrease was primarily attributable to the factors discussed above.
Interest expense, net.  Interest expense, net was $8.2 for the three months ended September 30, 2010, compared to $8.3 for the three months ended September 30, 2009, including approximately $0.8 of amortization of deferred financing costs for both periods.

Other income, net.  Other income, net was $2.5 for the three months ended September 30, 2010, compared to other income, net of $3.2 for the three months ended September 30, 2009. Other income, net consists primarily of net currency gains and losses.
Provision for income taxes.  Provision for income taxes was $22.1 for the three months ended September 30, 2010, and $25.9 for the three months ended September 30, 2009. Our estimated income tax provision for the three months ended September 30, 2010 and 2009 differs from the U.S. federal statutory rate of 35% because of state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized, partially offset by different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. During the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a non-recurring tax benefit associated with the application of foreign tax credits against non-recurring foreign source income, which reduced our effective tax rate for the three months ended September 30, 2009.
Bookings and backlog.  Bookings for the three months ended September 30, 2010, were $360.5 compared to $290.8 for the three months ended September 30, 2009, an increase of $69.7 or 24.0%. The increase in bookings reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $1,738.0 at September 30, 2010, compared to $1,644.9 at September 30, 2009. Our bookings were overstated for the years ended December 31, 2007, 2008 and 2009, by 0.3%, 0.2%, and 0.4%, respectively, of total bookings. Accordingly, we have recorded a reduction in total backlog at September 30, 2010.
Segment Analysis – three months ended September 30, 2010, compared to three months ended September 30, 2009:

	Three months ended September 30,				Period to Period Change
	2010		2009		2009 to 2010	% Change
Revenues
New units	$251.3	52.0%	$347.2	56.7%	$(95.9)	(27.6)%
Aftermarket parts and services	231.8	48.0%	264.9	43.3%	(33.1)	(12.5)%

Total revenues	$483.1	100.0%	$612.1	100.0%	$(129.0)	(21.1)%

Gross profit
New units	$54.7		$80.2		$(25.5)	(31.8)%
Aftermarket parts and services	90.5		102.0		(11.5)	(11.3)%

Total gross profit	$145.2		$182.2		$(37.0)	(20.3)%

Operating income
New units	$32.6		$55.9		$(23.3)	(41.7)%
Aftermarket parts and services	55.2		70.2		(15.0)	(21.4)%
Unallocated	(22.5)		(20.5)		(2.0)	9.8%

Total operating income	$65.3		$105.6		$(40.3)	(38.2)%

Bookings
New units	$125.1		$79.0		$46.1	58.4%
Aftermarket parts and services	235.4		211.8		23.6	11.1%

Total bookings	$360.5		$290.8		$69.7	24.0%

Backlog — ending
New units	$1,384.4		$1,289.2		$95.2	7.4%
Aftermarket parts and services	353.6		355.7		(2.1)	(0.6)%

Total backlog	$1,738.0		$1,644.9		$93.1	5.7%

New Units
Revenues.  New units revenues were $251.3 for the three months ended September 30, 2010, compared to $347.2 for the three months ended September 30, 2009, a decrease of $95.9 or 27.6%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, driven by lower bookings in 2009 as a result of the economic downturn that commenced at the end of 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit.  Gross profit was $54.7 for the three months ended September 30, 2010, compared to $80.2 for the three months ended September 30, 2009. Gross profit, as a percentage of segment revenues, was 21.8% for the three months ended September 30, 2010 compared to 23.1% for the three months ended September 30, 2009. Gross profit as a percentage of revenues decreased because of a less favorable mix of new units revenues.

Operating income.  Operating income was $32.6 for the three months ended September 30, 2010, compared to $55.9 for the three months ended September 30, 2009. As a percentage of segment revenues, operating income was 13.0% for the three months ended September 30, 2010, compared to 16.1% for the three months ended September 30, 2009. The decrease in operating income as a percentage of segment revenues resulted primarily from the factors discussed above.
Bookings and Backlog.  New units bookings for the three months ended September 30, 2010, were $125.1 compared to $79.0 for the three months ended September 30, 2009. The increase in new units bookings reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. The backlog was $1,384.4 at September 30, 2010, compared to $1,289.2 at September 30, 2009.
Aftermarket Parts and Services
Revenues.  Aftermarket parts and services revenues were $231.8 for the three months ended September 30, 2010, compared to $264.9 for the three months ended September 30, 2009, a decrease of $33.1 or 12.5%. The decrease in aftermarket parts and services segment revenues was the result of lower bookings, primarily in our downstream markets, driven by the economic downturn that commenced at the end of 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit.  Gross profit was $90.5 for the three months ended September 30, 2010, compared to $102.0 for the three months ended September 30, 2009. Gross profit as a percentage of segment revenues for the three months ended September 30, 2010 of 39.0% was comparable to gross margin of 38.5% for the three months ended September 30, 2009.
Operating income.  Operating income was $55.2 for the three months ended September 30, 2010, compared to $70.2 for the three months ended September 30, 2009. As a percentage of segment revenues, operating income decreased to 23.8% for the three months ended September 30, 2010, from 26.5% for the three months ended September 30, 2009. The decline in operating income and operating income as a percentage of segment revenues was the result of the decline in revenues discussed above.
Bookings and Backlog.  Bookings for the three months ended September 30, 2010 were $235.4, compared to $211.8 for the three months ended September 30, 2009. We believe the increase in bookings reflects an improvement in market conditions, primarily in our midstream and upstream markets. Backlog was $353.6 as of September 30, 2010, compared to $355.7 at September 30, 2009. Our Aftermarket Parts and Services bookings were overstated for the years ended December 31, 2007, 2008 and 2009, by 0.8%, 0.5%, and 0.8%, respectively, of total Aftermarket Parts and Services bookings. Accordingly, we have recorded a reduction in Aftermarket Parts and Services backlog at September 30, 2010.
Results of Operations
Nine months ended September 30, 2010, compared to the nine months ended September 30, 2009:

					Period to Period Change
	Nine months ended September 30, 2010		Nine months ended September 30, 2009		2009 to 2010	% Change
Statement of Operations Data:

Total revenues	$1,416.4	100.0%	$1,727.1	100.0%	$(310.7)	(18.0)%
Cost of sales	985.5	69.6	1,237.9	71.7	(252.4)	(20.4)%

Gross profit	430.9	30.4	489.2	28.3	(58.3)	(11.9)%
Selling and administrative expenses	219.0	15.5	207.4	12.0	11.6	5.6%
Research and development expenses	19.3	1.4	14.6	0.8	4.7	32.2%
Plan settlement	—	—	1.3	0.1	(1.3)	(100.0)%

Operating income	192.6	13.5	265.9	15.4	(73.3)	(27.6)%
Interest expense, net	(24.8)	(1.7)	(23.6)	(1.3)	(1.2)	5.1%
Other (expense) income, net	(14.2)	(1.0)	4.0	0.2	(18.2)	(455.0)%

Income before income taxes	153.6	10.8	246.3	14.3	(92.7)	(37.6)%
Provision for income taxes	58.8	4.1	76.9	4.5	(18.1)	(23.5)%

Net income	$94.8	6.7%	$169.4	9.8%	$(74.6)	(44.0)%

Bookings	$1,483.0		$1,051.3		$431.7	41.1%

Backlog — ending	$1,738.0		$1,644.9		$93.1	5.7%

Total revenues.  Total revenues were $1,416.4 for the nine months ended September 30, 2010, compared to $1,727.1 for the nine months ended September 30, 2009, a decrease of $310.7 or 18.0%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the nine months ended September 30, 2010, than the nine months ended September 30, 2009, primarily driven by lower bookings in 2009 as a result of the economic downturn that commenced at the end of 2008.
Cost of sales.  Cost of sales was $985.5 for the nine months ended September 30, 2010, compared to $1,237.9 for the nine months ended September 30, 2009. As a percentage of revenues, cost of sales was 69.6% for the nine months ended September 30, 2010, compared to 71.7% for the nine months ended September 30, 2009. Overall, cost of sales as a percentage of revenues declined because of cost and productivity improvements and a favorable shift in overall segment mix from the lower margin new units segment to the higher margin aftermarket parts and services segment.
Gross profit.  Gross profit was $430.9 for the nine months ended September 30, 2010, compared to $489.2 for the nine months ended September 30, 2009. As a percentage of revenues, gross profit was 30.4% for the nine months ended September 30, 2010, compared to 28.3% for the nine months ended September 30, 2009. The increase in the gross profit percentage resulted from the factors discussed above.
Selling and administrative expenses.  Selling and administrative expenses were $219.0 for the nine months ended September 30, 2010, compared to $207.4 for the nine months ended September 30, 2009. The increase in selling and administrative resulted mostly from higher selling costs associated with higher bookings and cost inflation. As a percentage of sales, selling and administrative expenses increased to 15.5% from 12.0% as a result of lower revenues discussed above.
Research and development expenses.  Research and development expenses for the nine months ended September 30, 2010, were $19.3 compared to $14.6 for the nine months ended September 30, 2009. Research and development expenses increased in the nine months ended September 30, 2010, as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquid Natural Gas (LNG) and gas turbines, as well as expanding the portfolio of projects focused on product enhancements.
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
Operating income.  Operating income was $192.6 for the nine months ended September 30, 2010, compared to $265.9 for the nine months ended September 30, 2009, a decrease of $73.3. As a percentage of revenues, operating income for the nine months ended September 30, 2010 was 13.5%, compared to 15.4% for the nine months ended September 30, 2009. The decrease was primarily attributable to the factors discussed above.
Interest expense, net.  Interest expense, net was $24.8 for the nine months ended September 30, 2010, compared to $23.6 for the nine months ended September 30, 2009, including approximately $2.4 of amortization of deferred financing costs for both periods. We experienced lower interest income in the nine months ended September 30, 2010, resulting from lower average interest bearing cash balances.
Other (expense) income net.  Other expense, net was $14.2 for the nine months ended September 30, 2010, compared to other income, net of $4.0 for the nine months ended September 30, 2009. Other (expense) income, net consists primarily of net currency gains and losses. The change from income to expense is the result of the devaluation of the Venezuelan bolivar on January 8, 2010. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 in the nine months ended September 30, 2010. The change from income to expense also reflects the impact of an average weaker Euro on our forward exchange contracts over the nine months ended September 30, 2010.

Provision for income taxes.  Provision for income taxes was $58.8 for the nine months ended September 30, 2010, and $76.9 for the nine months ended September 30, 2009. Our estimated income tax provision for the three months ended September 30, 2010 and 2009 differs from the U.S. federal statutory rate of 35% because of state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized, partially offset by different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. In addition to these impacts to the effective tax rate, the devaluation of the Venezuelan bolivar discussed above resulted in an additional 3.7 percentage point increase in our effective tax rate for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a non-recurring tax benefit associated with the application of foreign tax credits against non-recurring foreign source income, which reduced our effective tax rate in the nine months ended September 30, 2009.
Bookings and backlog.  Bookings for the nine months ended September 30, 2010, were $1,483.0 compared to $1,051.3 for the nine months ended September 30, 2009, an increase of $431.7 or 41.1%. The increase in bookings reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $1,738.0 at September 30, 2010, compared to $1,644.9 at September 30, 2009. Our bookings were overstated for the years ended December 31, 2007, 2008 and 2009, by 0.3%, 0.2%, and 0.4%, respectively, of total bookings. Accordingly, we have recorded a reduction in total backlog at September 30, 2010.
Segment Analysis nine months ended September 30, 2010, compared to nine months ended September 30, 2009:

	Nine months ended September 30,				Period to Period Change
	2010		2009		2009 to 2010	% Change
Revenues
New units	$704.1	49.7%	$973.9	56.4%	$(269.8)	(27.7)%
Aftermarket parts and services	712.3	50.3%	753.2	43.6%	(40.9)	(5.4)%

Total revenues	$1,416.4	100.0%	$1,727.1	100.0%	$(310.7)	(18.0)%

Gross profit
New units	$164.7		$198.7		$(34.0)	(17.1)%
Aftermarket parts and services	266.2		290.5		(24.3)	(8.4)%

Total gross profit	$430.9		$489.2		$(58.3)	(11.9)%

Operating income
New units	$101.7		$129.2		$(27.5)	(21.3)%
Aftermarket parts and services	159.2		196.7		(37.5)	(19.1)%
Unallocated	(68.3)		(60.0)		(8.3)	13.8%

Total operating income	$192.6		$265.9		$(73.3)	(27.6)%

Bookings
New units	$730.1		$357.5		$372.6	104.2%
Aftermarket parts and services	752.9		693.8		59.1	8.5%

Total bookings	$1,483.0		$1,051.3		$431.7	41.1%

Backlog — ending
New units	$1,384.4		$1,289.2		$95.2	7.4%
Aftermarket parts and services	353.6		355.7		(2.1)	(0.6)%

Total backlog	$1,738.0		$1,644.9		$93.1	5.7%

New Units
Revenues.  New units revenues were $704.1 for the nine months ended September 30, 2010, compared to $973.9 for the nine months ended September 30, 2009, a decrease of $269.8 or 27.7%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 driven by a lower level of bookings in 2009 as a result of the economic downturn that commenced at the end of 2008. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit.  Gross profit was $164.7 for the nine months ended September 30, 2010, compared to $198.7 for the nine months ended September 30, 2009. Gross profit, as a percentage of segment revenues, was 23.4% for the nine months ended September 30, 2010 compared to 20.4% for the nine months ended September 30, 2009. Gross profit as a percentage of revenues increased as a result of cost and productivity improvements in the nine months ended September 30, 2010.
Operating income.  Operating income was $101.7 for the nine months ended September 30, 2010, compared to $129.2 for the nine months ended September 30, 2009. As a percentage of segment revenues, operating income was 14.4% for the nine months ended September 30, 2010, compared to 13.3% for the nine months ended September 30, 2009. The increase in operating income as a percentage of segment revenues is primarily the result of the factors discussed above.

Bookings and Backlog.  New units bookings for the nine months ended September 30, 2010, were $730.1 compared to $357.5 for the nine months ended September 30, 2009. The increase in new units bookings reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. The backlog was $1,384.4 at September 30, 2010, compared to $1,289.2 at September 30, 2009.
Aftermarket Parts and Services
Revenues.  Aftermarket parts and services revenues were $712.3 for the nine months ended September 30, 2010, compared to $753.2 for the nine months ended September 30, 2009, a decrease of $40.9 or 5.4%. The decline in aftermarket parts and services segment revenues was the result of lower volumes driven by lower bookings, primarily in our downstream markets, as a result of the economic downturn that commenced at the end of 2008. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit.  Gross profit was $266.2 for the nine months ended September 30, 2010, compared to $290.5 for the nine months ended September 30, 2009. Gross profit as a percentage of segment revenues was 37.4% for the nine months ended September 30, 2010 compared to 38.6% for the nine months ended September 30, 2009. Gross profit as a percentage of revenues decreased due to a less favorable mix within the segment.
Operating income.  Operating income was $159.2 for the nine months ended September 30, 2010, compared to $196.7 for the nine months ended September 30, 2009. As a percentage of segment revenues, operating income decreased to 22.4% for the nine months ended September 30, 2010, from 26.1% for the nine months ended September 30, 2009. The decrease is primarily the result of the factors discussed above.
Bookings and Backlog.  Bookings for the nine months ended September 30, 2010 were $752.9, compared to $693.8 for the nine months ended September 30, 2009. We believe the increase in bookings reflects an improvement in market conditions, particularly in our midstream and upstream markets. Backlog was $353.6 as of September 30, 2010, compared to $355.7 at September 30, 2009. We have reduced our September 30, 2010 Aftermarket Parts and Services backlog for overbookings in 2007, 2008 and 2009, representing 0.8%, 0.5%, and 0.8%, respectively, of the total Aftermarket Parts and Services bookings for those years.
Liquidity and Capital Resources
Net cash provided by operating activities increased for the nine months ended September 30, 2010, to $258.1 from $79.6 for the nine months ended September 30, 2009 despite a decrease in net income to $94.8 from $169.4. From December 31, 2009, to September 30, 2010, working capital balances, including accounts receivable, inventories, and accounts payable and accruals declined as a result of decreased business activity driven by the economic downturn that commenced at the end of 2008, as well as a focused effort to improve working capital. At September 30, 2010, total customer advances and progress payments were comparable to the total customer advances and progress payments at December 31, 2009. The net working capital decline resulted in additional cash from operations of approximately $93.4. This is favorable to the nine months ended September 30, 2009, when we made an incremental working capital investment of approximately $103.7 associated with a higher level of business activity. For the nine months ended September 30, 2009, we made pension contributions of $32.3 in accordance with our funding policy, which was significantly higher than our pension contributions for the nine months ended September 30, 2010 of $5.9.
Net cash used in investing activities was $82.1 for the nine months ended September 30, 2010, compared to $37.8 for the nine months ended September 30, 2009. Cash used in investing activities for the nine months ended September 30, 2010, includes $44.7 related to the recent acquisitions of Leading Edge Turbine Technologies, Inc. and Turbo Machines Field Services (Pty) Ltd. as well as the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd. Capital expenditures were $13.5 for the nine months ended September 30, 2010, compared to $21.1 for the nine months ended September 30, 2009.
Net cash used in financing activities was $61.7 for the nine months ended September 30, 2010 compared to net cash provided of $2.0 in the same period for 2009. During the nine months ended September 30, 2010, we repurchased $63.3 million of common stock in connection with a stock repurchase plan approved by our Board of Directors on February 12, 2010.
As of September 30, 2010, we had cash and cash equivalents of $333.0 and the ability to borrow $342.2 under our $500.0 restated senior secured revolving credit facility, as $157.8 was used for outstanding letters of credit. In addition to these letters of credit, a total of $126.5 of letters of credit and bank guarantees were outstanding at September 30, 2010, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the business within the next 12 months and our long-term future contractual obligations.

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
On January 1, 2010, the Company adopted ASU 2009-16, Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of ASU 2009-16 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements.
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
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. The net foreign currency gains (losses) recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $2.7 and ($15.4) for the three and nine months ended September 30, 2010, compared to gains of $3.7 and $4.9 for the three and nine months ended September 30, 2009. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the nine months ended September 30, 2010, included approximately $13.6 as a result of this devaluation.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.5) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.7 at September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
During the three months ended September 30, 2010, there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION
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
During the three months ended September 30, 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that the plan may not have been properly amended to achieve sex equalization. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan. If it is determined that sex equalization was not achieved, certain benefits would be recalculated by reference to a normal retirement date of 60 for both men and women, which we believe could result in a potential liability of up to approximately £4.0 ($6.3).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities ($ in millions except per share amounts)
In February 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 of its common stock, which is approximately 7 percent of the Company’s outstanding shares. Stock repurchases under the program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. The transactions may be made from time to time and in such amounts, as management deems appropriate and will be funded from operating cash flows or borrowings under the Company’s revolving credit facility. During the nine months ended September 30, 2010, the Company purchased 1,925,164 shares at an average price of $33.14 per share for a total amount purchased of $63.8, pursuant to a plan adopted in accordance with Rule 10b(5-1), a safe harbor rule, under the Securities Exchange Act of 1934, as amended.

The number of shares to be repurchased and the timing of repurchases will be based on several factors. These factors include the price of the Company’s common stock, general business and market conditions, other investment opportunities, including acquisitions, and covenant limitations. The most restrictive covenant allows shares to be repurchased up to an annual amount of half the prior year’s net income. Presently, without seeking a covenant waiver, this limits the Company to approximately $100.0 in 2010. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. The following table contains information about repurchases of our common stock during the three months ended September 30, 2010:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares Purchased	Paid Per	Plans or	Plans or
Period	(1)(2)	Share	Programs (2)	Programs

July 2010	723,708	$32.54	723,708	146,215,521
August 2010	188,275	$35.99	186,711	139,495,153
September 2010	89,500	$37.36	89,500	136,151,612

Total	1,001,483		999,919	136,151,612

(1)	Includes 1,564 shares delivered to us in August 2010 as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

(2)	As of September 30, 2010, the trade dates for the repurchase of 15,000 shares for a total purchase price of $0.5 had occurred but the repurchase had not yet settled.

ITEM 6.	EXHIBITS
The following exhibits are filed with this report:

Exhibit No.	Description

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.
Date: October 28, 2010	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer