Form 10-K
period 2010-12-31
Dresser-Rand Group Inc.
filed 2011-02-24
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32586

DRESSER-RAND GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

West8 Tower, Suite 1000
10205 Westheimer Rd.
Houston, Texas 77042
112 Avenue Kleber
75784 Paris Cedex 16, France
(Address of Principal Executive Offices)
(713) 354-6100 (Houston)
33 156 267171 (Paris)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $31.55 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,574,636,898.

There were 80,455,969 shares of common stock outstanding on February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

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

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide. Our high-speed rotating equipment is also supplied to the environmental market space within energy infrastructure. Our segments are new units and aftermarket parts and services. Our products and services are widely used in oil and gas applications that include gas gathering, gas recompression and export, gas lift and high pressure re-injection; CO2 re-injection, enhanced oil recovery, main refrigeration compression and other duties for liquefied natural gas (LNG) plants; gas transmission and storage as well as gas processing; a variety of refinery services; ammonia and methanol synthesis gas; ethylene and other petrochemical services and chemical plant services. Our custom-engineered products are also used in other advanced applications in the environmental markets we serve to use renewable energy sources, reduce carbon footprint, and recover and/or increase energy efficiency. These include, among others, hot gas turbo-expanders for energy recovery in refineries; co- and tri-generation combined heat and power (CHP) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on- or off-shore sites. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used in compressed air energy storage (CAES) applications for utility sized power generation projects that are environmentally friendly and provides unique grid management features. The typical CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India.

We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (over 60 sales offices, 39 service centers and 12 manufacturing locations) in 18 U.S. states and 29 countries. Our clients include, among others, Chevron, Royal Dutch Shell, ExxonMobil, BP, Statoil, Total, Petrobras, Pemex, PDVSA, Petronas, Saudi Aramco, ConocoPhillips, LUKOIL, Gazprom, Turkmengaz, Marathon Petroleum Company, Repsol, and Dow Chemical Company.

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise and a culture of safety (industry leading safety performance) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower their life cycle costs, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach based on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are either the exclusive or preferred supplier of equipment and aftermarket parts and services to a client. Our alliances and frame agreements enable us to:

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

The markets in which we operate are large and fragmented. We estimate that in 2010, the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $8 billion for critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide as well as the environmental market space within energy infrastructure. The aftermarket parts and services needs of the installed base of turbo products, reciprocating compressors and steam turbines (both in-house and outsourced) was approximately $10 billion. In addition, we have aftermarket repair capability for gas turbines, a market size of approximately $4 billion.

The adverse economic conditions and the downturn in the oil and gas markets at the end of 2008 and into 2009 adversely affected new unit bookings, which resulted in lower new unit sales in 2010. However, we experienced a recovery in new units bookings beginning in the fourth quarter of 2009 through the end of 2010. Moreover, we continue to believe that in the long-term we are well positioned to benefit from a variety of trends that should continue to drive demand for our products and services, including:

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

Business Strategy

In 2010, approximately 83% of our revenues were generated from energy infrastructure and oilfield spending. Additionally, 49% of our total combined revenues were generated by our new units segment and 51% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream segments of the oil and gas market. However, we are not focused exclusively on the oil and gas market; our presence in the emerging alternative energy and environmental services markets that exist for our type of rotating equipment has continued to grow. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these markets.

As we enter 2011, the market for new unit orders is expected to continue to improve. In the fourth quarter of 2010 we booked approximately $480 million of new unit orders. This was slightly more than our previous record of $453 million of new unit orders booked in the second quarter of 2007. Additionally, our discussions with key clients continue to give us confidence that 2011 new unit bookings may begin to approach the 2008 level.

Approximately one-half of our revenues derive from our new units segment, which is tied to energy infrastructure investments. This segment is cyclical by nature. Our flexible manufacturing model, which fundamentally reflects our ability to flex our supply chain, helps us in times of slowing demand to keep our factories relatively full and fixed costs more fully absorbed, which helps us better maintain operating margins.

Another important aspect of our business model is that about half of our revenues derive from the aftermarket segment, which is much less cycle sensitive than our new units segment. Our equipment is mission critical to the operating assets of our end user clients. Those assets run continuously and, therefore, generally require parts and servicing regardless of commodity prices. In 2010, this segment of our business represented approximately 63.7% of the Company’s operating income. The aftermarket segment has grown at about a 9% compounded annual rate over the last nine years.

Two other important characteristics of our business model are our strong value proposition and our low capital intensity. Our value proposition currently is centered around our clients’ total cost of owning and operating our supplied equipment. We believe we have built some of the most efficient and reliable equipment in the world. This class of equipment may run for 30 years or more. Over the life cycle of that equipment, the more efficient the equipment is, the less energy it consumes to operate and the less carbon dioxide (CO2) and other emissions emanate from the equipment driving our machines. Hence, there is a quantifiable value proposition associated with what we build. With respect to our low capital intensity, we have historically demonstrated the ability to run our existing business on an ongoing basis with internally measured net working capital (defined as accounts receivable, inventories, and prepaid expenses lease accounts payable and accruals and customer advances) and capital expenditure requirements of less than 5% and 1.5% to 2% of sales, respectively. Over the next two years, we expect our capital expenditures to increase to between 2.5% and 3.5% as a result of operational and infrastructure growth initiatives and expanding the global capabilities of our gas turbine repair business.

With respect to our long-term business strategy, our intent is as follows:

Increase Sales of Aftermarket Parts and Services to the Existing Installed Base.  The substantial portion of the aftermarket parts and services needs of the existing installed base of equipment that we currently do not, or only partially service, represents a significant opportunity for growth. We believe the market has a general preference for aftermarket original equipment manufacturers’ (“OEMs”) parts and services. We are implementing a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. Through the D-R Avenue project, we have assembled a significant amount of data on both Dresser-Rand’s and our competitors’ installed equipment base. We have developed predictive models that help us identify and be proactive in securing aftermarket parts and services opportunities. We are expanding our service center network, which we believe is the largest in the industry for our class of equipment. Through our lean operating system, we have instilled a culture of operational and visual excellence. We believe our premium service level will result in continued growth of sales of aftermarket parts and services. We also expect positive contributions from recently added service centers coupled with the traction we are gaining from newly acquired businesses.

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

Grow Alliances.  As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service providers that can help them optimize performance over the entire life cycle of their equipment. We continue to see a high level of interest among our clients in seeking alliances and/or frame agreements with us, and we have entered into agreements with more than 50 of our clients. We plan to leverage our market leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing ones. We currently are the only alliance partner for rotating equipment with Marathon Petroleum Company. In addition, we are a preferred supplier to other alliance partners, including BP, Statoil,

ConocoPhillips, ExxonMobil, Chevron, Petrobras, Pemex, Valero, Praxair, Mustang Engineering, Fluor, PDVSA, and Repsol.

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

Introduce New and Innovative Products and Technologies.  We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new units sales and upgrades to the installed base of equipment manufactured by us and other original equipment manufacturers. Many of our products utilize innovative technology that lowers operating costs and increases reliability and performance. Examples of such technology offerings include adapting the DATUM® compressor platform for the revamping of other original equipment manufacturers’ equipment, a new design of dry-gas seals and bearings, a new generation of rotating separators and an integrated compression system (ICS). We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which could further open up new markets to us.

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

Revenues in the United States were approximately 31% of total revenues for the year ended December 31, 2010. Segment and destination revenues and related financial information for 2010, 2009, and 2008 can be found in Note 20, Segment Information, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines. We also manufacture special-purpose gas turbines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power	Environmental

Turbo Products
Centrifugal Compressors	up to 500k CFM	✓	✓	✓	✓	✓	✓	✓	✓
Gas Turbines & Power Recovery Turbines	up to 50+ MW	✓	✓	✓	✓	✓	✓	✓	✓
Hot Gas Expanders	up to 1600 °F			✓	✓			✓	✓
Reciprocating Compressors
Process	up to 45k HP	✓	✓	✓	✓	✓	✓		✓
Separable	up to 11k HP,	✓	✓	✓					✓
7500 psig
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓	✓

Turbo Products.  We are a leading supplier of turbomachinery for the oil and gas industry worldwide. Turbo products sales represented 54.4%, 53.4%, and 54.9% of our total new unit revenues for the fiscal years ended 2010, 2009, and 2008, respectively. Centrifugal compressors utilize turbomachinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery or to re-inject CO2 to meet regulatory requirements. In addition, centrifugal compression is used to separate the composition of various gases in process applications to extract specific gases. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production and CAES.

Our proprietary DATUM product line incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM product line is a comprehensive line of radial and axial split centrifugal compressors, with modular and scalable construction, for flows up to 500,000 cubic feet per minute (cfm) (236 m3/s), and discharge pressures up to and exceeding 10,000 pounds per square inch gauge (psig) (690 barg). In some applications, a single DATUM compressor can compress greater flows per frame size than a comparable existing competitor product offering, resulting in the capability to handle the same pressure ratio with fewer frames. The DATUM product line also offers improved rotor stability characteristics. DATUM compressors are available in 15 frame sizes. In addition to the DATUM centrifugal compressor line, we manufacture a line of axial flow compressors, legacy centrifugal compressors, warm-gas expanders and hot-gas expanders; as well as steam, gas and power turbines and control systems.

In addition, we offer a variety of gas turbines ranging in power capacity from approximately 1.5 to 50+ megawatts (MW), which support driver needs for various centrifugal compressor product lines, as well as for power generation applications.

Reciprocating Compressors.  We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines to large slow speed-motor driven process reciprocating compressors. In 2010, we continued to rank in the top three in worldwide market share. Reciprocating compressor product sales represented 22.7%, 21.0%, and 25.7% of our total new unit revenues for the fiscal years ended 2010, 2009, and 2008, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications and are better able to handle changes in pressure and flow compared to centrifugal compressors. We offer 11 models of process reciprocating compressors, with power capacity up to 45,000 horsepower (33.6 MW), and pressures ranging from vacuum to 60,000 psig (4140 barg). We offer seven models of medium to high speed reciprocating compressors, with power ratings over 11,000 horsepower (8.2 MW). Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, Liquefied Petroleum Gas, and Natural Gas Liquids), midstream services (gas transport, storage, fuel gas and CO2 injection) and downstream processing (G-T-L, H2 production, refining, cool gas, methanol and ethylene, NH3, nitric acid, and urea). We also offer control systems for our reciprocating compressors.

Steam Turbines.  We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 22.8%, 25.6%, and 19.4% of our total new unit revenues for the fiscal years ended 2010, 2009, and 2008, respectively. Steam turbines use steam from power plant or process applications or renewable or waste energy sources, and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered to order multi-stage steam turbines. Our steam turbine models have power capacity up to 75MW and are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, biomass, pulp and paper, metals, industrial power production and utilities, sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion and other ship services.

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

We are also making incremental research and development investments that support our growth strategies for environmental solutions that include combined heat and power and ocean wave energy, as well as our proven energy storage solutions for alternative energy power generation via Compressed Air Energy Storage (SMARTCAEStm). These investments include continued development and commercialization of technologies that were acquired from the former Peter Brotherhood Ltd and Enginuity companies for combined heat and power, wave energy, as well as efficiency improvements and emissions reductions for large reciprocating gas engines.

In 2010, we shipped our first new Integrated Compression System (ICS) for installation on an existing offshore platform. The DATUM® ICS uses high-efficiency DATUM centrifugal compressor technology driven by a high-speed, close-coupled motor, including an integrated gas-liquid separation technology, packaged with process coolers in a single module. It provides a complete compression system that can be applied to upstream, midstream and downstream markets and is part of our technology roadmap to subsea compression.

Our VECTRA® 30G and 40G power turbines, combined with the GE-LM2500 family of gas generators, provide a high speed gas turbine solution that is available for new equipment and as a retrofit for legacy turbine packages. The advantage of our VECTRA product line is a light, compact and modular design with high efficiency and quick change-out that increases operating availability and lowers operating costs.

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

Aftermarket Parts and Services

We continue to believe that the aftermarket parts and services segment provides us with long-term growth opportunities. Aftermarket parts and services are generally less cycle sensitive then the new units segment, although revenues and bookings tend to be higher in the second half of the year. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

•	Replacement Parts

•	Field Service Turnaround

•	U.S. Navy Service and Repair

•	Operation and Maintenance Contracts

•	Rotor/Spare Parts Storage

•	Condition Monitoring

•	Controls Retrofit

•	Site/Reliability Audits

•	Equipment Repair & Rerates

•	Equipment Installation

•	Applied Technology

•	Long-Term Service Agreements

•	Special Coatings/Weldings

•	Product Training

•	Turnkey Installation/Project Management

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered, and servicing these units requires knowledge of their design and performance characteristics. We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines and less than 5% of the supplier provided aftermarket parts and services needs of this same equipment base of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher-value added parts and upgrades, and the delivery of sophisticated operating, repair and overhaul services. Smaller independent companies tend to focus on local markets and have a more basic aftermarket offering.

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

Because equipment in our industry typically has a multi-decade operating life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, clients place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range, servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 39 service centers in 22 countries, employing over 1,500 service center and field service personnel, servicing our own and other original equipment manufacturers’ turbo and reciprocating compressors as well as steam and gas turbines. We believe our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

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

Manufacturing and Engineering Design

Our products and services are used primarily in supplying and servicing mission critical rotating equipment for the energy infrastructure worldwide, where increased environmental regulations test our innovative technologies and design capabilities. Our technologies support our clients’ competitiveness by improving process efficiencies and reducing emissions. We have taken aggressive steps to address the challenge of increasing environmental regulation, including creating a strategic business unit to focus on our growth in environmental markets. Not only do we impact the environment through the products and services offered, but also through the manufacture of our products. Our Lean Manufacturing and Quality efforts are critical to reducing waste in production, transportation, inventory and material use. For instance, through the use of our “flexible manufacturing” strategy, we can accomplish the same amount of manufacturing in less space, by using our suppliers to flex our capacity up or down as needed to meet our manufacturing requirements.

We are committed to providing our clients with the highest quality products and services, and are continuously striving for improved quality and efficiency of both our products and our processes. Our current worldwide Process Innovation team includes approximately 100 employees who work across the globe to improve quality, on-time delivery, cycle time, and profitability. The team uses a number of continuous improvement tools such as 6 Sigma, Lean Methodologies, Value Analysis/Value Engineering, and Total Quality Management. They teach employees how to apply value-creation and change management methodologies to their areas of responsibility, and to take ownership of process improvement. The Lean philosophy and Quality Improvement principles are continually being encouraged and expanded throughout our Company in a structured fashion using a variety of training tools. Since mid 2008, over 12,500 courses and workshops have been completed, and over 2,600 employees have completed at least one on-line Lean course. From management to machine tool operators, our employees have an understanding of these Quality and Lean practices. To further improve efficiency and productivity, the entire organization is currently undergoing a transformation through a Global Singular Process (GSP) effort. Through data, processes, people, and technology, a common way of doing business is being defined.

Efficiency in our operations remains a priority as we focus on providing our clients with faster and improved configured solutions, shorter response times, improved cycle times, and consistent on-time delivery. Investments in 2010 have improved the efficiency of our operations. Lean Sigma improvement methodologies in all of our Service Centers and manufacturing facilities are occurring daily. Cost improvements through waste reduction were also significant in 2010. Project FIT was launched in 2009 to drive financially measurable reductions in indirect spending areas including energy use, rent and consultants over a two-year period. In addition, consumption management of expense items such as travel and logistics, information technology, and other non-product commodities is expected to contribute to improved financial results.

We also seek to provide a competitive advantage to our clients through our current localization strategy with strategic arrangements in the Kingdom of Saudi Arabia and in South Korea.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies, petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include Chevron, Royal Dutch Shell, ExxonMobil, BP, Statoil, Total, Petrobras, Pemex, PDVSA, Petronas, Saudi Aramco, ConocoPhillips, LUKOIL, Marathon Petroleum Company, Repsol, and Dow Chemical Company, among others. In 2010, Petrobras totaled 7.3% of total net revenues; in 2009, Chevron totaled 5.1% of total net revenues; and in 2008, BP totaled 5.0% of total net revenues.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we may become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. The alliance agreements are generally terminable upon 30 days notice without penalty, and therefore do not assure a long-term business relationship. To date, however, we have not had an alliance client terminate our relationship.

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

Research and Development

Our research and development expenses were $23.9 million, $20.3 million, and $12.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Certain development expenses are associated with specific orders and are not shown as research and development expenses on our consolidated statement of income, but instead are included in cost of sales. We make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance and significant cost savings. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2010, we had approximately 6,200 employees worldwide. Of our employees, approximately 64% are located in the United States. Approximately 32% of our employees in the United States are covered by collective bargaining agreements.

Painted Post, N.Y.

In November of 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”), made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and locked out these represented employees. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the Union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December, 2007, that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

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

Other Labor Relations Matters

A collective bargaining agreement will expire at our Olean, NY facility in June 2011. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Additionally, approximately 48% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following other locations have individuals under collective bargaining agreements and/or are unionized: Wellsville, NY; Burlington, IA, Le Havre, France; Peterborough, UK; Naroda, India; Oberhausen and Bielefeld, Germany; Kongsberg, Norway. Although we believe that our relations with our represented employees are good, we cannot assure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

There is significant regulatory activity underway at both the federal and state levels related to climate change. It is expected that international agreements, climate legislation and promulgation of greenhouse gas regulation will continue. Ultimately, caps on carbon emissions may be established and the cost of regulation is not likely to be distributed uniformly as the energy sector is expected to incur disproportionate cost. Greenhouse gas regulation and reduction for companies in the power and energy sector will have a pronounced impact on key issues of business strategy such as production economics, cost competitiveness, investment decisions and value of assets.

The timing and magnitude of these changes are uncertain. We have and continue to position ourselves to provide solutions for our clients. Today we produce equipment for oil production, refining, petrochemical, liquefied natural gas, pipelines and an array of other applications that, if this legislation were to be enacted or regulations promulgated, could slow investment by the corporations that use our equipment. However, our products have application regardless of the energy source; our high-speed rotating equipment can be used for the sequestration of carbon as coal-fired power plants seek to reduce greenhouse gas emissions; in connection with the use of steam from plants now burning biomass to create electricity; as a means to create the bulk energy storage needed to more economically utilize wind energy; solar-thermal applications or, conceivably, to harness the power from waves. While climate change presents business risk, it also presents business opportunities for us.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure / confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products and provide services under a number of registered trade names, service names, brand names and registered trademarks, which we believe are widely recognized in the industry.

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

We have adopted a Code of Conduct that applies to all employees, executive officers and directors. The Code of Conduct is posted on our website, www.dresser-rand.com, and is available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o General Counsel, 112 Avenue Kleber, 75784 Paris Cedex 16, France or West8 Tower, Suite 1000, 10205 Westheimer Rd. Houston, TX, 77042. Any amendment to the Code of Conduct or any waiver of any provision of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be disclosed on our website at www.dresser-rand.com or in a report on Form 8-K within four business days of such event. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Board or a Committee of the Board authorized to do so.

ITEM 1A.	RISK FACTORS

Economic recessions could adversely affect our business.

Prolonged periods of little or no economic growth could decrease demand for oil and gas, which in turn, could result in lower prices for oil and gas. Such decreased demand and lower prices can result in lower demand for our new equipment and, to a lesser extent, aftermarket parts and services and, therefore, could adversely affect our results of operations and cash flows. For example, the decline in growth rates in the United States and worldwide in late 2008 and into 2009 significantly reduced demand for our products and services. New units and aftermarket bookings in 2009 declined 49.1% and 14.6%, respectively, from 2008 levels.

Volatility and disruption of the credit markets may negatively impact us.

We intend to finance our operations and initiatives with existing cash, cash from operations, and borrowings under our credit facility and other financing alternatives, if necessary. Adverse national and international economic conditions may affect our ability to fully draw upon our credit facility and we may not be able to obtain financing at competitive pricing and terms. Further, while we believe our current liquidity is adequate for our current plans, deterioration in the credit markets or prolonged tightening of credit availability could adversely affect the ability of our clients to pay us or the ability of our suppliers to meet our needs or do so competitively, which could affect our results of operations, liquidity and cash flows.

Our operating results and cash flows could be harmed because of industry downturns.

Conditions in the oil and gas industry, which affect approximately 83% of our revenue, are subject to factors beyond our control. The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile commodity prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the aging of the installed base of equipment throughout the industry, gas market growth and the construction of new energy infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate. Moreover, new unit bookings can be highly variable due to volatile market conditions, subjectivity clients exercise in placing orders, and timing of large orders.

Prices of oil and gas have been very volatile over the past three years. For example, prices increased to historic highs in July 2008 followed by a significant decline through February 2009. These price declines reduced demand for our new units, and to a lesser extent for our aftermarket parts and services, from the levels experienced during 2008; and our new unit bookings in 2009 declined 49.1% compared with 2008.

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

We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines, and less than 5% of the aftermarket parts and services needs of this same equipment base of other manufacturers. The successful implementation of our strategy depends on our ability to provide aftermarket parts and services to both our own and our competitors’ installed base of equipment, to develop and maintain our alliance relationships and to maintain competitive costs. Our ability to successfully implement our aftermarket business strategy also depends to a large extent on the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of our clients to outsource their service needs to us, the willingness of our competitors’ clients to outsource their service needs to us and general economic conditions. In addition, our ability to implement and execute our localization initiatives, make strategic acquisitions and to enter into new alliance agreements with national oil companies in developing countries will impact the success of our business strategy. We cannot assure you that we will succeed in implementing our strategy.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business. The principal differentiators of competition in our markets include product performance and quality, product technology, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. Certain clients may be more price sensitive and less receptive to our value proposition of providing the lowest total life cycle costs and minimizing environmental impacts. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace, our business could be adversely affected.

In our aftermarket parts and services segment, we compete with our major competitors, small independent local providers and our clients’ in-house service providers. Other OEMs typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business. Most of the other OEMs are significantly larger in terms of revenues, cash flow, market capitalization, and they may have better access to capital than we do. Certain of these OEMs have additional products such as large gas turbines that they can offer in a bundled solution in addition to our class of equipment.

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

We have at times used acquisitions as a means of expanding our business to enhance returns and expect that we will continue to do so. If we do not successfully integrate our acquisitions, we may not realize expected operating improvements and synergies. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies involve a number of risks, including:

•	use of available cash, new borrowings or borrowings under our restated senior secured credit facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration into our existing systems and processes;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse effects on our operating results.

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

Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business globally. For the year ended December 31, 2010, 35% of our net revenue was derived from North America (approximately 31% of which was in the United States), 21% from Europe, 15% from the Middle East and Africa, 17% from Asia Pacific/Southern Asia and 12% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls which impact our ability to convert currencies;

•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries;

•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread global operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations governed by non-U.S. law;

•	unexpected transportation delays or interruptions;

•	unexpected changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

Our worldwide operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations or expropriation.

Some of the markets in which we operate are politically unstable and are subject to occasional civil and communal unrest. Riots, strikes, the outbreak of war or terrorist attacks in locations where we have operations or commercial interests could also adversely affect our business.

In March 2010, the Company imposed a policy that prohibited our foreign subsidiaries from taking new business in countries that are subject to sanctions and embargoes imposed by the U.S. government and the United Nations. In the past, certain foreign subsidiaries sold compressors, turbines and related parts, accessories and services to clients including enterprises controlled by government agencies of these countries in the oil, gas, petrochemical and power generation industries.

The Company’s foreign subsidiaries’ aggregate 2010 sales into countries that were subject to pending sanctions and embargoes was less than 1% of the Company’s total sales. Although not material in magnitude, certain investors may view even our prior business in these restricted countries adversely. This could have an adverse impact on the market price of our common stock and our senior subordinated notes. These sanctions and embargoes did not generally prohibit those subsidiaries from transacting business in such countries; however, they did prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. Legal and self-imposed constraints may negatively affect the financial or operating performance of such business activities.

In addition, some of these countries are currently identified by the State Department as terrorist-sponsoring states, namely Iran, Sudan and Syria. Because certain of our foreign subsidiaries have transacted business in these countries in our last fiscal year, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the market price of our common stock and our senior subordinated notes. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our common stock and our senior subordinated notes.

We operate in some countries in which the risk of bribery is recognized. We have clear policies prohibiting such illegal payments and have a related comprehensive training and compliance program. However, a risk of bribery remains despite our efforts. In such circumstances, we could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of our business operations in those jurisdictions.

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

In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, the economic and political situation in Venezuela is subject to change. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolívar receivable balances and bolívar cash balances. On occasion, the Venezuelan government has devalued the bolivar, including a devaluation on January 8, 2010. As a result of this devaluation, we recorded a foreign exchange loss in our Consolidated Income Statement of approximately $13.6 million and a reduction in our aftermarket backlog of approximately $1.1 million in January 2010.

Additionally, the Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolívars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. Specifically, included in our cash balance of $420.8 million reported at December 31, 2010, was $12.0 million denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in Venezuela.

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

As of December 31, 2010, we had approximately 6,200 employees worldwide. Of our employees, approximately 64% are located in the United States. Approximately 32% of our employees in the United States are covered by collective bargaining agreements including operations in Olean, Painted Post and Wellsville, NY, and in Burlington, IA. A collective bargaining agreement will expire at our Olean facility in June 2011. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Furthermore, approximately 48% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following international locations are unionized with agreements negotiated annually: Le Havre, France; Peterborough, UK; Oberhausen and Bielefeld, Germany; Kongsberg, Norway; and Naroda, India. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

We are in the process of implementing an Oracle based information management system across our worldwide operations. We have implemented the system in part in LeHavre, Burlington, Bielefeld, Oberhausen, Painted Post, our U.S. field service operations and ten of our U.S. repair centers. We have also started implementation in the rest of our North American manufacturing facilities. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

Prior to implementing Oracle at certain of our locations, we are operating legacy operational and financial systems and have risks inherent with running these older systems, such as limited vendor support, declining in-house knowledge of the systems, and manual processes to compensate for system limitations. While we have processes and procedures to mitigate these risks, we cannot guarantee the continued operation of these legacy systems would not cause disruption in the business.

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

While the remedial measures we have taken were effective in sustaining the remediation of all previously identified material weaknesses in our internal control over financial reporting, deficiencies might arise in the future that could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Errors in our financial statements could require a restatement or prevent us from filing our periodic reports timely with the SEC. Additionally, should we subsequently encounter weaknesses in our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a negative effect on the price of our securities.

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

Our corporate headquarters are located in Houston, Texas and Paris, France. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2010.

		Approx.
Location	Status	Square Feet	Type

Bielefeld, Germany	Owned	30,492	Manufacturing and services
Burlington, Iowa	Owned	114,000	Manufacturing and services
Campinas, Brazil	Owned	36,870	Services
Houston, Texas	Owned	191,929	Manufacturing and services
Houston, Texas	Owned/Leased	201,112	Warehouse and offices
Kongsberg, Norway	Leased	121,621	Manufacturing and services
Le Havre, France	Owned/Leased	1,450,340	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Oberhausen, Germany	Owned	75,122	Manufacturing and services
Olean, New York	Owned	911,257	Manufacturing and services
Painted Post, New York	Owned	840,000	Manufacturing and services
Peterborough, United Kingdom	Owned/Leased	176,306	Manufacturing and services
Shanghai, China	Leased	92,493	Manufacturing and services
Wellsville, New York	Owned	396,912	Manufacturing and services

ITEM 3.	LEGAL PROCEEDINGS ($ in millions)

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

In November of 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and locked out these represented employees. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the Union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement, expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December, 2007, that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

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

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute related to a period in the 1990’s over potential unequal treatment of men and women under the pension plan and is exploring its rights against others.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

	High	Low

2010
Three months ended March 31, 2010	$33.65	$29.58
Three months ended June 30, 2010	$35.37	$29.81
Three months ended September 30, 2010	$38.91	$30.78
Three months ended December 31, 2010	$43.29	$34.22
2009
Three months ended March 31, 2009	$23.99	$17.19
Three months ended June 30, 2009	$29.36	$22.57
Three months ended September 30, 2009	$32.66	$23.75
Three months ended December 31, 2009	$32.42	$27.59

As of February 18, 2011, there were 11 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 32,116 as of February 18, 2011.

We do not currently have plans to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations, share repurchases and acquisitions. At December 31, 2010, the amount available to us to pay cash dividends under the more restrictive covenants of our restated senior secured credit facility and our indenture governing the senior subordinated notes is limited to 5% of the proceeds from any public offering of stock since October 29, 2004. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 of its common stock, which is approximately 6 percent of the Company’s outstanding shares. Stock repurchases under the program were and will be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. During the year ended December 31, 2010, the Company purchased 2,108,891 shares at an average price of $33.43 per share for a total amount purchased of $70.5 million, pursuant to a plan in effect in 2010, adopted in accordance with Rule 10b5-1, a safe harbor rule, under the Securities Exchange Act of 1934, as amended. The Board authorized transactions to be made from time to time and in such amounts as management deems appropriate and may be funded from operating cash flows or debt.

The number of shares to be repurchased and the timing of repurchases are based on several factors. These factors include the price of the Company’s common stock, general business and market conditions, other investment opportunities, including acquisitions, and covenant limitations. The most restrictive covenant allows shares to be repurchased up to an annual amount of half the prior year’s net income. Presently, without seeking a covenant waiver, this limits the Company to approximately $73.3 in 2011. The following table contains information about repurchases of our common stock during the three months ended December 31, 2010:

Total Number
				of Shares	Approximate
				Purchased as	Dollar Value of
				Part of	Shares That
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs

October 2010	102,127		$36.27	102,127	$132,447,149
November 2010	82,949	(1)	$36.22	81,600	$129,491,812
December 2010	—		$—	—	$—

Total	185,076			183,727	$—

(1)	Includes 1,349 shares delivered to us in November 2010 as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total stockholder return with a general market index (the S&P 500) and the PHLX Oil Service Sector Index (OSX) of 15 companies in the oil service sector. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dressser-Rand Group Inc., the S&P 500 and the PHLX Oil Service Sector Index at the close of trading on December 31, 2005 and assumes the reinvestment of all dividends.

Comparison of Cumulative Total Return

Company/Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Dresser-Rand Group Inc.	$100	$107	$171	$76	$139	$187

S&P 500 Index	100	119	125	79	91	103

PHLX Oil Service Sector Index	100	121	182	73	118	148

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filing and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA ($ in millions, except per share amounts)

The following selected financial information as of and for the periods indicated has been derived from our audited consolidated financial statements. You should read the following information together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto included in Item 15 of this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Income Data:
Net sales, third parties	$1,953.6	$2,289.6	$2,194.7	$1,665.0	$1,501.5

Total revenues	1,953.6	2,289.6	2,194.7	1,665.0	1,501.5
Cost of sales	1,366.7	1,632.1	1,576.1	1,216.1	1,097.8

Gross profit	586.9	657.5	618.6	448.9	403.7
Selling and administrative expenses(1)	300.5	287.3	273.8	239.0	228.8
Research and development expenses	23.9	20.3	12.7	12.8	10.4
Curtailment amendment / partial settlement(2)	—	1.3	(5.4)	—	(11.8)

Income from operations	262.5	348.6	337.5	197.1	176.3
Interest expense, net	(33.0)	(31.8)	(29.4)	(36.8)	(47.9)
Other (expense) income, net	(13.8)	(4.9)	(6.8)	7.3	8.9

Income before income taxes	215.7	311.9	301.3	167.6	137.3
Provision for income taxes	69.0	101.1	103.6	60.9	58.5

Net income	$146.7	$210.8	$197.7	$106.7	$78.8

Net income per share:
Basic	$1.81	$2.58	$2.36	$1.25	$0.92
Diluted	$1.80	$2.57	$2.36	$1.25	$0.92
Cash flow data:
Cash flows provided by operating activities	$375.6	$129.8	$234.8	$216.0	$164.1
Cash flows used in investing activities	(106.1)	(62.6)	(136.3)	(26.0)	(19.5)
Cash flows (used in) provided by financing activities	(68.3)	1.9	(148.6)	(140.8)	(100.1)

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$420.8	$223.2	$147.1	$206.2	$146.8
Total assets	2,304.7	2,150.2	2,052.2	1,950.9	1,771.3
Debt:
Current portion of debt	—	0.1	0.2	0.2	0.1
Long-term debt, net of current maturities	370.0	370.0	370.1	370.3	505.6
Total debt	370.0	370.1	370.3	370.5	505.7
Stockholders’ equity	1,087.3	1,012.6	760.2	805.2	631.9

(1)	2006 amount includes stock-based compensation expense — exit units of $23.6 as disclosed in our Annual Report on form 10-K for the year ended December 31, 2006.

(2)	See Note 12, Post-retirement Benefits other than Pensions, in the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

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

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our ability to implement our business strategy to increase our aftermarket parts and services revenue;

•	our ability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and responses to concerns regarding climate change;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-K.

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

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (over 60 sales offices, 39 service centers and 12 manufacturing locations) in 18 U.S. states and 29 countries. For the year ended December 31, 2010, 35% of our net revenue was derived from North America (approximately 31% of which was in the United States), 21% from Europe, 15% from the Middle East and Africa, 17% from Asia Pacific/Southern Asia and 12% from Latin America. For the year ended December 31, 2009, our revenue by geographic region consisted of North America 38%, Europe 18%, Asia Pacific/Southern Asia 17%, Middle East and Africa 17% and Latin America 10%.

Corporate History

Dresser-Rand has been serving the energy markets since 1840. For nearly 170 years, the Company has been able to build on the legacy of innovation and technology from companies that include many of the most respected names in the industry — Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Nadrowski, Coppus, Murray, Gimpel, Peter Brotherhood, Arrow Industries, Enginuity, Compressor Renewal Services, Leading Edge Turbine Technologies and Turbo Machines Field Services. During that time, we have amassed the largest installed base of equipment in our class that we believe would be very difficult for competitors to replicate.

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

On August 25, 2004, Dresser-Rand Holdings, LLC, an affiliate of First Reserve Corporation, entered into an equity purchase agreement with Ingersoll Rand (the “Acquisition”) to purchase all of the equity interests in the Dresser-Rand Entities for $1,130. The Acquisition closed on October 29, 2004. In October 2004, Dresser-Rand Group Inc. a Delaware corporation was formed.

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

Effects of Currency Fluctuations

We conduct operations in over 140 countries. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a large purchase or a large sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs is denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in foreign currency hedging strategies going forward, but have not attempted to qualify for hedge accounting treatment during 2010, 2009 or 2008. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our financial condition and results of operations.

On occasion, the Venezuelan government has devalued the bolivar, including a devaluation on January 8, 2010. As a result of this devaluation, the Company recorded a foreign exchange loss in our Consolidated Income Statement of approximately $13.6 million and a reduction in our aftermarket backlog of approximately $1.1 million in January 2010.

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

Other Expense, Net

Other expense, net includes those items that are non-operating in nature. Examples of items reported as other expense, net are equity in earnings of certain 50% or less owned affiliates, indemnification recoveries, and the impact of currency exchange fluctuations.

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

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our amended and restated senior secured credit facility, we are entitled to have up to $500 of letters of credit outstanding at any time, subject to certain conditions. From time to time, we also use letters of credit and bank guarantees issued by banks offering uncommitted lines of credit, which are not limited.

Results of Operations

Year ended December 31, 2010, compared to the year ended December 31, 2009

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009

Statement of Operations Data:
Total revenues	$1,953.6	100.0%	$2,289.6	100.0%
Cost of sales	1,366.7	70.0	1,632.1	71.3

Gross profit	586.9	30.0	657.5	28.7
Selling and administrative expenses	300.5	15.4	287.3	12.5
Research and development expenses	23.9	1.2	20.3	0.9
Plan settlement	—	—	1.3	0.1

Income from operations	262.5	13.4	348.6	15.2
Interest expense, net	(33.0)	(1.7)	(31.8)	(1.4)
Other expense, net	(13.8)	(0.7)	(4.9)	(0.2)

Income before income taxes	215.7	11.0	311.9	13.6
Provision for income taxes	69.0	3.5	101.1	4.4

Net income	$146.7	7.5%	$210.8	9.2%

Bookings	$2,236.4		$1,661.5

Backlog — ending	$1,964.6		$1,711.7

Total revenues.  The adverse economic conditions and the downturn in the oil and gas markets that commenced at the end of 2008 adversely affected new unit bookings which resulted in lower new unit sales in 2010. Although our aftermarket parts and services segment is less cycle sensitive than the new units segment, we did experience a mild decline in the aftermarket segment in 2010 as a result of these economic conditions. Total revenues were $1,953.6 for the year ended December 31, 2010, compared to $2,289.6 for the year ended December 31, 2009, a $336.0, or 14.7% decrease. The highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues declined as a result of lower volume in 2010.

Cost of sales.  Cost of sales was $1,366.7 for the year ended December 31, 2010, compared to $1,632.1 for the year ended December 31, 2009. As a percentage of revenues, cost of sales decreased to 70.0% for 2010 compared to 71.3% for 2009. The decrease in cost of sales as a percentage of revenue was primarily due to the shift in mix from our lower margin new units segment to our higher margin aftermarket parts and services segment.

Gross profit.  Gross profit was $586.9, or 30.0% of revenues for the year ended December 31, 2010, compared to $657.5, or 28.7% of revenues for the year ended December 31, 2009. We experienced increased margins due to the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $300.5 for the year ended December 31, 2010, compared to $287.3 for the year ended December 31, 2009. Selling and administrative expenses were 15.4% as a percentage of revenues for the year ended December 31, 2010 and 12.5% as a percentage of revenues for the year ended December 31, 2009. The increase in selling and administrative resulted principally from higher selling costs associated with higher bookings and cost inflation, as well as costs incurred in connection with the Company’s ongoing evaluation of various strategic acquisitions.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2010 were $23.9, compared to $20.3 for the year ended December 31, 2009. Research and development expenses increased for the year ended December 31, 2010, as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquified Natural Gas (LNG) and gas turbines, as well as expanding the portfolio of projects focused on product enhancements. We are anticipating increased research and development expenditures in 2011 focused on DATUMtm Integrated Compression System (ICS) and ICS marinization for subsea applications, steam turbine flow path efficiency advancements and continued investment in the Supersonic Compressor (RAMPRESSORtm).

Plan settlement.  In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits under the plan. For the year ended December 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the year ended December 31, 2009.

Operating income.  Operating income was $262.5 for the year ended December 31, 2010, compared to $348.6 for the year ended December 31, 2009. The decline was principally attributable lower revenues discussed above. As a percentage of revenues, operating income decreased to 13.4% for 2010 compared to 15.2% for 2009. The decline in operating income and operating income as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $33.0 for the year ended December 31, 2010, compared to $31.8 for the year ended December 31, 2009, including $3.4 of amortization of deferred financing costs for 2010 and $3.2 for 2009. We experienced lower interest income in the year ended December 31, 2010, resulting from lower average interest bearing cash balances, principally in the first six months of the year.

Other expense, net.  Other expense, net was $13.8 for the year ended December 31, 2010, compared to $4.9 for the year ended December 31, 2009. Net currency losses were $15.2 in 2010 and $3.8 in 2009. The increase in other expense, net is principally the result of the devaluation of the Venezuelan bolivar on January 8, 2010. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 for the year ended December 31, 2010. Additionally, for the year ended December 31, 2009, approximately $3.1 of our cash in Venezuela was translated to U.S. dollars at the Parallel Rate, which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6. We recorded this loss because we have various applications to convert bolivars in order to transfer cash out of the country, but as a result of government restrictions on transfers of cash out of Venezuela and control of exchange rates, we have experienced substantial delays in obtaining the necessary approvals, and in some cases rejections of our applications. Consequently, we believe it is unlikely that we will be able to convert this cash at the official exchange rate.

Provision for income taxes.  Provision for income taxes was $69.0 for the year ended December 31, 2010, and $101.1 for the year ended December 31, 2009. The effective tax rate for 2010 was 32.0% compared to 32.4% for 2009. Our estimated income tax provisions for the years ended December 31, 2010 and 2009, result in effective rates that differ from the U.S. Federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. Included in these impacts to the effective tax rate, in the three months ended December 31, 2010, is a provision for dividends of 2010 foreign earnings, a portion of which will be remitted in 2011. The foreign tax credits associated with these dividends created a net benefit to our effective tax rate of approximately 3.1%. The devaluation of the Venezuelan bolivar discussed above partially offset this impact resulting in an additional 2.4 percentage point increase in our effective tax rate for the year ended December 31, 2010.

Bookings and backlog.  Bookings for the year ended December 31, 2010, increased to $2,236.4 from $1,661.5 for the year ended December 31, 2009. The backlog increased to $1,964.6 at December 31, 2010, from $1,711.7 at December 31,

2009. The increase in bookings reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. At December 31, 2010, approximately 69.3% of the $1,964.6 backlog was scheduled to ship in 2011.

Segment Analysis — year ended December 31, 2010, compared to year ended December 31, 2009

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009

Revenues
New units	$959.4	49.1%	$1,258.8	55.0%
Aftermarket parts and services	994.2	50.9%	1,030.8	45.0%

Total revenues	$1,953.6	100.0%	$2,289.6	100.0%

Gross profit
New units	$216.2		$262.9
Aftermarket parts and services	370.7		394.6

Total gross profit	$586.9		$657.5

Operating income
New units	$129.7		$169.0
Aftermarket parts and services	227.5		264.7
Unallocated	(94.7)		(85.1)

Total operating income	$262.5		$348.6

Bookings
New units	$1,210.4		$727.2
Aftermarket parts and services	1,026.0		934.3

Total bookings	$2,236.4		$1,661.5

Backlog — ending
New units	$1,610.8		$1,370.8
Aftermarket parts and services	353.8		340.9

Total backlog	$1,964.6		$1,711.7

New Units

Revenues.  Revenues for this segment were $959.4 for the year ended December 31, 2010, compared to $1,258.8 for the year ended December 31, 2009, a decrease of $299.4, or 23.8%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nonetheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the year ended December 31, 2010, as compared to the year ended December 31, 2009, driven by a lower level of bookings in 2009 as a result of the economic downturn that commenced at the end of 2008.

Gross profit.  Gross profit was $216.2 for the year ended December 31, 2010, compared to $262.9 for the year ended December 31, 2009. Gross profit, as a percentage of segment revenues, was 22.5% for 2010 compared to 20.9% for 2009. Gross profit as a percentage of revenues increased for the year ended December 31, 2010 as a result of cost and productivity improvements, a slightly favorable mix within the new units segment, and the allocation of a non-recurring accrual related to a potential pension adjustment in the United Kingdom of $2.8 in 2009.

Operating income.  Operating income was $129.7 for the year ended December 31, 2010, compared to $169.0 for the year ended December 31, 2009. As a percentage of segment revenues, operating income was 13.5% for 2010 compared to 13.4% for 2009. Operating income decreased principally as a result of the decline in new units revenues. Operating income as a percentage of revenues increased slightly compared to the prior year as a result of the factors discussed above, offset by higher selling and administrative expenses associated with cost inflation and higher bookings.

Bookings and backlog.  New unit bookings for the year ended December 31, 2010, increased to $1,210.4, compared to $727.2 for the year ended December 31, 2009. The increase in new units bookings reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $1,610.8 at December 31, 2010, compared to $1,370.8 at December 31, 2009.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $994.2 for the year ended December 31, 2010, compared to $1,030.8 for the year ended December 31, 2009. The decrease in Aftermarket Parts and Services revenues was the result of the economic downturn that commenced at the end of 2008.

Gross profit.  Gross profit was $370.7 for the year ended December 31, 2010, compared to $394.6 for the year ended December 31, 2009. Gross profit, as a percentage of segment revenues was 37.3% for 2010 compared to 38.3% for 2009. Gross profit as a percentage of revenues decreased principally due to a less favorable mix within the aftermarket segment.

Operating income.  Operating income was $227.5 for the year ended December 31, 2010, compared to $264.7 for the year ended December 31, 2009. As a percentage of segment revenues, operating income was 22.9% for 2010 compared to 25.7% for 2009. The changes in operating income and operating income as a percentage of segment revenues resulted principally from the reasons discussed above and additional selling expenses as a result of cost inflation.

Bookings and backlog.  Bookings for the year ended December 31, 2010, were $1,026.0, compared to $934.3 for the year ended December 31, 2009, which reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $353.8 for the year ended December 31, 2010, compared to $340.9 for the year ended December 31, 2009.

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Year Ended December 31, 2009		Year Ended December 31, 2008

Statement of Operations Data:
Revenues	$2,289.6	100.0%	$2,194.7	100.0%
Cost of sales	1,632.1	71.3	1,576.1	71.8

Gross profit	657.5	28.7	618.6	28.2
Selling and administrative expenses	287.3	12.5	273.8	12.5
Research and development expenses	20.3	0.9	12.7	0.6
Plan settlement/curtailment amendment	1.3	0.1	(5.4)	(0.2)

Income from operations	348.6	15.2	337.5	15.3
Interest expense, net	(31.8)	(1.4)	(29.4)	(1.3)
Other expense, net	(4.9)	(0.2)	(6.8)	(0.3)

Income before income taxes	311.9	13.6	301.3	13.7
Provision for income taxes	101.1	4.4	103.6	4.7

Net income	$210.8	9.2%	$197.7	9.0%

Bookings	$1,661.5		$2,523.3

Backlog — ending	$1,711.7		$2,251.5

Total revenues.  The adverse economic conditions and the downturn in the oil and gas markets in late 2008 and 2009 adversely affected new unit bookings, which resulted in lower new unit sales in 2010. This downturn, however, did not have a negative impact on 2009 sales because of significant backlog in the beginning of 2009 and long lead times in our new unit segment. In addition, our aftermarket parts and services segment is less cycle sensitive than the new units segment. Total revenues were $2,289.6 for the year ended December 31, 2009, compared to $2,194.7 for the year ended December 31, 2008. This is a $94.9, or 4.3% increase. The highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of normal price increases and higher volume in 2009. The segments remained relatively consistent as a percentage of revenues when compared to 2008.

Cost of sales.  Cost of sales was $1,632.1 for the year ended December 31, 2009, compared to $1,576.1 for the year ended December 31, 2008. As a percentage of revenues, cost of sales decreased to 71.3% for 2009 compared to 71.8% for 2008. The decrease in cost of sales as a percentage of revenue was primarily due to productivity improvements, partly mitigated by an unfavorable mix and a non-recurring accrual related to a potential pension adjustment in the United Kingdom of $4.9.

Gross profit.  Gross profit was $657.5, or 28.7% of revenues for the year ended December 31, 2009, compared to $618.6, or 28.2% of revenues for the year ended December 31, 2008. We experienced increased margins due to the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $287.3 for the year ended December 31, 2009, compared to $273.8 for the year ended December 31, 2008. Selling and administrative expenses were 12.5% as a percentage of revenues for both years ended December 31, 2009, and 2008.

Research and development expenses.  Total research and development expenses for the year ended December 31, 2009 were $20.3, compared to $12.7 for the year ended December 31, 2008. Research and development expenses increased significantly in 2009 as a result of executing our strategy to introduce new and innovative products and technologies. The formation of a Technology and Business Development organization in January 2009 further accelerated investment on key new product development initiatives for Integrated Compression Systems (ICS), Liquified Natural Gas (LNG) and gas turbines, as well as, expanding the annual portfolio of projects focused on product enhancements.

Curtailment amendment/partial settlement.  In connection with a collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008, calculated based on years of service, in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is being amortized into the statement of income over the three-year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits, effective February 1, 2007, for Medicare-eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. The Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under U.S. GAAP, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses in the statement of income for the three months ended June 30, 2008, that were previously included in accumulated other comprehensive income. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008. As a result of this and other prior amendments, cost of sales in 2008 includes a credit related to our pension and post-retirement benefits of $6.8 compared to expense of $8.2 in 2009. Additionally, we did not recognize deferred actuarial losses of $82.3 in 2008 and $2.3 in 2009 in our statement of income. These deferred actuarial losses have been recorded in accumulated other comprehensive income (loss).

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

Other expense, net.  Other expense, net was $4.9 for the year ended December 31, 2009, compared to $6.8 for the year ended December 31, 2008. Net currency losses were $3.8 in 2009 and $6.5 in 2008. Due to government restrictions on transfers of cash out of Venezuela and control of exchange rates, we could not immediately convert a portion of the cash at the official exchange rate at December 31, 2009. We have various applications to convert bolivars in order to transfer the cash out of the country, but experienced substantial delays in obtaining the necessary approvals, and in some cases rejections of our applications. Consequently, approximately $3.1 of our cash in Venezuela was translated to

U.S. dollars at the Parallel Rate, which resulted in a foreign exchange loss in our statement of income of approximately $5.6 for the year ended December 31, 2009.

Provision for income taxes.  Provision for income taxes was $101.1 for the year ended December 31, 2009, and $103.6 for the year ended December 31, 2008. The effective tax rate for 2009 was 32.4% compared to 34.4% for 2008. Our estimated income tax provision for the years ended December 31, 2009 and 2008 results in an effective rate that differs from the U.S. Federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. During the three months ended September 30, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a tax benefit in certain foreign tax jurisdictions which reduced our effective tax rate by approximately 2.0 percentage points for the year ended December 31, 2009. The previously discussed devaluation of the bolivar in January 2010 did not result in a tax benefit.

Bookings and backlog.  Bookings for the year ended December 31, 2009, decreased to $1,661.5 from $2,523.3 for the year ended December 31, 2008. The backlog decreased to $1,711.7 at December 31, 2009, from $2,251.5 at December 31, 2008. The adverse economic conditions and the downturn in the oil and gas markets in 2009 adversely affected new unit bookings. These new unit bookings in 2009 reflected the ongoing project delays that we experienced throughout the first nine months of 2009. At December 31, 2009, approximately 73% of the $1,711.7 backlog was scheduled to ship in 2010.

Segment Analysis — year ended December 31, 2009 compared to year ended December 31, 2008

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008

Revenues
New units	$1,258.8	55.0%	$1,202.7	54.8%
Aftermarket parts and services	1,030.8	45.0%	992.0	45.2%

Total revenues	$2,289.6	100.0%	$2,194.7	100.0%

Gross profit
New units	$262.9		$217.2
Aftermarket parts and services	394.6		401.4

Total gross profit	$657.5		$618.6

Operating income
New units	$169.0		$131.9
Aftermarket parts and services	264.7		276.7
Unallocated	(85.1)		(71.1)

Total operating income	$348.6		$337.5

Bookings
New units	$727.2		$1,429.3
Aftermarket parts and services	934.3		1,094.0

Total bookings	$1,661.5		$2,523.3

Backlog — ending
New units	$1,370.8		$1,830.5
Aftermarket parts and services	340.9		421.0

Total backlog	$1,711.7		$2,251.5

New Units

Revenues.  The adverse economic conditions and the downturn in the oil and gas markets in late 2008 and 2009 adversely affected new unit bookings which resulted in lower new unit sales in 2010. This downturn, however, did not have a negative impact on 2009 sales. Revenues for this segment were $1,258.8 for the year ended December 31, 2009, compared to $1,202.7 for the year ended December 31, 2008. The $56.1, or 4.7% increase was attributable principally to significant backlog in the beginning of 2009 and long lead times as well as the realization of prior period price increases and increased volume.

Gross profit.  Gross profit was $262.9 for the year ended December 31, 2009, compared to $217.2 for the year ended December 31, 2008. Gross profit, as a percentage of segment revenues, was 20.9% for 2009 compared to 18.1% for 2008. Gross profit as a percentage of revenues increased as a result of cost and productivity improvements, partly mitigated by an unfavorable mix within the new unit segment and the allocation of a non-recurring accrual related to a potential pension adjustment in the United Kingdom of $2.8 for the year ended December 31, 2009.

Operating income.  Operating income was $169.0 for the year ended December 31, 2009, compared to $131.9 for the year ended December 31, 2008. As a percentage of segment revenues, operating income was 13.4% for 2009 compared to 11.0% for 2008. Both increases were due to the factors discussed above.

Bookings and backlog.  New unit bookings for the year ended December 31, 2009, decreased to $727.2, compared to $1,429.3 for the year ended December 31, 2008. The adverse economic conditions and the downturn in the oil and gas markets in 2009 adversely affected new unit bookings. These new unit bookings in 2009 reflected the ongoing project delays that we experienced throughout the first nine months of 2009. Backlog was $1,370.8 at December 31, 2009, compared to $1,830.5 at December 31, 2008.

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

Bookings and backlog.  Bookings for the year ended December 31, 2009, were $934.3, compared to $1,094.0 for the year ended December 31, 2008. The decline in bookings in the aftermarket segment for the year ended December 31, 2009, principally resulted from a significant decline in order flow from one national oil company client, unfavorable foreign exchange and reduced maintenance spending by our clients worldwide. Backlog was $340.9 for the year ended December 31, 2009, compared to $421.0 for the year ended December 31, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities in the year ended December 31, 2010, was $375.6 compared to $129.8 for the year ended December 31, 2009. Although net income declined to $146.7 for the year ended December 31, 2010, from $210.8 for the year ended December 31, 2009, cash flows from operations were favorably impacted by a decreased investment in working capital. Accounts receivable increased in 2010 as a result of a higher level of December shipments than in 2009. The increase in accounts receivable, however, was more than offset by a higher level of customer advance payments associated with fourth quarter bookings, lower inventories associated with the high level of December shipments, and higher accounts payable and accruals as a result of efforts to work with vendors to extend payment terms. Additionally, pension plan contributions were $30.1 lower in 2010 when compared to 2009, in compliance with our funding policy.

Net cash used in investing activities was $106.1 for the year ended December 31, 2010, compared to $62.6 for 2009. Capital expenditures decreased to $32.5 in 2010 from $41.1 in 2009. Over the next two years, we anticipate that we will incur approximately $60.0 of capital expenditures associated with infrastructure initiatives and expanding the global capabilities of our gas turbines repair business, in addition to our normal capital expenditures, which are typically between 1.5% and 2.0% of revenues. Cash used in investing activities for the year ended December 31, 2010, includes $44.8 related to the recent acquisitions of Leading Edge Turbine Technologies, Inc. and Turbo Machines Field Services (Pty) Ltd. as well as the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd. Additionally, in 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment, exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009. The Company made additional optional investments in November 2009 and November 2010 of $5.0 for each year. The agreement allows the Company to make additional optional investments of $4.0 through October 2011.

Net cash used in financing activities was $68.3 for the year ended December 31, 2010 compared to net cash provided of $1.9 for year ended December 31, 2009. During the year ended December 31, 2010, we repurchased $70.5 million of common stock in connection with a $200.0 stock repurchase plan approved by our Board of Directors on February 12, 2010.

As of December 31, 2010, we had cash and cash equivalents of $420.8 and the ability to borrow $329.3 under our $500 restated senior secured revolving credit facility, as $170.7 was used for letters of credit. In addition to these letters of credit, a total of $135.7 of letters of credit and bank guarantees were outstanding at December 31, 2010, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the restated senior secured revolving credit facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations. The Company may consider accessing the capital markets as a source of cash to the extent it determines market conditions to be favorable.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (PPACA) on our postretirement medical benefit plans as of December 31, 2010. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

In the aggregate, our pension plans at December 31, 2010, were underfunded by approximately $93.2. We contributed approximately $7.3 to our funded plans worldwide in 2010 and currently project that we will contribute approximately $30.7 to our funded plans worldwide in 2011.

The asset allocations of the Company’s pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category
Cash and cash equivalents	$4.0	$—	$4.0	$—
U.S. equities	23.3	—	23.3	—
U.S. large-cap equities	56.4	56.4	—	—
U.S. small-cap value equities	9.1	9.1	—	—
U.S. small-cap growth equities	9.7	9.7	—	—
International equities	55.6	2.1	53.5	—
U.S. fixed income(1)	48.9	48.9	—	—
International fixed income(2)	33.5	—	33.5	—
Global asset allocations(3)	28.3	13.8	14.5	—
Insurance contracts(4)	22.7	—	—	22.7

Total	$291.5	$140.0	$128.8	$22.7

(1)	U.S. Fixed Income: Includes investments in the broad fixed income market such as government and agency bonds, mortgage bonds, and corporate bonds. Duration of the bonds may range from short (e.g., three months or less) to very long (e.g., 12 years or longer). Credit quality of U.S. Fixed Income is generally high quality in nature (e.g., AAA to BBB) but can also include lower quality or high yield bonds (e.g., BB or lower). Common indices are the Barclays Aggregate and Citigroup Broad Investment Grade Index.

(2)	International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds usually range over 15 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Gilts >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > 5 Years.

(3)	Global Asset Allocation: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. There is no common index for this asset class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.

(4)	Insurance Contract: Provided by insurance companies that pay benefits to retirees.

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

Contractual Obligations (€ in millions)

On December 28, 2007, the Company closed a €23.0 transaction (approximately $31.3), including a committed line of credit, that was used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France for full load, full power testing of compressors powered by gas turbines and electric motors.

The Company is leasing the facility and 14 acres of land underlying the Facility under a lease (the “Lease”) under which the Company agreed to bear certain rights, obligations, and expenses related to the Facility and land. The Port of Le Havre owns the land and allows access to the facility and occupancy under the terms of a 30-year ground lease.

The Company is required to pay rent to the lessor during the initial base term of the Lease from the date construction was completed in an amount equal to the total of interest payable by the lessor on the outstanding principal amount of the debt incurred to construct the facility. Interest is generally determined by reference to the EURIBOR rate, plus an applicable margin of between 125 and 250 basis points.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease. The interest rate swap has a notional amount of €18.0 (approximately $24.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.63%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.3 at December 31, 2010.

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

The following is a summary of our significant estimated future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2010:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter

Debt obligations	$370.0	$—	$—	$370.0	$—
Operating lease obligations	62.7	15.5	20.2	9.1	17.9
Postemployment benefits	258.4	22.3	44.9	50.6	140.6
Interest	109.2	27.3	54.6	27.3	—
Contingent consideration	6.5	2.8	3.7	—	—
License agreement (trademark)	1.4	0.5	0.9	—	—

Total	$808.2	$68.4	$124.3	$457.0	$158.5

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

Inventories — We purchase materials for the manufacture of components for use in both our new units and aftermarket parts and services segments. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; existing and projected contracts to produce certain items; and the estimated needs for our aftermarket parts and services business. We value our inventory at the lower of cost (generally, first-in first-out or average) or market value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to the lower of cost or market (net realizable value) as necessary.

Income taxes — Our effective tax rate is based on income before income taxes and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to the

Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating tax positions. We establish tax accruals for uncertain tax positions if it is more likely than not that the position will be sustained upon examination through any appeals and litigation processes based on the technical merits of the position at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust these accruals in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in the tax return in different periods than items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense, which is recognized over different periods in the income tax return and the consolidated financial statements. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. We establish valuation allowances for our deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which the related tax payment has been deferred or an expense which we have already taken a deduction on the income tax return, but has not yet been recognized as expense in the consolidated financial statements.

Employee benefit plans — We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and healthcare cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S.GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on then current rates and trends if appropriate to do so. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. The discount rate is established and based primarily on the yields of high quality fixed-income investments available and expected to be available during the period to maturity of the pension and postretirement benefits. We also review the yields reported by Moody’s on AA corporate bonds as of the measurement date. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. We review each plan and its returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

A 1% change in the medical cost trend rate assumed for postretirement benefits would have the following effects for the year ended and as of December 31, 2010:

	1% Increase	1% Decrease

Effect on total service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligations	1.5	(1.4)

Commitments and contingencies — We are involved in various litigation, claims and administrative proceedings, including environmental matters, arising in the normal course of business. We have recorded reserves in the financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve. We provide for environmental accruals when, in conjunction with our internal and external counsel, we determine that a liability is both probable and reasonably estimable. Factors that affect the recorded amount of any liability in the future include: our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation. We have property and casualty insurance to cover such liabilities, but there is no guarantee that the coverage will be sufficient.

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

Goodwill and other intangible assets — We have significant goodwill and other intangible assets on our balance sheet. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangible assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. These estimated fair market values are estimated using market earnings multiples and estimates of future cash flows of our businesses. Factors affecting these market multiples and future cash flows include: the continued market acceptance of the products and services offered by our businesses; the development of new products and services by our businesses and the underlying cost of development; the future cost structure of our businesses; and future technological changes. Our goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances. We believe that our estimates and assumptions used are reasonable and comply with U.S. GAAP. Changes in business conditions could potentially require future adjustments to these valuations.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. ASU 2009-13 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-16, Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of ASU 2009-16 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The adoption of ASU 2010-29 is not expected to have a material effect on the Company’s consolidated financial statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ and € in Millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency losses were $15.2, $3.8, $6.5 for the years ended December 31, 2010, 2009 and 2008, respectively. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the year ended December 31, 2010, included approximately $13.6 as a result of this devaluation.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.63%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.3 at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15. Exhibits, Financial Statements and Schedules and are set forth on pages F-1 through [F-43] immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2010, was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2010, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2011 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2011 Proxy Statement entitled “Director Compensation”, “Executive Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2011 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2011 Proxy Statement entitled “Certain Related Party Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2011 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008	F-3
	Consolidated Balance Sheet at December 31, 2010 and 2009	F-4
	Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-5
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	F-6
	Notes to Consolidated Financial Statements	F-7 to F-44
(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2010, 2009 and 2008
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits

The following exhibits are filed with this report:

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 12, 2009, File No. 001-32586).
4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
4.2	Indenture dated as of October 29, 2004 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
4.3	First Supplemental Indenture, dated as of December 22, 2005 among Dresser-Rand Group Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.2	Amended and Restated Credit Agreement, dated as of August 30, 2007, among Dresser-Rand Group Inc., certain of its foreign subsidiaries, the syndicate of lenders party thereto, Citicorp North America, Inc., as Administrative Agent, J.P. Morgan Securities Inc. and UBC Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and Natixis and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed August 31, 2007, File No. 001-32586).
10.3	Amendment No. 1, dated as of April 24, 2008, to the Amended and Restated Credit Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 29, 2008, File No. 001-32586).

10.4	Domestic Guarantee and Collateral Agreement, dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.5	Supplement No. 1 dated as of December 22, 2005, to the Domestic Guarantee and Collateral Agreement dated and effective as of October 29, 2004, among D-R Interholding, LLC, Dresser-Rand Group Inc., the domestic subsidiary loan parties named therein and Citicorp North America, Inc. as collateral agent (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-4, filed January 23, 2006, File No. 333-131212).
10.6	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.7	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).
10.8	Amended and Restated Employment Agreement, dated June 11, 2008, by and among Vincent R. Volpe and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*
10.9	Employment Agreement, dated July 25, 1990, by and between Jean-Francois Chevrier and Dresser-Rand S.A. (incorporated by reference to Exhibit 10.11 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.10	Amended and Restated Stockholder Agreement, effective as of July 15, 2005, by and among Dresser-Rand Group Inc., D-R Interholding, LLC, Dresser-Rand Holdings, LLC and certain management employees, together with any other stockholder who may be made party to this agreement (incorporated by reference to Exhibit 10.12 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.11	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*
10.12	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.13	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*
10.14	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.15	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*
10.16	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*
10.17	Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*
10.18	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*
10.19	First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan.*
10.20	Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.21	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.22	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.23	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.24	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*
10.25	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.26	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.27	Dresser-Rand Group Inc. Form of Grant Notice and Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*
10.28	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock.*
10.29	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights.*
10.30	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units.*
10.31	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options.*
10.32	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*
10.33	Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*
10.34	Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*
10.35	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*
10.36	Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*
10.37	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.38	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.39	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).
10.40	The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.41	Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).
10.42	Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.43	Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.44	English translation of letter agreement, dated December 29, 2008, between Dresser-Rand S.A. and Nicoletta Giadrossi (incorporated by reference to Exhibit 10.46 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.45	Letter of Assignment, dated February 5, 2007, from Dresser-Rand Company to Jean-Francois Chevrier (incorporated by reference to Exhibit 10.47 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.46	Letter of Agreement, dated January 24, 2009, from Dresser-Rand S.A. to Jean-Francois Chevrier (incorporated by reference to Exhibit 10.48 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.47	Offer Letter, dated December 14, 2008, from Dresser-Rand Company to Nicoletta Giadrossi (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*
10.48	Offer Letter, dated May 12, 2009, from Dresser-Rand Group Inc. to James Garman (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 29, 2009, File No. 001-32586).*
10.49	Form of Confidentiality, Non-Compete, Severance and Change in Control Agreement with U.S. named executive officers (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 8, 2009, File No. 001-32586).*
10.50	Form of Confidentiality, Non-Compete, Severance and Change in Control Agreement with named executive officers residing in France (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 8, 2009, File No. 001-32586).*
10.51	Cash Bonus Retention Agreement, dated December 4, 2009, between James Garman and Dresser-Rand Company.*
10.52	Dresser-Rand Annual Incentive Program, adopted effective February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*
10.53	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors)
10.54	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors)
10.55	Form of Relocation Agreement between Dresser-Rand International Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*
10.56	Relocation Agreement by and between Vincent R. Volpe Jr. and Dresser-Rand International Inc., dated June 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*
24.1	Powers of Attorney (included in signature page of this Form 10-K)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

*	Executive Compensation Plans and Arrangements.

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011

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

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	February 24, 2011

/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President and Chief Financial Officer	February 24, 2011

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	February 24, 2011

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 24, 2011

/s/ RITA V. FOLEY Rita V. Foley	Director	February 24, 2011

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 24, 2011

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 24, 2011

/s/ STEPHEN A. SNIDER Stephen A. Snider	Director	February 24, 2011

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 24, 2011

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 24, 2011

DRESSER-RAND GROUP INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Statement of Income for the years ended December 31, 2010, 2009, and 2008	F-3
Consolidated Balance Sheet at December 31, 2010 and 2009	F-4
Consolidated Statement of Cash Flow for the years ended December 31, 2010, 2009 and 2008	F-5
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008	F-6
Notes to Consolidated Financial Statements	F-7 to F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dresser-Rand Group Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2011

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2010	2009	2008
	($ in millions, except per share amounts)

Net sales of products	$1,483.5	$1,840.8	$1,805.1
Net sales of services	470.1	448.8	389.6

Total revenues	1,953.6	2,289.6	2,194.7

Cost of products sold	1,029.7	1,324.4	1,307.2
Cost of services sold	337.0	307.7	268.9

Total cost of sales	1,366.7	1,632.1	1,576.1

Gross profit	586.9	657.5	618.6
Selling and administrative expenses	300.5	287.3	273.8
Research and development expenses	23.9	20.3	12.7
Plan settlement/curtailment amendment	—	1.3	(5.4)

Income from operations	262.5	348.6	337.5
Interest expense, net	(33.0)	(31.8)	(29.4)
Other expense, net	(13.8)	(4.9)	(6.8)

Income before income taxes	215.7	311.9	301.3
Provision for income taxes	69.0	101.1	103.6

Net income	$146.7	$210.8	$197.7

Net income per share:
Basic	$1.81	$2.58	$2.36

Diluted	$1.80	$2.57	$2.36

Weighted average shares outstanding — (In thousands):
Basic	80,998	81,662	83,678

Diluted	81,545	81,876	83,837

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2010	2009
	($ in millions)

Assets
Current assets
Cash and cash equivalents	$420.8	$223.2
Accounts receivable, less allowance for losses of $11.4 at 2010 and $14.4 at 2009	303.5	289.8
Inventories, net	291.6	353.0
Prepaid expenses and other	36.5	24.9
Deferred income taxes, net	31.8	45.4

Total current assets	1,084.2	936.3
Property, plant and equipment, net	278.1	268.9
Goodwill	487.1	486.0
Intangible assets, net	426.0	430.9
Other assets	29.3	28.1

Total assets	$2,304.7	$2,150.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$401.4	$412.0
Customer advance payments	253.6	165.2
Accrued income taxes payable	14.1	8.1
Loans payable	—	0.1

Total current liabilities	669.1	585.4
Deferred income taxes, net	25.9	38.5
Postemployment and other employee benefit liabilities	109.0	109.9
Long-term debt	370.0	370.0
Other noncurrent liabilities	43.4	33.8

Total liabilities	1,217.4	1,137.6

Commitments and contingencies (Notes 9, 11, 12, 14 through 18)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and, 80,436,896 and 82,513,744 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	341.9	396.6
Retained earnings	784.8	638.1
Accumulated other comprehensive loss	(40.2)	(22.9)

Total stockholders’ equity	1,087.3	1,012.6

Total liabilities and stockholders’ equity	$2,304.7	$2,150.2

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	($ in millions)

Cash flows from operating activities
Net income	$146.7	$210.8	$197.7
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	52.2	51.5	48.8
Deferred income taxes	2.0	(7.0)	(2.6)
Stock-based compensation	14.1	11.0	6.0
Excess tax benefits from share-based compensation	(0.8)	—	(0.4)
Amortization of debt financing costs	3.2	3.2	3.1
Provision for losses on inventory	4.2	6.7	3.3
Plan settlement / curtailment amendment	—	(0.2)	(11.8)
Loss on sale of property, plant and equipment	1.5	2.2	—
Net loss from equity investment	0.2	1.2	—
Working capital and other, net of acquisitions
Accounts receivable	(7.7)	82.1	(57.9)
Inventories	53.9	(20.7)	(51.2)
Accounts payable and accruals	18.5	(55.3)	77.7
Customer advances	91.5	(121.5)	25.4
Other	(3.9)	(34.2)	(3.3)

Net cash provided by operating activities	375.6	129.8	234.8

Cash flows from investing activities
Capital expenditures	(32.5)	(41.1)	(40.2)
Proceeds from sales of property, plant and equipment	0.3	1.2	0.3
Acquisitions, net of cash	(68.9)	(12.7)	(91.4)
Other investments	(5.0)	(10.0)	(5.0)

Net cash used in investing activities	(106.1)	(62.6)	(136.3)

Cash flows from financing activities
Proceeds from exercise of stock options	1.4	2.1	1.4
Excess tax benefits from share-based compensation	0.8	—	0.4
Purchase of treasury stock	(70.5)	—	(150.2)
Payments of long-term debt	—	(0.2)	(0.2)

Net cash (used in) provided by financing activities	(68.3)	1.9	(148.6)

Effect of exchange rate changes on cash and cash equivalents	(3.6)	7.0	(9.0)

Net increase (decrease) in cash and cash equivalents	197.6	76.1	(59.1)
Cash and cash equivalents, beginning of the period	223.2	147.1	206.2

Cash and cash equivalents, end of period	$420.8	$223.2	$147.1

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total	Total
	Common	Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
	($ in millions)

At December 31, 2007	$0.9	$527.3	$229.7	$47.3		$805.2
Stock-based compensation	—	7.4	—	—		7.4
Stock repurchase	(0.1)	(150.1)	—	—		(150.2)
Net income	—	—	197.7	—	$197.7	—
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(48.3)	(48.3)	—
Pension and other postretirement benefit plans — net of $30.8 tax
Adoption of FASB Statement No. 158	—	—	(0.1)	(0.3)	(0.3)	(0.1)
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(4.4)	(4.4)	—
Benefit plan amendments	—	—	—	2.2	2.2	—
Net actuarial loss arising during the year	—	—	—	(45.7)	(45.7)	—
Curtailment amendment/partial settlement	—	—	—	(3.3)	(3.3)	—

Total comprehensive income					$97.9	97.9

At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)		$760.2
Stock-based compensation	—	12.0	—	—		12.0
Net income	—	—	210.8	—	$210.8	—
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	32.0	32.0	—
Pension and other postretirement benefit plans — net of $0.1 tax
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(1.4)	(1.4)	—
Benefit plan amendments	—	—	—	0.6	0.6	—
Net actuarial loss arising during the year	—	—	—	(1.8)	(1.8)	—
Plan settlement	—	—	—	0.2	0.2	—

Total comprehensive income					$240.4	240.4

At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)		$1,012.6
Stock-based compensation	—	15.8	—	—		15.8
Stock repurchase	—	(70.5)	—	—		(70.5)
Net income	—	—	146.7	—	$146.7
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(14.9)	(14.9)
Unrealized loss of derivatives, net of $0.1 tax	—	—	—	(0.2)	(0.2)
Pension and other postretirement benefit plans — net of $2.2 tax
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(2.4)	(2.4)
Benefit plan amendments	—	—	—	(0.3)	(0.3)
Net actuarial gain arising during the year	—	—	—	0.5	0.5

Total comprehensive income					$129.4	129.4

At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)		$1,087.3

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

2.	Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of these consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries or variable interest entities for which the Company has determined that it is the primary beneficiary. Fifty percent or less owned companies (which are not variable interest entities for which the Company is the primary beneficiary), and for which the Company exercises significant influence but does not control, are accounted for under the equity method. All material intercompany transactions among entities included in the consolidated financial statements have been eliminated.

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Level 3  Unobservable inputs for the asset or liability

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Input levels used for fair value measurements are as follows:

Description	Disclosure	Input Level	Level 2 Inputs	Level 3 Inputs

Goodwill and intangible asset impairment testing	Note 2	Level 3	Not applicable	Income approach using projected results and weighted average cost of capital and market approach using observable earnings multiples
Acquired assets and liabilities	Notes 2 and 3	Level 3	Not applicable	Income approach using projected results and weighted average cost of capital
Pension plan assets	Note 11	Levels 1, 2 and 3	Non-traded funds valued based on quoted market prices of underlying assets	Income approach using expected benefit payments and a discount rate based on high quality bonds
Long-term debt (note disclosure only)	Note 10	Level 1	Not applicable	Not applicable
Financial derivatives	Note 14	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable

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

Inventories

Inventories are stated at the lower of cost (generally first-in first-out or average) or market (estimated net realizable value). Cost includes labor, materials and facility overhead. A provision is also recorded for slow-moving, obsolete or unusable inventory. Customer progress payments are credited to inventory and any payments in excess of our related investment in inventory are recorded as customer advance payments in current liabilities.

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

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in ASC 350-40, Internal-Use Software. The amounts capitalized were $3.6, $4.7 and $3.0 for the years ended December 31, 2010, 2009 and 2008, respectively.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment at least annually. The Company evaluates goodwill for impairment using a two-step impairment test. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. If required, the second step of the impairment test is performed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess in continuing operations. If circumstances indicate a change of fair value after the annual testing period, impairment testing is re-performed to assess impairment.

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

Uncertain tax positions (1) are recognized in the financial statements only if it is more likely than not that the position will be sustained upon examination through any appeal and litigation processes based on the technical merits of the position and, if recognized, (2) are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Product Warranty

Warranty accruals are recorded at the time the products are sold and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Environmental Costs

Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, that have no significant future economic benefit, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The Company determines any required liability based on existing technology without reflecting any offset for possible recoveries from insurance companies and discounting. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized. The Company currently has not accrued any significant environmental liabilities.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments, post-retirement benefit plan liability adjustments, and fair value changes of financial instruments designated as hedges, net of tax, as applicable.

Foreign Currency

Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at year-end exchange rates while income and expenses are translated using weighted average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

included in net income only upon sale or liquidation of the underlying foreign investment. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances which are designated as long-term investments.

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

The purpose of the Company’s currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company may enter into forward exchange contracts. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. The Company has also entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France.

The Company recognizes all derivatives used in hedging activities as assets or liabilities on the balance sheet at fair value. Any properly documented effective portion of a cash flow hedging instrument’s gain or loss is reported as a component of Other Comprehensive Income in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from Stockholders’ Equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instrument’s fair value change is recorded in the Consolidated Statement of Income. Classification in the Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge for accounting purposes, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income as foreign currency income (loss) in other expense, net. Except for the interest rate swap, the derivative financial instruments in existence at December 31, 2010 and 2009, were not designated as hedges for accounting purposes.

Stock-based Compensation

The Company recognizes compensation cost for stock-based compensation awards in accordance with ASC 718-10, Compensation — Stock Compensation. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that has vested at that date.

Conditional Asset Retirement Obligations

Any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control is recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. U.S. GAAP acknowledge that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement or potential methods of settlement and, (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional asset retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. ASU 2009-13 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-16, Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of ASU 2009-16 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2010 presentation.

3.	Acquisitions and other investments

On January 18, 2010, the Company acquired certain assets of Leading Edge Turbine Technologies, Inc. (such business being referred to as “LETT”), located in Houston, Texas for $34.3. LETT is a provider of turbine technologies applicable to industrial gas turbines, steam turbines and compressor repair. The purchase agreement includes the potential for additional cash consideration based on achieving certain revenue and earnings before interest, tax, depreciation, and amortization (“EBITDA”) targets over a three-year period ending on December 31, 2012. The additional consideration provided for in the agreement was up to a maximum of $5.5 depending upon the achievement of such targets. The acquisition allows the Company to expand its service offering in its current market and provides the Company with access to adjacent markets.

On May 3, 2010, the Company acquired certain assets of Turbo Machines Field Services (Pty) Ltd. (such business being referred to as “TMFS”), for $10.5. TMFS operates a repair facility near Johannesburg, South Africa. TMFS manufactures turbine blades, compressor impellers, bearings and seals for steam turbine and centrifugal compressor products. Additionally, TMFS provides engineered solutions for equipment upgrades and field services for critical rotating equipment applications. TMFS clients are in the oil, gas, petrochemical, and industrial sectors. The purchase agreement includes the potential for additional cash consideration based on achieving certain annual and cumulative EBITDA targets over a three-year period ending on June 30, 2013. The additional consideration provided for in the agreement was up to a maximum of $4.0 depending upon the achievement of such targets. The acquisition provides the Company the ability to expand its service offering in South Africa and the rest of the sub-Saharan market.

On September 1, 2009, the Company acquired the assets of Compressor Renewal Services Ltd. (“CRS”) located in Odessa, Texas for $12.7. CRS services separable, process and integral-engine reciprocating compressors primarily in the North American natural gas transmission market. The purchase agreement includes the potential for additional cash consideration based on achieving certain earnings targets over a five-year period beginning on October 1, 2009. The additional consideration provided for in the agreement was up to a maximum of $3.7 depending upon the achievement of such targets.

The estimated fair values of the additional consideration for the LETT, TMFS and CRS acquisitions of $2.6, $2.6 and $1.3, respectively, at December 31, 2010, are included as liabilities in the consolidated financial statements. Changes in the fair values from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

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

On July 1, 2008, the Company acquired certain assets and assumed certain liabilities of Peter Brotherhood Ltd. (the business hereafter being referred to as “PBL”) in the United Kingdom. PBL specializes in the design and manufacture of steam turbines, reciprocating gas compressors, gas engine packaged combined heat and power systems, and gearboxes. PBL’s primary clients are in the worldwide oil and gas industry, specifically marine and floating production, storage and offloading facilities, refinery, petrochemical, combined cycle/co-generation, and renewable energy industries. The purchase agreement included the potential for additional cash consideration based on EBITDA for PBL’s fiscal year ended November 30, 2008. On January 22, 2010, the Company paid $24.1 in accordance with this provision of the contract which is in addition to the total cash paid of $91.4 discussed above.

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

All acquisitions have been integrated into the Company’s existing new units and aftermarket parts and services operating segments.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2010	2009	2008

Accounts receivable, net	$4.1	$0.8	$11.6
Inventory, net	2.5	0.5	29.4
Prepaid expenses	—	—	1.1

Total current assets	6.6	1.3	42.1

Property, plant and equipment	12.9	6.6	39.6
Amortizable intangible assets	16.8	2.4	33.4
Goodwill	16.0	4.0	24.2
Other assets	—	—	0.3

Total assets acquired	52.2	14.3	139.6

Accounts payable and accruals	1.3	0.4	18.4
Customer advance payments	—	—	26.0

Total liabilities assumed	1.3	0.4	44.4

Purchase price	50.9	13.9	95.2
Fair value of contingent consideration (non-cash)	(6.1)	(1.2)	(3.8)

Cash paid — net of $18.6 cash acquired in 2008	$44.8	$12.7	$91.4

Pro forma financial information, assuming these acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of each acquisition have been included in our consolidated financial results since the date of such acquisition, and were not material to the results of operations for the years ended December 31, 2010, 2009 and 2008.

Other Investments

In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009. The Company also made optional investments in November 2009 of $5.0 and November 2010 of $5.0 which resulted in an aggregate non-controlling interest of 29.2%. The agreement allows the Company to make an additional optional investment of $4.0 by October 2011. The Company’s maximum exposure to loss on its investment in Ramgen is limited to the amounts invested. In determining whether the Company should consolidate Ramgen, the Company considered that its Board participation, ownership interest and the option would not give the Company the ability to direct the activities of Ramgen, and consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The Company owns approximately 50% of D-R Arabia. The Company made a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC owns approximately 50% of the joint venture and made a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and Board participation would give the Company the ability to direct the activities of D-R Arabia which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company. The assets and liabilities of D-R Arabia are not material to the Company’s consolidated financial statements.

4.	Earnings per Share

We calculate basic income per share of common stock by dividing net income by the weighted-average number of common shares outstanding for the period. We exclude non-vested shares of common stock issued in connection with our stock compensation plans from the calculation of the basic weighted-average common shares outstanding until those shares vest. The calculation of diluted income per share of common stock reflects the potential dilution under the treasury stock method that would occur if options issued under our stock compensation plans are exercised and the effect of the exercise would be dilutive and any dilutive effect of non-vested shares of common stock issued. Following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating basic and diluted income per share:

	Year Ended December 31,
	2010	2009	2008

Net income	$146.7	$210.8	$197.7

Weighted -average common shares outstanding:
(In thousands)
Basic	80,998	81,662	83,678
Dilutive effect of stock compensation awards	547	214	159

Diluted	81,545	81,876	83,837

Net income per share:
Basic	$1.81	$2.58	$2.36
Diluted	$1.80	$2.57	$2.36

5.	Inventories

Inventories were as follows:

	December 31,
	2010	2009

Raw materials	$47.2	$52.9
Finished Parts	125.9	116.3
Work-in-process	327.6	448.4

	500.7	617.6
Less: Progress payments	(209.1)	(264.6)

Total inventories	$291.6	$353.0

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

6.	Property, Plant and Equipment

Property, plant and equipment were as follows:

	December 31,
	2010	2009

Cost:
Land	$16.7	$15.3
Buildings and improvements	120.6	113.9
Machinery and equipment	314.2	285.3

	451.5	414.5
Less: Accumulated depreciation	(173.4)	(145.6)

Property, plant and equipment, net	$278.1	$268.9

Depreciation expense was $31.4 for the year ended December 31, 2010, $32.0 for 2009 and $30.6 for 2008.

7.	Intangible Assets and Goodwill

The following table sets forth the weighted average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2010		Weighted	December 31, 2009
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization

Trade names	$94.4	$14.2	39 years	$93.1	$11.6
Customer relationships	264.5	42.5	37 years	258.6	34.5
Software	30.6	18.8	10 years	30.6	15.8
Existing technology	145.0	34.2	24 years	137.1	27.9
Non-compete agreement	2.4	1.2	4 years	2.1	0.8

Total amortizable intangible assets	$536.9	$110.9		$521.5	$90.6

Intangible asset amortization expense was $20.8 for the year ended December 31, 2010, $19.5 for 2009 and $18.2 for 2008. Amortization expense for these intangible assets is expected to be approximately $18.2 for each year from 2011 through 2015.

The Company had no goodwill impairments for the years ended December 31, 2010 and 2009. The following table represents the changes in goodwill in total and by segment (see note 20):

		Aftermarket
	New units	parts and services	Total

Balance, December 31, 2008	$133.7	$295.4	$429.1
Acquisitions	0.1	3.9	4.0
Adjustments	21.2	7.1	28.3
Foreign currency adjustments	2.0	22.6	24.6

Balance, December 31, 2009	157.0	329.0	486.0
Acquisitions	—	16.0	16.0
Foreign currency adjustments	(5.7)	(9.2)	(14.9)

Balance, December 31, 2010	$151.3	$335.8	$487.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

8.	Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2010	2009

Accounts payable	$198.8	$178.1
Accruals:
Payroll and benefits	66.2	68.0
Warranties	28.2	39.2
Taxes other than income	26.9	24.9
Third party commissions	18.8	16.5
Interest	6.7	6.5
Insurance and claims	5.9	8.4
Legal, audit and consulting	8.7	6.5
Pension and postretirement benefits	4.7	4.9
Forward exchange contracts	5.7	7.2
Repairs and maintanence	0.4	3.1
Accrued contingent consideration	—	24.1
Other	30.4	24.6

Total accounts payable and accruals	$401.4	$412.0

9.	Income Taxes

Income before income taxes was generated within the following jurisdictions:

	Year Ended December 31,
	2010	2009	2008

United States	$65.5	$161.2	$158.6
Foreign	150.2	150.7	142.7

Total	$215.7	$311.9	$301.3

The provision for income taxes was as follows:

	Year Ended December 31,
	2010	2009	2008

Current tax expense
United States	$11.3	$51.6	$55.3
Foreign	55.7	56.5	50.9

Total current	67.0	108.1	106.2

Deferred tax expense (benefit)
United States	3.9	(0.5)	1.1
Foreign	(1.9)	(6.5)	(3.7)

Total deferred	2.0	(7.0)	(2.6)

Total provision for income taxes	$69.0	$101.1	$103.6

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Year Ended December 31,
	2010	2009	2008

U.S Statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign operations	(5.1)%	(4.1)%	(1.3)%
State and local income taxes, net of U.S. tax	0.3%	0.4%	0.4%
Valuation allowances	2.7%	1.2%	0.9%
Export/manufacturing deductions	(0.5)%	(0.5)%	(0.8)%
Other	(0.4)%	0.4%	0.2%

Effective tax rate	32.0%	32.4%	34.4%

During the year ended December 31, 2009, we executed a corporate restructuring to facilitate our global cash management. In connection with the restructuring, we experienced a benefit in certain of our foreign tax jurisdictions, which reduced our effective tax rate by approximately 2.0 percentage points for the year ended December 31, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions follows:

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$2.8	$2.4	$2.2
Additions based on tax positions related to current year	1.6	0.5	0.3
Settlements	(0.2)	(0.2)	—
Foreign currency adjustments	(0.1)	0.1	(0.1)

Ending balance	$4.1	$2.8	$2.4

Included in the balance at December 31, 2010, is $0.3 of unrecognized tax expense that, if recognized, would not affect the annual effective tax rate due to indemnification by our former parent company, Ingersoll Rand. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax expense as interest expense and any estimated tax penalties as operating expenses. Such amounts accrued at December 31, 2010, were not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years

Brazil	2005 - 2009
Canada	2003 - 2009
France	2007 - 2009
Germany	2003 - 2009
India	2005 - 2009
Italy	2005 - 2009
Malaysia	2004 - 2009
Netherlands	2004 - 2009
Nigeria	2000 - 2009
Norway	2004 - 2009
United Kingdom	2005 - 2009
United States	2007 - 2009
Venezuela	2005 - 2009

Any material tax amounts due from examination of tax periods prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

A summary of the tax effect of temporary differences that create the deferred tax accounts follows:

	December 31,
	2010	2009

Deferred tax liabilities
Depreciation and amortization	$71.3	$67.0

Deferred tax assets
Inventories and receivables	$(6.9)	$(9.0)
Foreign tax credit carryforward	(8.3)	(1.50)
Other accrued expenses	(13.6)	(22.9)
Tax net operating loss carryforwards	(15.0)	(12.3)
Pension and employee benefits	(48.5)	(39.6)

Total deferred tax assets	(92.3)	(85.3)
Valuation allowances	15.1	11.4

Net deferred tax assets	(77.2)	(73.9)

Total net deferred tax assets	$(5.9)	$(6.9)

Presented in the balance sheet as:
Current deferred tax assets	$(31.8)	$(45.4)
Non-current deferred tax liabilities	25.9	38.5

Total net deferred tax assets	$(5.9)	$(6.9)

As of December 31, 2010, net operating loss carry forwards (“NOLs”) of approximately $46.9 were available to offset future taxable income in certain foreign subsidiaries. If not utilized, a portion of the foreign NOLs will begin to expire in 2011. Valuation allowances as of December 31, 2010, and December 31, 2009, of $15.1 and $11.4, respectively, have been recorded for NOLs and certain other deferred tax assets, for which it is more likely than not that the tax benefit will not be realized.

In the three months ended December 31, 2010, the Company recorded a dividend of 2010 earnings from one of its foreign subsidiaries, a portion of which was received during the quarter, the remainder will be remitted in 2011. Any additional tax liability that may have resulted was recorded at December 31, 2010. With the above exception, management has decided to permanently reinvest the remaining unremitted earnings of its foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any foreign earnings were distributed, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. As of December 31, 2010, accumulated undistributed foreign earnings amounted to $207.0.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The Senior Secured Credit Facility is a $500.0 revolving credit facility. Any principal amount outstanding under the revolving credit facility is due and payable in full at maturity on August 30, 2012. There were no borrowings outstanding and the Company had issued $170.7 million of letters of credit under the revolving credit facility at December 31, 2010. In addition to these letters of credit, a total of $135.7 of letters of credit and bank guarantees were outstanding at December 31, 2010, which were issued by banks offering uncommitted lines of credit.

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

Senior Subordinated Notes

The Senior Subordinated Notes mature on November 1, 2014, and bear interest at a rate of 7 3/8% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem any of the notes beginning on November 1, 2010, at a redemption price of 102.458% of their principal amount, plus accrued interest. The redemption price will decline each year after 2010 and will be 100% of their principal amount, plus accrued interest, beginning on November 1, 2012.

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

Long-term debt consisted of the following:

	December 31,
	2010	2009

Senior subordinated notes	$370.0	$370.0
Other debt	—	0.1

Total debt	370.0	370.1
Less: current maturity	—	(0.1)

Total long-term debt	$370.0	$370.0

At December 31, 2010, the Company’s total long-term debt principal of $370.0 matures in 2014.

11.	Pension Plans

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Information regarding our pension plans follows:

	December 31,
	2010	2009

Change in projected benefit obligations
Benefit obligation at beginning of the period	$371.5	$334.6
Service cost	7.4	6.4
Interest cost	20.3	20.1
Employee contributions	0.3	0.3
Expenses paid	(0.9)	(0.9)
Actuarial loss	9.8	23.2
Plan amendments	0.5	1.6
Settlements	—	(6.1)
Benefits paid	(19.7)	(20.7)
Foreign currency adjustments	(4.5)	13.0

Benefit obligation at end of the period	$384.7	$371.5

Change in plan assets
Fair value at beginning of the period	$275.9	$215.1
Actual return on assets	31.3	40.8
Settlements	—	(6.1)
Company contributions	7.3	37.4
Employee contributions	0.3	0.3
Expenses paid	(0.9)	(0.9)
Benefits paid	(19.7)	(20.7)
Foreign currency adjustments	(2.7)	10.0

Fair value of assets at end of the period	$291.5	$275.9

Amounts recognized in the balance sheet consist of:
Current liabilities	$2.5	$2.6
Noncurrent liabilities	90.7	93.0

Total balance sheet liability	$93.2	$95.6

Amounts recognized in accumulated other
comprehensive loss (income) consists of:
Cumulative net actuarial loss	$61.4	$65.0
Cumulative prior service cost	3.1	3.7

Total	$64.5	$68.7

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. U.S. GAAP requires a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the three months ended March 31, 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. The plan settlement required the Company to recognize a $1.3 settlement charge in the consolidated statement of income for the three months ended March 31, 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

	December 31,
	2010	2009

Weighted-average assumptions used for benefit obligations
Discount rate
U.S. plans	5.40%	5.80%
Non-U.S. plans	5.24%	5.64%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	4.18%	4.25%

The components of the net pension expense and amounts recognized in other comprehensive (income) loss include the following:

	For Year Ended December 31,
	2010	2009	2008

Net pension expense
Service cost	$7.4	$6.4	$6.9
Interest cost	20.3	20.1	20.5
Expected return on plan assets	(20.8)	(18.3)	(23.2)
Amortization of net actuarial loss	2.9	3.9	0.3
Amortization of prior service cost	1.1	0.8	0.1
Plan Settlement	—	1.3	—

Net pension expense	10.9	14.2	4.6

Amounts recognized in other
comprehensive (income) loss
Net actuarial (gain) loss	(0.7)	0.8	74.1
Prior service cost	0.5	2.0	2.4
Amortization of net actuarial loss	(2.9)	(5.2)	(0.3)
Amortization of prior service cost	(1.1)	(0.8)	(0.1)

Total recognized in other comprehensive (income) loss	(4.2)	(3.2)	76.1

Total recognized	$6.7	$11.0	$80.7

Weighted-average assumptions used for net
periodic pension cost
Discount rate
U.S. plans	5.80%	6.10%	6.10%
Non-U.S. plans	5.64%	6.28%	5.82%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A
Non-U.S. plans	4.25%	3.73%	4.27%
Expected return on plan assets
U.S. plans	8.50%	8.50%	8.50%
Non-U.S. plans	6.77%	6.77%	6.53%

The Company develops the assumed discount rate using available high quality bonds with maturities that approximately match the forecasted cash flow requirements of the pension plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is estimated to be $3.6.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2010	2009

Projected benefit obligation	$290.7	$359.9
Accumulated benefit obligation	283.0	337.4
Fair value of plan assets	202.3	264.6

The Company uses an annual measurement date of December 31. Included in service cost and interest cost for 2008 is $0.6 and $1.7, respectively, associated with adjusting the measurement date of the benefit obligations to the date of our fiscal year end statement of financial position from November 30.

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

The asset allocations of the Company’s pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category
Cash and cash equivalents	$4.0	$—	$4.0	$—
U.S. equities	23.3	—	23.3	—
U.S. large-cap equities	56.4	56.4	—	—
U.S. small-cap value equities	9.1	9.1	—	—
U.S. small-cap growth equities	9.7	9.7	—	—
International equities	55.6	2.1	53.5	—
U.S. fixed income(1)	48.9	48.9	—	—
International fixed income(2)	33.5	—	33.5	—
Global asset allocations(3)	28.3	13.8	14.5	—
Insurance contracts(4)	22.7	—	—	22.7

Total	$291.5	$140.0	$128.8	$22.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category
Cash and cash equivalents	$2.8	$—	$2.8	$—
U.S. equities	6.5	—	6.5	—
U.S. large-cap equities	53.8	53.8	—	—
U.S. small-cap value equities	8.8	8.8	—	—
U.S. small-cap growth equities	8.8	8.8	—	—
International equities	65.9	1.8	64.1	—
U.S. fixed income(1)	49.1	49.1	—	—
International fixed income(2)	30.6	—	30.6	—
Global asset allocations(3)	27.9	14.1	13.8	—
Insurance contracts(4)	21.7	—	—	21.7

Total	$275.9	$136.4	$117.8	$21.7

(1)	U.S. Fixed Income: Includes investments in the broad fixed income market such as government and agency bonds, mortgage bonds, and corporate bonds. Duration of the bonds may range from short (e.g., three months or less) to very long (e.g., 12 years or longer). Credit quality of US Fixed Income is generally high quality in nature (e.g., AAA to BBB) but can also include lower quality or high yield bonds (e.g., BB or lower). Common indices are the Barclays Aggregate and Citigroup Broad Investment Grade Index.

(2)	International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds usually range over 15 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Gilts >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > 5 Years.

(3)	Global Asset Allocation: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. There is no common index for this asset class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.

(4)	Insurance Contract: Provided by insurance companies that pay benefits to retirees.

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs from the beginning of the year to the end of the year is as follows:

	Year Ended December 31,
	2010	2009

Beginning balance	$21.7	$17.0
Actual return on assets	0.5	1.0
Company contributions	1.9	1.9
Foreign exchange	(0.2)	3.2
Benefit payments	(0.9)	(0.7)
Settlements	(0.3)	(0.7)

Ending balance	$22.7	$21.7

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

The Company’s policy is to contribute the amount necessary to maintain benefits under the Pension Protection Act of 2006, and additional amounts at our discretion up to the limitations imposed by the applicable tax codes. The Company currently projects that it will contribute approximately $30.7 to its funded plans worldwide in 2011.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $21.4 in 2011, $20.5 in 2012, $22.2 in 2013, $23.3 in 2014, $24.1 in 2015 and $134.7 for the years 2016 to 2020.

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $14.7 for the year ended December 31, 2010, $13.6 for 2009, and $12.9 for 2008. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $3.2 for the year ended December 31, 2010, $3.2 for 2009, and $1.7 for 2008.

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

In connection with a new collective bargaining agreement ratified by our represented employees at our Olean, NY, facility on March 31, 2008, certain changes were made to retiree medical benefits for employees covered by the agreement. Employees who did not meet certain age and service criteria on April 1, 2008, were paid a lump sum totaling $6.4 in May 2008 calculated based on years of service in lieu of receiving future retiree medical benefits, resulting in a curtailment amendment. The retiree medical benefits for those employees who met certain age and service criteria were amended to provide certain additional benefits. The net effect of these amendments of $3.6 was recognized during the three months ended March 31, 2008, as a credit to other comprehensive income, which is being amortized into the statement of income over the three year term of the agreement. The above changes were in addition to the elimination of prescription drug benefits effective February 1, 2007, for Medicare eligible participants for the represented employees at our Olean, NY, facility. That amendment was recognized during the three months ended March 31, 2007, in other comprehensive income and resulted in negative prior service cost. U.S.GAAP requires a portion of any prior service cost recognized in other comprehensive income to be recognized in the statement of income when a curtailment occurs. Accordingly, the Company recognized a $7.2 curtailment amendment in the statement of income for the three months ended March 31, 2008, representing the unamortized balance of the 2007 plan amendment at that date, because no future service is required to be entitled to benefits. Also, under accounting principles generally accepted in the United States of America, the payment of the $6.4 lump sum in May 2008 was considered a partial settlement that required the Company to recognize approximately $1.8 of net actuarial losses included in accumulated other comprehensive income in the statement of income for the three months ended June 30, 2008. The net amounts related to changes in retiree medical benefits for these represented employees of $5.4 was recognized in the statement of income for the year ended December 31, 2008.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

Summary information on the Company’s plans was as follows:

	December 31,
	2010	2009

Change in benefit obligations
Benefit obligation at beginning of the period	$16.2	$17.2
Interest cost	0.9	1.0
Benefits paid	(0.6)	(0.5)
Actuarial losses	0.7	1.1
Plan amendments	—	(2.6)

Unfunded benefit obligation at end of the period
and balance sheet liability	$17.2	$16.2

Amounts recognized in the balance sheet:
Current liabilities	$0.9	$0.9
Noncurrent liabilities	16.3	15.3

Total balance sheet liability	$17.2	$16.2

Amounts recognized in accumulated other
comprehensive income:
Cumulative net actuarial loss	$4.3	$5.0
Cumulative net prior service credit	(2.3)	(11.6)

Total	$2.0	$(6.6)

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net post-retirement benefit income over the next fiscal year is estimated to be $0.8.

Benefit payments for post-retirement benefits, which reflect future service are expected to be paid as follows: $0.9 in 2011, $1.0 in 2012, $1.3 in 2013, $1.6 in 2014, $1.6 in 2015 and $5.9 in the aggregate for the years 2016 to 2020.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The components of the net post-retirement benefit income and amounts recognized in other comprehensive loss (income) were as follows:

	Year Ended December 31,
	2010	2009	2008

Net post-retirement benefits income
Service cost	$—	$—	$0.2
Interest cost	0.9	1.0	1.3
Amortization of
Net prior service credit	(9.3)	(8.0)	(7.4)
Net actuarial loss (gain)	1.4	1.0	(0.1)
Curtailment amendment/partial settlement	—	—	(5.4)

Total post-retirement benefits income	(7.0)	(6.0)	(11.4)

Amounts recognized as other comprehensive loss
Effect of change in measurement date from November 30
to December 31	—	—	0.4
Net actuarial loss (gain)	0.7	1.1	(1.7)
Curtailment amendment/partial settlement	—	—	5.4
Plan amendments	—	(2.6)	(5.4)
Amortization of
Net prior service credit	9.3	8.0	7.4
Net actuarial (loss) gain	(1.4)	(1.0)	0.1

Total recognized in comprehensive loss	8.6	5.5	6.2

Total recognized	$1.6	$(0.5)	$(5.2)

	Year Ended December 31,
	2010	2009	2008

Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	5.30%	5.70%	6.10%
Measurement date	12/31/10	12/31/09	12/31/08
Weighted-average assumptions used to determine
net periodic benefit income for years
ended December 31
Discount rate	5.70%	6.10%	6.20%
Discount rate at remeasurement date	N/A	N/A	6.60%
Measurement date	12/31/09	12/31/08	11/30/07
Remeasurement date	N/A	N/A	04/01/08
Assumed health care cost trend rates
Current year trend rate	8.30%	9.00%	9.00%
Ultimate trend rate	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2032	2031	2031
Net periodic benefit cost for the year	2031	2031	2013

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2010:

	1% Increase	1% Decrease

Effect on total service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligations	1.5	(1.4)

13.	Share Repurchase

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 of its common stock, which is approximately 6 percent of the Company’s outstanding shares. Stock repurchases under the program were and will be made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. During the year ended December 31, 2010, the Company purchased 2,108,891 shares at an average price of $33.43 per share for a total amount purchased of $70.5, pursuant to a plan in effect in 2010, adopted in accordance with Rule 10b5-1, a safe harbor rule, under the Securities Exchange Act of 1934, as amended. The Board authorized transactions to be made from time to time and in such amounts, as management deems appropriate and may be funded from operating cash flows or debt.

14.	Financial Instruments (€ in millions)

Financial assets accounted for at fair value are included in other current assets and financial liabilities accounted for at fair value are included in accounts payable and accruals on the consolidated balance sheet. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Year Ended December 31,
	2010	2009

Foreign currency exchange contracts assets	$3.7	$5.9

Foreign currency exchange contracts liabilities	$5.7	$7.2

The net foreign currency (losses) gains recognized for forward currency contracts were $(1.7), $(11.1) and $9.1 for the years ended December 31, 2010, 2009 and 2008, respectively, and were included in other expense, net.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.63%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.3 at December 31, 2010.

The carrying value of cash, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of debt obligations as determined by quoted market prices as of December 31, 2010, was approximately $377.4.

15.	Commitments and Contingencies (€ in millions)

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

In November of 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and locked out these represented employees. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice (“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the Union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement, expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December, 2007, that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

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

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute related to a period in the 1990’s over potential unequal treatment of men and women under the pension plan and is exploring its rights against others.

On December 28, 2007, the Company closed a lease transaction including a committed line of credit of up to €23 (approximately $33) that was used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010 and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is generally determined by reference to the EURIBOR Rate plus an applicable margin of between 1.25% and 2.50%.

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

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $21.5, $18.1 and $17.5 for the years ended December 31, 2010,

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

2009 and 2008, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2010, with terms in excess of one year for the next five years and thereafter are as follows: $15.5 in 2011, $12.3 in 2012, $7.9 in 2013, $5.3 in 2014, $3.8 in 2015, and $17.9 in 2016 and thereafter.

16.	Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$39.2	$37.0	$28.5
Acquisitions	—	—	1.1
Provision for warranties issued during period	20.2	21.2	29.1
Adjustments to warranties issued in prior periods	(9.2)	(0.5)	4.1
Payments during the period	(20.4)	(19.6)	(23.1)
Foreign currency adjustments	(1.6)	1.1	(2.7)

Ending balance	$28.2	$39.2	$37.0

17.	Incentive Stock-Based Compensation Plans

On May 13, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). The Plan enables the Compensation Committee of the Board of Directors to award incentive and non qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers) and other service providers. The Nominating and Governance Committee has similar rights with respect to non-employee directors. The maximum number of shares that may be issued under the Plan is 6,000,000. The 2008 Plan replaces all prior plans and is the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended, and the 2008 plan as applicable was $16.8 for 2010, $12.0 for 2009 and $6.9 for 2008. At December 31, 2010, 5,487,842 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 1.6 years for outstanding employee grants was $25.6. The Company currently expects to issue new shares upon exercise of options and vesting of restricted stock units.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The following table summarizes option and stock appreciation right activity during 2010, 2009 and 2008:

		Weighted-average
	Shares	Exercise Price

Balance, December 31, 2008	1,172,308	$26.37
Granted	517,152	$21.98
Excercised	(112,232)	$23.18
Forfeited	(48,563)	$25.57
Expired	(12,037)	$25.40

Balance, December 31, 2009	1,516,628	$25.16
Granted	237,603	$30.71
Excercised	(77,146)	$24.15
Forfeited	(60,668)	$27.03
Expired	(28,651)	$25.46

Balance, December 31, 2010	1,587,766	$26.02

Exercisable December 31, 2008	248,814	$24.82
Exercisable December 31, 2009	400,123	$26.56
Exercisable December 31, 2010	671,130	$26.11

The weighted-average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2010, 2009 and 2008, was $12.81, $12.40, and $12.06, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010, was approximately $0.9. The aggregate intrinsic value of options and stock appreciation rights outstanding at December 31, 2010 was $26.4.

The options and stock appreciation rights granted have a 10 year contract term. Restricted stock, options and stock appreciation rights granted prior to 2010 vest over a four year period. In 2010, the Company granted restricted stock, options and stock appreciation rights which vest over a three year period, as well as Performance Restricted Stock Units (“PRSUs”). PRSUs vest ratably between 16.67% and 50.00% annually over a three year period to the extent that the percentile rank of the shareholder return of the Company’s stock is between the 25th percentile and the 75th percentile of a selected peer group.

The Company estimates the fair value of stock options and stock appreciation rights using a Black-Scholes option valuation model. Key inputs and assumptions used to estimate the fair value of stock options and stock appreciation rights include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted-average grant date assumptions used to estimate the fair value of options and stock appreciation rights granted.

	2010	2009	2008

Option term (years)	5.5	5.4	5.5
Volatility	41.3%	57.7%	39.9%
Risk-free interest rate (zero coupon US Treasury note)	2.64%	2.07%	0.88%
Dividend yield	—	—	—

The option term is the number of years that the company estimates that options will be outstanding prior to exercise after vesting. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based, in part, on similarly situated companies since the Company does not have sufficient actual experience on which to base such estimates.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

The following table summarizes employee shares and share units activity during 2010, 2009 and 2008 and grant date fair values:

		Weighted-average
	Shares	Grant Price

Nonvested at December 31, 2008	521,599	$29.40
Granted	579,570	$21.81
Vested	(158,964)	$29.16
Forfeited	(33,371)	$25.37

Nonvested at December 31, 2009	908,834	$24.77
Granted	467,176	$30.52
Vested	(292,628)	$25.13
Forfeited	(65,050)	$27.25

Nonvested at December 31, 2010	1,018,332	$27.14

The Company also grants shares to Directors. Those granted after 2008 vest after a one year period. Those granted in 2008 vest over a three year period. The total fair value of the 25,116 shares granted in 2010 at the grant dates was $0.8, the 35,186 shares granted in 2009 at the grant dates was $0.7, and the 21,661 shares granted in 2008 was $0.8. At December 31, 2010, the total intrinsic value of 27,716 unvested shares was $1.6.

18.	Significant Clients and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2010, 2009, and 2008, no one customer comprised more than 10% of sales.

The Company has operations and or does business in various countries outside the United States. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company.

19.	Other Expense, net

Other expense, net includes the following:

	Year Ended December 31,
	2010	2009	2008

Foreign currency (losses) gains	$(13.5)	$7.3	$(15.6)
(Loss) gain on forward exchange contracts	(1.7)	(11.1)	9.1
Net loss from equity investment	(0.2)	(1.2)	—
Fair value adjustment of contingent consideration	1.2	—	—
Other	0.4	0.1	(0.3)

Total other expense, net	$(13.8)	$(4.9)	$(6.8)

As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its consolidated income statement of approximately $13.6 for the year ended December 31, 2010.

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, research and development expenses and the curtailment amendment / plan settlement. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses, deferred taxes, property, plant and equipment, and intangible assets.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues
New units	$959.4	$1,258.8	$1,202.7
Aftermarket parts and services	994.2	1,030.8	992.0

Total revenues	$1,953.6	$2,289.6	$2,194.7

Operating income
New units	$129.7	$169.0	$131.9
Aftermarket parts and services	227.5	264.7	276.7
Unallocable	(94.7)	(85.1)	(71.1)

Total operating income	$262.5	$348.6	$337.5

Depreciation and amortization
New units	$25.3	$27.7	$28.2
Aftermarket parts and services	26.9	23.8	20.6

Total depreciation and amortization	$52.2	$51.5	$48.8

Goodwill
New units	$151.3	$157.0	$133.7
Aftermarket parts and services	335.8	329.0	295.4

Total goodwill	$487.1	$486.0	$429.1

Total assets (including goodwill)
New units	$356.6	$356.0	$352.4
Aftermarket parts and services	726.2	767.7	765.8
Unallocable	1,221.9	1,026.5	934.0

Total assets	$2,304.7	$2,150.2	$2,052.2

Revenues by destination
United States	$606.7	$801.6	$832.5
Canada	80.6	63.6	68.6

North America	687.3	865.2	901.1
Latin America	239.5	239.4	251.3
Europe	417.2	418.9	516.5
Asia-Pacific, Southern Asia	320.6	386.7	266.4
Middle East, Africa	289.0	379.4	259.4

Total revenues	$1,953.6	$2,289.6	$2,194.7

Long-lived assets by geographic area
United States	$187.5	$177.3	$165.1
Canada	2.3	1.6	1.2

North America	189.8	178.9	166.3
Latin America	4.9	4.6	3.6
Europe	67.2	75.6	72.0
Asia-Pacific, Southern Asia	12.3	9.7	8.4
Middle East, Africa	3.9	0.1	—

Total long-lived assets	$278.1	$268.9	$250.3

For the year ended December 31, 2010, sales to clients in Brazil were 7.5% of total revenues. For the year ended December 31, 2009, there were no sales to clients in countries outside the U.S. that exceeded 5.0% of total revenues. For

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

the year ended December 31, 2008, sales to clients in Norway were 11.0% of total revenues. No other sales to clients within individual countries outside the United States exceeded 5% of the total revenues in any year presented.

21.	Selected Unaudited Quarterly Financial Data:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenues	$502.1	$431.2	$483.1	$537.2
Gross profit	142.1	143.6	145.2	156.0
Net income	22.3	35.0	37.5	51.9
Net income per share
Basic	0.27	0.43	0.47	0.65
Diluted	0.27	0.43	0.46	0.64

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenues	$508.9	$606.1	$612.1	$562.5
Gross profit	137.1	170.0	182.2	168.2
Net income	34.5	60.3	74.6	41.4
Net income per share
Basic	0.42	0.74	0.91	0.51
Diluted	0.42	0.74	0.91	0.50

22.	Supplemental Cash Flow Information:

	Year Ended December 31,
	2010	2009	2008

Cash paid for interest, net of capitalized interest	$30.7	$30.0	$33.0
Cash paid for income taxes, net of refunds	101.5	122.4	100.4

23.	Supplemental guarantor financial information:

The following wholly owned subsidiaries guaranteed the Company’s senior subordinated notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, Dresser-Rand Steam LLC and Dresser-Rand Global Services, LLC (collectively, the “Subsidiary Guarantors”). The statements of cash flows for the years ended December 31, 2010, 2009 and 2008 include certain corrections related to the three months ended March 31, 2010, the three months ended September 30, 2009, and the three months ended September 30, 2008 as follows: (a) a reclassification of $34.2 in the year ended December 31, 2010 from the Subsidiary Non-Guarantors to the Subsidiary Guarantors to correctly classify cash flows from operations (b) reclassifications of $34.2 and $12.7 in the years ended December 31, 2010 and 2009, respectively, from the Issuer to the Subsidiary Guarantors to correctly classify cash used in acquisitions, (c) reclassifications of $5.6 and $85.8 to the Subsidiary Guarantors and the Subsidiary Non-Guarantors, respectively, from the Issuer in the year ended December 31, 2008, to correctly classify cash used in acquisitions and (d) reclassifications to reflect (a), (b) and (c) above as having been financed through intercompany account activity. These reclassifications reflect the acquisitions as having been executed by the subsidiaries with cash transferred from the issuer rather than being executed by the issuer with the acquired assets subsequently transferred to the subsidiaries.

The following condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents the balance sheets as of December 31, 2010 and 2009 and statements of operations and cash flows, for the years ended December 31, 2010, 2009 and 2008. The condensed consolidating financial information presents investments in consolidated subsidiaries using the equity method of accounting.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,006.3	$1,120.1	$(172.8)	$1,953.6
Cost of sales	—	712.4	801.1	(146.8)	1,366.7

Gross profit	—	293.9	319.0	(26.0)	586.9
Selling and administrative expenses	143.4	61.9	121.6	(26.4)	300.5
Research and development expenses	—	20.2	3.7	—	23.9

(Loss) income from operations	(143.4)	211.8	193.7	0.4	262.5
Equity earnings in affiliates	228.5	18.6	—	(247.1)	—
Interest expense, net	(31.6)	—	(1.4)	—	(33.0)
Intercompany interest and fees	26.0	(3.1)	(22.9)	—	—
Other income (expense), net	3.4	1.2	(18.4)	—	(13.8)

Income before income taxes	82.9	228.5	151.0	(246.7)	215.7
(Benefit) provision for income taxes	(63.8)	78.6	54.2	—	69.0

Net income	$146.7	$149.9	$96.8	$(246.7)	$146.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$1,354.1	$1,105.6	$(170.1)	$2,289.6
Cost of sales	—	962.7	804.0	(134.6)	1,632.1

Gross profit	—	391.4	301.6	(35.5)	657.5
Selling and administrative expenses	139.2	60.5	121.9	(34.3)	287.3
Research and development expenses	—	17.7	2.6	—	20.3
Plan settlement / curtailment amendment	—	—	1.3	—	1.3

(Loss) income from operations	(139.2)	313.2	175.8	(1.2)	348.6
Equity earnings in affiliates	285.4	14.8	—	(300.2)	—
Interest expense, net	(31.0)	—	(0.8)	—	(31.8)
Intercompany interest and fees	23.7	(7.0)	(16.7)	—	—
Other income (expense), net	2.7	(0.4)	(7.2)	—	(4.9)

Income before income taxes	141.6	320.6	151.1	(301.4)	311.9
(Benefit) provision for income taxes	(69.2)	120.1	50.2	—	101.1

Net income	$210.8	$200.5	$100.9	$(301.4)	$210.8

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$182.9	$—	$237.9	$—	$420.8
Accounts receivables, net	—	138.9	164.6	—	303.5
Inventories, net	—	185.5	114.7	(8.6)	291.6
Prepaid and other expenses and deferred income taxes	19.7	4.2	44.4	—	68.3

Total current assets	202.6	328.6	561.6	(8.6)	1,084.2
Investment in affiliates	2,110.7	83.7	—	(2,194.4)	—
Property, plant, and equipment, net	—	181.3	96.8	—	278.1
Goodwill and intangible assets, net	—	443.2	469.9	—	913.1
Other assets	27.7	0.3	1.3	—	29.3

Total assets	$2,341.0	$1,037.1	$1,129.6	$(2,203.0)	$2,304.7

Liabilities and Stockholders’ Equity
Accounts payable and accruals and customer advances	$(39.2)	$387.1	$321.2	$—	$669.1

Total current liabilities	(39.2)	387.1	321.2	—	669.1
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	902.3	(978.3)	76.0	—	—
Other noncurrent liabilities	20.6	95.1	62.6	—	178.3

Total liabilities	1,253.7	(496.1)	459.8	—	1,217.4

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,086.5	1,533.2	669.8	(2,203.0)	1,086.5

Total stockholders’ equity	1,087.3	1,533.2	669.8	(2,203.0)	1,087.3

Total liabilities and stockholders’ equity	$2,341.0	$1,037.1	$1,129.6	$(2,203.0)	$2,304.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$57.6	$—	$165.6	$—	$223.2
Accounts receivables, net	—	126.4	163.4	—	289.8
Inventories, net	—	215.0	147.0	(9.0)	353.0
Prepaid and other expenses and deferred income taxes	33.4	2.2	34.7	—	70.3

Total current assets	91.0	343.6	510.7	(9.0)	936.3
Investment in affiliates	1,911.9	64.6	—	(1,976.5)	—
Property, plant, and equipment, net	—	171.2	97.7	—	268.9
Goodwill and intangible assets, net	—	436.5	480.4	—	916.9
Other assets	26.1	0.7	1.3	—	28.1

Total assets	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

Liabilities and Stockholders’ Equity
Accounts payable and accruals and customer advances	$(90.9)	$306.3	$369.9	$—	$585.3
Loans payable	—	0.1	—	—	0.1

Total current liabilities	(90.9)	306.4	369.9	—	585.4
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	717.0	(756.7)	39.7	—	—
Other noncurrent liabilities	20.3	86.5	75.4	—	182.2

Total liabilities	1,016.4	(363.8)	485.0	—	1,137.6

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,011.8	1,380.4	605.1	(1,985.5)	1,011.8

Total stockholders’ equity	1,012.6	1,380.4	605.1	(1,985.5)	1,012.6

Total liabilities and stockholders’ equity	$2,029.0	$1,016.6	$1,090.1	$(1,985.5)	$2,150.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash provided by operating activities	$1.5	$266.6	$107.5	$—	$375.6

Cash flows from investing activities:
Capital expenditures	—	(20.1)	(12.4)	—	(32.5)
Proceeds from sale of property, plant and equipment	—	0.2	0.1	—	0.3
Acquisitions	—	(34.2)	(34.7)	—	(68.9)
Other investments	(5.0)	—	—	—	(5.0)

Net cash used in investing activities	(5.0)	(54.1)	(47.0)	—	(106.1)

Cash flows from financing activities:
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Excess tax benefits from share-based compensation	—	0.8	—	—	0.8
Purchase of treasury stock	(70.5)	—	—	—	(70.5)
Change in intercompany accounts	197.9	(213.3)	15.4	—	—

Net cash provided by (used in) financing activities	128.8	(212.5)	15.4	—	(68.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.6)	—	(3.6)
Net increase in cash and equivalents	125.3	—	72.3	—	197.6
Cash and cash equivalents, beginning of period	57.6	—	165.6	—	223.2

Cash and cash equivalents, end of period	$182.9	$—	$237.9	$—	$420.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(88.5)	$138.4	$79.9	$—	$129.8

Cash flows from investing activities:
Capital expenditures	—	(27.4)	(13.7)	—	(41.1)
Proceeds from sale of property, plant and equipment	—	1.2	—	—	1.2
Acquisitions	—	(12.7)	—	—	(12.7)
Other investments	(10.0)	—	—	—	(10.0)

Net cash used in investing activities	(10.0)	(38.9)	(13.7)	—	(62.6)

Cash flows from financing activities:
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Payments of long-term debt	—	(0.2)	—	—	(0.2)
Change in intercompany accounts	127.5	(99.3)	(28.2)	—	—

Net cash provided by (used in) financing activities	129.6	(99.5)	(28.2)	—	1.9

Effect of exchange rate changes on cash and cash equivalents	—	—	7.0	—	7.0
Net increase in cash and equivalents	31.1	—	45.0	—	76.1
Cash and cash equivalents, beginning of period	26.5	—	120.6	—	147.1

Cash and cash equivalents, end of period	$57.6	$—	$165.6	$—	$223.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in millions, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(121.3)	$273.8	$82.3	$—	$234.8

Cash flows from investing activities:
Capital expenditures	—	(32.8)	(7.4)	—	(40.2)
Proceeds from sale of property, plant and equipment	—	0.1	0.2	—	0.3
Other Investment	(5.0)	—	—	—	(5.0)
Acquisitions	—	(5.5)	(85.9)	—	(91.4)

Net cash used in investing activities	(5.0)	(38.2)	(93.1)	—	(136.3)

Cash flows from financing activities:
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Payments of long-term debt	—	(0.2)	—	—	(0.2)
Repurchase of common stock	(150.2)	—	—	—	(150.2)
Excess tax benefits from share-based compensation	—	0.4	—	—	0.4
Change in intercompany accounts	230.9	(235.8)	4.9	—	—

Net cash provided by (used in) financing activities	82.1	(235.6)	4.9	—	(148.6)

Effect of exchange rate changes	—	—	(9.0)	—	(9.0)
Net decrease in cash and equivalents	(44.2)	—	(14.9)	—	(59.1)
Cash and cash equivalents, beginning of period	70.7	—	135.5	—	206.2

Cash and cash equivalents, end of period	$26.5	$—	$120.6	$—	$147.1

Dresser-Rand Group Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2010, 2009 and 2008
($ in millions)

		Additions
	Beginning	Charges to					Ending
	Balance at	costs and	Charges to				Balance at
Description	01/01/10	expenses	other accounts		Deductions		12/31/2010

Allowance for losses on receivables	$14.4	$0.7	$—		$3.7	(a)	$11.4
Valuation allowance for deferred tax asset	11.4	3.5	0.2	(b)	—		$15.1

Notes:

(a)	- Impact of foreign exchange of $0.2 and write-off of bad debts of $3.5.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance at	costs and	Charges to				Balance at
Description	01/01/09	expenses	other accounts		Deductions		12/31/2009

Allowance for losses on receivables	$11.6	$4.7	$—		$1.9	(a)	$14.4
Valuation allowance for deferred tax asset	6.5	3.9	1.0	(b)	—		$11.4

Notes:

(a)	- Impact of foreign exchange of $(0.2) and write-off of bad debts of $2.1.

(b)	- Impact of foreign exchange.

		Additions
	Beginning	Charges to					Ending
	Balance at	costs and	Charges to				Balance at
Description	01/01/08	expenses	other accounts		Deductions		12/31/2008

Allowance for losses on receivables	$5.9	$7.6	$—		$1.9	(a)	$11.6
Valuation allowance for deferred tax asset	5.5	1.6	(0.6	)(b)	—		6.5

Notes:

(a)	- Impact of foreign exchange of $.7 and write-off of bad debts of $1.2.

(b)	- Impact of foreign exchange.

S-1