Form 10-Q
period 2011-03-31
Dresser-Rand Group Inc.
filed 2011-04-28
CIK 1316656

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from                      to
Commission file number 001-32586
Dresser-Rand Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1780492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West8 Tower, Suite 1000 10205 Westheimer Road Houston, TX, U.S.A	77042

112 Avenue Kleber Cedex 16, Paris, France	75784

(Addresses of principal executive offices)	(Zip Codes)
(713) 354-6100 (Houston)
33 156 26 7171 (Paris)
(Registrant’s telephone numbers, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $.01 par value, outstanding as of April 21, 2011, was 76,849,033.

DRESSER-RAND GROUP INC.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Statement of Income for the three months ended March 31, 2011 and 2010	3

Consolidated Balance Sheet at March 31, 2011 and December 31, 2010	4

Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010	5

Notes to Unaudited Consolidated Financial Statements at March 31, 2011	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	31

Signatures	32

Exhibits

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,
	2011	2010
	(Unaudited; $ in millions, except per
	share amounts)

Net sales of products	$253.4	$398.5
Net sales of services	100.8	103.6

Total revenues	354.2	502.1

Cost of products sold	178.2	287.1
Cost of services sold	75.4	72.9

Total cost of sales	253.6	360.0

Gross profit	100.6	142.1
Selling and administrative expenses	77.0	71.4
Research and development expenses	4.4	6.3

Income from operations	19.2	64.4

Interest expense, net	(15.0)	(8.2)
Early redemption premium on debt	(8.2)	—
Other income (expense), net	3.6	(16.2)

(Loss) income before income taxes	(0.4)	40.0
Provision for income taxes	1.2	17.7

Net (loss) income	(1.6)	22.3
Net loss attributable to noncontrolling interest	2.0	—

Net income attributable to Dresser-Rand	$0.4	$22.3

Net income per share
Basic	$0.01	$0.27

Diluted	$0.00	$0.27

Weighted average shares outstanding — (in thousands)
Basic	79,451	81,865

Diluted	80,249	82,243

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(Unaudited; $ in millions, except
	share amounts)
Assets
Current assets
Cash and cash equivalents	$294.9	$420.8
Accounts receivable, less allowance for losses of $11.1 at 2011 and $11.4 at 2010	278.6	303.5
Inventories, net	309.5	291.6
Prepaid expenses and other	66.8	36.5
Deferred income taxes, net	31.8	31.8

Total current assets	981.6	1,084.2
Property, plant and equipment, net	277.8	278.1
Goodwill	504.7	487.1
Intangible assets, net	423.1	426.0
Other assets	41.5	29.3

Total assets	$2,228.7	$2,304.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$371.2	$401.4
Customer advance payments	302.5	253.6
Accrued income taxes payable	21.8	14.1
Current portion of long-term debt	78.7	—

Total current liabilities	774.2	669.1
Deferred income taxes, net	23.1	25.9
Postemployment and other employee benefit liabilities	89.7	109.0
Long-term debt	535.0	370.0
Other noncurrent liabilities	44.3	43.4

Total liabilities	1,466.3	1,217.4

Commitments and contingencies (Notes 8 through 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,755,191 and 80,436,896 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	—	341.9
Retained earnings	777.6	784.8
Accumulated other comprehensive loss	(14.0)	(40.2)

Total Dresser-Rand stockholders’ equity	764.4	1,087.3
Noncontrolling interest	(2.0)	—

Total stockholders’ equity	762.4	1,087.3

Total liabilities and stockholders’ equity	$2,228.7	$2,304.7

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income attributable to Dresser-Rand	$0.4	$22.3
Adjustments to reconcile net income attributable to Dresser-Rand to net cash (used in) provided by operating activities
Depreciation and amortization	13.8	13.2
Deferred income taxes	0.3	0.5
Stock-based compensation	(0.1)	1.6
Excess tax benefits from share-based compensation	(3.4)	(0.6)
Amortization of debt financing costs	7.8	0.8
Provision for losses on inventory	0.4	1.2
Loss on sale of property, plant and equipment	0.1	0.2
Net income from equity investment	—	(0.1)
Working capital and other, net of acquisitions
Accounts receivable	29.4	31.1
Inventories	(14.8)	26.8
Accounts payable and accruals	(37.9)	(42.3)
Customer advances	44.4	(30.2)
Other	(44.9)	(0.5)

Net cash (used in) provided by operating activities	(4.5)	24.0

Cash flows from investing activities
Capital expenditures	(5.1)	(5.0)
Proceeds from sales of property, plant and equipment	—	0.1
Acquisitions, net of cash	—	(58.3)
Other investments	(6.3)	—

Net cash used in investing activities	(11.4)	(63.2)

Cash flows from financing activities
Proceeds from exercise of stock options	2.1	0.1
Proceeds from long-term debt	535.0	—
Excess tax benefits from share-based compensation	3.4	0.6
Repurchase of common stock	(355.0)	—
Payments for debt financing costs	(13.2)	—
Payments of long-term debt	(291.3)	(0.1)

Net cash (used in) provided by financing activities	(119.0)	0.6

Effect of exchange rate changes on cash and cash equivalents	9.0	(5.7)

Net decrease in cash and cash equivalents	(125.9)	(44.3)
Cash and cash equivalents, beginning of the period	420.8	223.2

Cash and cash equivalents, end of period	$294.9	$178.9

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
1. Basis of presentation
Unless the context otherwise indicates, the terms “we”, “our”, “us”, the “Company”, “Dresser-Rand” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and our other filings with the Securities and Exchange Commission. Operating results for the 2011 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Revenue Recognition
On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13 Multiple-Deliverable Revenue Arrangements. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and any required client acceptance has been obtained (or such provisions have lapsed), or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.
We enter into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying, erecting and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:
•	Vendor-specific objective evidence.
•	Third-party evidence if vendor-specific objective evidence is not available.
•
Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a standalone basis if neither vendor-specific objective evidence nor third party evidence is available.

Upon adoption of ASU 2009-13, we did not experience a material change in the timing of revenue recognition or the allocation of our units of accounting.
Our sales arrangements do not include a general right of return of the delivered unit(s). If it is determined that the separate deliverables do not have value on a stand-alone basis, the arrangement is accounted for as one unit of accounting, which results in revenue being recognized when the last undelivered unit is delivered.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
2. New accounting standards
On January 1, 2011, the Company adopted ASU 2010-28, Intangibles — Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. The adoption of ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.
On January 1, 2011, the Company adopted ASU 2010-29, which updates the guidance in Accounting Standards Codification(“ASC”) 805, Business Combinations. ASU 2010-29 clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.
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
The estimated fair values of the additional consideration for the LETT and TMFS acquisitions of $2.6 and $2.6, respectively, at March 31, 2011 are included as liabilities in the consolidated financial statements. Changes in the fair values since the date of acquisition are recognized immediately in the applicable consolidated statements of income until the contingencies are resolved.
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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

2010

Accounts receivable, net	$4.1
Inventory, net	2.5

Total current assets	6.6

Property, plant and equipment	12.9
Amortizable intangible assets	16.8
Goodwill	15.9

Total assets acquired	52.2
Accounts payable and accruals	1.3

Total liabilities assumed	1.3

Purchase price	50.9
Fair value of contingent consideration (non-cash)	(6.1)

Cash paid	$44.8

Pro forma financial information, assuming the acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods is not considered material. The results for the acquisitions have been included in our consolidated financial results since the date of each acquisition, and were not material to the results of operations for the three months ended March 31, 2011 and 2010.
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
In February 2011, the Company entered into an agreement to acquire a non-controlling interest in Echogen Power Systems, LLC (“Echogen”), a privately held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also acquired certain broad license rights in certain of the Company’s key industries and will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, the Company made an initial investment of $5.0 in February 2011 and a $1.3 license fee payment, and is required to make an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment will result in an ownership interest in Echogen of approximately 20%.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
4. Intangible assets and goodwill
The cost and related accumulated amortization of intangible assets were:

	March 31, 2011		Weighted	December 31, 2010
		Accumulated	Average		Accumulated
	Cost	Amortization	Useful Lives	Cost	Amortization
Trade names	$94.5	$14.9	39 years	$94.4	$14.2
Customer relationships	267.2	45.0	37 years	264.5	42.5
Software	30.6	19.6	10 years	30.6	18.8
Existing technology	145.1	35.8	24 years	145.0	34.2
Non-compete agreements	2.4	1.4	4 years	2.4	1.2

Total amortizable intangible assets	$539.8	$116.7		$536.9	$110.9

Intangible asset amortization expense was $5.2 and $5.1 for the three months ended March 31, 2011 and 2010, respectively.
The following table represents the changes in goodwill:

		Aftermarket
	New units	parts and services	Total
Balance, December 31, 2010	$151.3	$335.8	$487.1
Foreign currency adjustments	6.5	11.1	17.6

Balance, March 31, 2011	$157.8	$346.9	$504.7

5. Inventories
Inventories were as follows:

	March 31,	December 31,
	2011	2010

Raw materials	$47.9	$47.2
Finished parts	152.2	125.9
Work-in-process	408.1	327.6

	608.2	500.7
Less: Progress payments	(298.7)	(209.1)

Total inventories	$309.5	$291.6

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

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
6. Property, plant and equipment
Property, plant and equipment were comprised of the following:

	March 31,	December 31,
	2011	2010
Cost:
Land	$17.1	$16.7
Buildings and improvements	125.5	120.6
Machinery and equipment	318.7	314.2

	461.3	451.5
Less: Accumulated depreciation	(183.5)	(173.4)

Property, plant and equipment, net	$277.8	$278.1

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
The Company’s foreign currency derivative financial instruments are not designated as hedges for accounting purposes. The Company recognizes all derivatives in prepaid expenses or other accounts payable and accruals, as appropriate, on the balance sheet and measures them at fair value. Changes in the fair values of derivatives are immediately recognized in the consolidated statement of income as foreign currency income or loss in other income (expense).
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2011	2010

Foreign currency exchange contracts assets	$6.8	$3.7

Foreign currency exchange contracts liabilities	$2.6	$5.7

The net foreign currency gains (losses) recognized for forward currency contracts were $3.6, for the three months ended March 31, 2011, compared to ($16.1) for the three months ended March 31, 2010, and were included in other expense, net.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $25.5) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized gain was $0.3 at March 31, 2011.
The carrying values of cash, accounts receivable, short-term borrowings and accounts payable are reasonable estimates of their fair value due to the short-term nature of these instruments. The fair value of debt obligations as determined by quoted market prices as of March 31, 2011, was approximately $630.6.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:
Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
Input levels used for our fair value measurements are as follows:

Description	Disclosure	Input Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note 3	Level 3	Not applicable	Income approach using projected results and weighted average cost of capital
Long-term debt (note disclosure only)	Note 7	Level 1	Not applicable	Not applicable
Financial derivatives	Note 7	Level 2	Quoted market prices of similar assets or liabilities in active markets	Not applicable
8. Income taxes
We operate in numerous countries and tax jurisdictions around the world and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes.
Our estimated income tax provision for the three months ended March 31, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. Tax expense for the three months ended March 31, 2011 includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more likely than not that the Company’s position will not be sustained upon examination. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 which adversely affected the effective tax rate for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011, was also impacted by the relatively low amount of pre-tax income which exaggerates the impact of normally insignificant items.
9. Long-Term Debt
Senior Secured Credit Facility
On March 15, 2011, the Company and certain of its foreign subsidiaries entered into a credit agreement with a syndicate of lenders (the “Senior Secured Credit Facility”), and terminated its existing credit facility. The obligations of the Company under the Senior Secured Credit Facility are secured by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the three months ended March 31, 2011 includes $2.1 of accelerated amortization of deferred financing fees as a result of terminating our previous Senior Secured Credit Facility. In connection with entering into the Senior Secured Credit Facility, the Company incurred fees of $9.5 which are being amortized on the interest method over the term of the Senior Secured Credit Facility.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
The Senior Secured Credit Facility consists of a $600.0 revolving credit facility and a $400.0 term loan facility. The term loan facility provides for an initial draw in the amount of $160.0 and one additional delayed draw of up to the remaining $240.0 commitment that may be initiated by the Company any time on or prior to July 13, 2011 (the delayed draw availability period). At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding immediately following the end of the delayed draw availability period. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At March 31, 2011, term loan borrowings totaled $160.0 and there were no borrowings outstanding under the revolving credit facility. The Company had issued $180.0 of letters of credit under the revolving credit facility at March 31, 2011. In addition to these letters of credit, $125.9 of letters of credit and bank guarantees were outstanding at March 31, 2011, which were issued by banks offering uncommitted lines of credit.
Revolving and term loan borrowings under the Senior Secured Credit Facility bear interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 2.00% to 2.75%, depending on the Company’s leverage ratio, plus a LIBOR rate determined by reference to the costs of funds for the offering of deposits in U.S. dollars (or with respect to Euro-denominated borrowings only, the costs of funds for the offering of deposits in Euros) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a rate equal to an applicable margin ranging from 1.00% to 1.75%, depending on the Company’s leverage ratio plus a base rate determined by reference to the highest of (1) the rate that the administrative agent announces from time to time as its base commercial lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the adjusted LIBOR rate for a one month period plus 1%.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate ranging from 0.375% to 0.50% per annum depending on the Company’s leverage ratio. The Company will also pay letter of credit fees equal to an applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each financial letter of credit, and a rate ranging from 1.20% to 1.65% on the face amount of each performance letter of credit.
The Senior Secured Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s Senior Subordinated Notes that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default.
Senior Subordinated Notes
On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 outstanding 7 3/8% Senior Subordinated Notes, which mature on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011 equal to the principal amount of the notes plus 2.80%, and accrued interest. As of March 31, 2011, $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. In connection with the tender offer, the Company recorded non-operating expense of approximately $8.2 for early redemption premiums. Interest expense for the three months ended March 31, 2011 includes $5.1 of accelerated amortization of deferred financing fees as a result of executing the cash tender offer to purchase our outstanding 7 3/8% Senior Subordinated Notes. Also, on March 21, 2011, the Company announced the redemption of all of the remaining 7 3/8% notes at the call price of 102.458% of the face amount of notes. This redemption was completed on April 22, 2011 and resulted in a call premium of approximately $1.9 and the acceleration of deferred financing fees of approximately $1.3, which will be recorded in the three months ended June 30, 2011. Following the redemption, the 7 3/8% Senior Subordinated Notes are no longer outstanding.
On March 22, 2011, the Company issued $375.0 of new Senior Subordinated Notes, which bear interest at a rate of 6 1/2%. The new notes will mature on May 1, 2021. The Company may redeem any of the notes beginning on May 1, 2016 at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6 1/2 % Senior Subordinated Notes, the Company incurred fees of $3.7, which are being amortized on the interest method over the term of the notes.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
All of the Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank secondary to the Company’s Senior Secured Credit Facility. The Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers.
The most restrictive covenant under the Company’s Senior Secured Credit Facility and the indenture governing the Senior Subordinated Notes allows dividends to be paid or its shares to be repurchased and redeemed in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010 and ending on the day of the most recently ended fiscal quarter. The limitation on shares to be repurchased under this covenant excludes the accelerated share acquisition programs that were executed on March 15 and March 22, 2011 (Note 15).
10. Pension plans
The components of net pension expense were as follows:

	Three months ended March 31,
	2011	2010

Service cost	$2.0	$1.9
Interest cost	5.0	5.2
Expected return on plan assets	(5.4)	(5.2)
Amortization of prior service cost	0.3	0.3
Amortization of net actuarial loss	0.6	0.7

Net pension expense	$2.5	$2.9

During the three months ended March 31, 2011 and 2010 the Company made pension contributions of $22.2 and $4.7, respectively.
11. Postretirement benefits other than pensions
The components of net periodic postretirement benefits income for such plans were as follows:

	Three months ended March 31,
	2011	2010
Interest cost	$0.2	$0.2
Amortization of prior service credit	(0.4)	(2.3)
Amortization of net actuarial loss	0.2	0.4

Net post-retirement benefits income	$—	$(1.7)

12. Commitments and contingencies (£ in millions)
We are involved in various litigation, claims and administrative proceedings, arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals, with respect to these currently known contingencies, would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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
Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December 2007, that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.
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
During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.
On March 3, 2011, the Company signed a Share Purchase Agreement (“SPA”) to acquire Grupo Guascor S.L. (“GG”) for an enterprise value of €500.0 ($690.0) in a cash and stock transaction. GG is a privately held company headquartered in Vitoria-Gasteiz, Spain with operations in Spain, Italy and Brazil. GG’s Spanish GAAP revenues for 2010 were approximately €312.0 ($413.5), and as of December 31, 2010, it held Spanish GAAP total assets of approximately €417.9 ($553.8). GG is a supplier of diesel and gas engines providing customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. GG also has substantial experience in bio-energy and distributed generation applications. The enterprise value includes the assumption of approximately €125.0 ($172.0) of net debt. Closing of the transaction is currently planned to occur in the second quarter of 2011 but is subject to various closing conditions, including receipt of a variety of regulatory approvals, licenses and clearances, which may not be satisfactorily obtained. Under the terms of the SPA, Dresser-Rand will pay the sellers cash of approximately $283.0 and will issue approximately 5.0 million shares of Dresser-Rand common stock. In accordance with the SPA, the number of shares to be issued was determined based on a volume weighted closing price of $46.75 per share for the 20 trading days prior to March 1, 2011.
13. Warranty accruals
We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.
The following table represents the changes in the product warranty liability:

	Three months ended March 31,
	2011	2010

Beginning balance	$28.2	$39.2
Provisions for warranties issued during the period	2.3	3.8
Adjustments to warranties issued in prior periods	(2.3)	0.3
Payments during period	(3.8)	(5.1)
Foreign currency adjustments	0.6	(0.9)

Ending balance	$25.0	$37.3

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
14. Segment information
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
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses and research and development expenses. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.
Segment results for the three months ended March 31, 2011, and 2010 were as follows:

	Three months ended March 31,
	2011	2010
Revenues
New units	$144.9	$285.1
Aftermarket parts and services	209.3	217.0

Total revenues	$354.2	$502.1

Operating Income
New units	$13.5	$40.3
Aftermarket parts and services	28.9	45.9
Unallocated	(23.2)	(21.8)

Total operating income	$19.2	$64.4

Depreciation and Amortization
New units	$5.5	$7.4
Aftermarket parts and services	8.3	5.8

Total depreciation and amortization	$13.8	$13.2

Assets (including Goodwill)
New units	$333.9	$320.5
Aftermarket parts and services	751.7	743.8
Unallocated	1,143.1	985.7

Total assets	$2,228.7	$2,050.0

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
15. Stockholders’ equity
Changes in stockholders’ equity for three months ended March 31, 2011 and 2010, were:

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Noncontrolling
	Stock	Paid-in Capital	Earnings	(Loss) Income	Interest	Total
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based employee compensation	—	5.5	—	—	—	5.5
Stock repurchase	—	(347.4)	(7.6)	—	—	(355.0)
Net income (loss)	—	—	0.4	—	(2.0)	(1.6)
Other comprehensive income
Foreign currency adjustments	—	—	—	25.4	—	25.4
Unrealized gain on derivatives, net of $0.2 tax	—	—	—	0.4	—	0.4
Pension and other postretirement benefit plans amortization — net of $0.3 tax	—	—	—	0.4	—	0.4

At March 31, 2011	$0.8	$—	$777.6	$(14.0)	$(2.0)	$762.4

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid-in Capital	Earnings	(Loss) Income	Total
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$1,012.6
Stock-based employee compensation	—	2.2	—	—	2.2
Net income	—	—	22.3	—	22.3
Other comprehensive income (loss)
Foreign currency adjustments	—	—	—	(19.2)	(19.2)
Unrealized loss on derivatives, net of $0.1 tax	—	—	—	(0.2)	(0.2)
Pension and other postretirement benefit plans amortization — net of $0.3 tax	—	—	—	(0.6)	(0.6)

At March 31, 2010	$0.8	$398.8	$660.4	$(42.9)	$1,017.1

The components of total comprehensive income were as follows:

	Three months ended March 31,
	2011	2010

Net income attributable to Dresser-Rand	$0.4	$22.3
Other comprehensive income (loss)
Foreign currency adjustments	25.4	(19.2)
Unrealized gain on derivatives, net of $0.2 tax	0.4	(0.2)
Pension and other postretirement benefit plans amortization — net of $0.3 tax	0.4	(0.6)

Other comprehensive income attributable to Dresser-Rand	26.6	2.3
Other comprehensive income attributable to noncontrolling interest	(2.0)	—

Total comprehensive income	$24.6	$2.3

During the three months ended March 31, 2011, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 167,703 shares of common stock and grants of 281,348 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. Stock Incentive Plan. Additionally, the Compensation Committee approved the issuance of performance restricted stock units (“PRSUs”) with a target grant amount of 55,770 restricted shares. PRSUs vest ratably between 16.67% and 50.00% annually over a three-year period to the extent that the percentile rank of the shareholder return of the Company’s stock is between the 25th percentile and the 75th percentile of a selected peer group. Additionally, Directors were granted 17,437 shares of restricted stock that will vest in one year.
On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of its common stock. The repurchases may be made from time to time and in such amounts, as management deems appropriate and have been funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility.
On March 15, 2011, the Company entered into a collared accelerated share acquisition program under which it paid $275.0 to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $275.0 purchase price by the volume-weighted average trading prices of shares of common stock during a valuation period, minus a fixed discount and subject to a minimum and maximum price set during a hedging period. The program is expected to be completed in the fourth quarter of 2011.

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
On March 22, 2011, the Company entered into an un-collared accelerated share acquisition program under which it paid $80.0 to repurchase shares of common stock in a share forward transaction. The total number of shares purchased will be determined by dividing the $80.0 purchase price by the volume-weighted average trading prices of shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed in the fourth quarter of 2011.
Outstanding shares used to calculate earnings per share are reduced by the number of shares repurchased when they are delivered, and the total $355.0 purchase price of the programs was recorded as a reduction in shareholders’ equity upon its prepayment. The Company received 4,870,186 shares in March 2011 and an additional 1,013,691 shares in April 2011 at the end of the hedging period. The Company will receive additional repurchased shares above the minimum , if any, at the end of the valuation periods, which will continue until the programs are completed.
16. Supplemental guarantor financial information
The following wholly owned subsidiaries have guaranteed the Company’s Senior Subordinated Notes on a full, unconditional and joint and several basis: Dresser-Rand LLC, Dresser-Rand Power LLC, Dresser-Rand Company, D-R Steam LLC and Dresser-Rand Global Services LLC (“Subsidiary Guarantors”). The statements of cash flows for the three months ended March 31, 2010 include certain corrections as follows: (a) a reclassification of $34.2 from the Subsidiary Non-Guarantors to the Subsidiary Guarantors to correctly classify cash flows from operations (b) a reclassification of $34.2 from the Issuer to the Subsidiary Guarantors to correctly classify cash used in acquisitions, and (c) reclassifications to reflect (a) and (b) above as having been financed through intercompany account activity. These reclassifications reflect the acquisitions as having been executed by the subsidiaries with cash transferred from the issuer rather than being executed by the issuer with the acquired assets subsequently transferred to the subsidiaries.
The Company’s U.S income tax liabilities are accounted for by the Issuer (Dresser-Rand Group Inc.). Each quarter, the Company recognizes an income tax expense and related income tax liability for the Subsidiary Guarantors’ and Subsidiary Non-Guarantors’ portion of U.S. pre-tax earnings. Periodically, the income tax liability balances are transferred to an intercompany account. The amounts transferred for the three months ended March 31, 2011 and 2010 were $76.1 and $119.0, respectively.
The following condensed consolidated financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, presents statements of income for the three months ended March 31, 2011, and 2010, balance sheets at March 31, 2011, and December 31, 2010, and statements of cash flows for the three months ended March 31, 2011, and 2010.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the quarter ended March 31, 2011

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$206.4	$191.2	$(43.4)	$354.2
Cost of sales	—	144.6	139.4	(30.4)	253.6

Gross profit	—	61.8	51.8	(13.0)	100.6
Selling and administrative expenses	40.2	16.6	29.3	(9.1)	77.0
Research and development expenses	—	3.5	0.9	—	4.4

(Loss) income from operations	(40.2)	41.7	21.6	(3.9)	19.2
Equity earnings in affiliates	34.9	4.9	—	(39.8)	—
Interest (expense) income, net	(15.2)	—	0.2	—	(15.0)
Intercompany interest and fees	4.4	(0.6)	(3.8)	—	—
Early redemption premium on debt	(8.2)	—	—	—	(8.2)
Other income, net	4.7	0.4	(1.5)	—	3.6

(Loss) income before income taxes	(19.6)	46.4	16.5	(43.7)	(0.4)
(Benefit) provision for income taxes	(20.0)	15.3	5.9	—	1.2

Net income (loss)	0.4	31.1	10.6	(43.7)	(1.6)
Net loss attributable to noncontrolling interest	—	—	2.0	—	2.0

Net income attributable to Dresser-Rand	$0.4	$31.1	$12.6	$(43.7)	$0.4

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$247.2	$301.6	$(46.7)	$502.1
Cost of sales	—	180.7	217.0	(37.7)	360.0

Gross profit	—	66.5	84.6	(9.0)	142.1
Selling and administrative expenses	35.2	12.7	31.3	(7.8)	71.4
Research and development expenses	—	5.2	1.1	—	6.3

(Loss) income from operations	(35.2)	48.6	52.2	(1.2)	64.4
Equity earnings in affiliates	39.9	3.7	—	(43.6)	—
Interest expense, net	(7.8)	—	(0.4)	—	(8.2)
Intercompany interest and fees	14.2	(1.9)	(12.3)	—	—
Other income (expense), net	2.0	—	(18.2)	—	(16.2)

Income before income taxes	13.1	50.4	21.3	(44.8)	40.0
(Benefit) provision for income taxes	(9.2)	17.2	9.7	—	17.7

Net income	$22.3	$33.2	$11.6	$(44.8)	$22.3

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$44.8	$—	$250.1	$—	$294.9
Accounts receivables, net	—	118.0	160.6	—	278.6
Inventories, net	—	205.5	113.8	(9.8)	309.5
Prepaid and other expenses and deferred income taxes	39.2	1.4	58.0	—	98.6

Total current assets	84.0	324.9	582.5	(9.8)	981.6
Investment in affiliates	2,174.2	89.9	—	(2,264.1)	—
Property, plant, and equipment, net	—	177.8	100.0	—	277.8
Goodwill and Intangible assets, net	—	439.1	488.7	—	927.8
Other assets	39.6	0.2	1.7	—	41.5

Total assets	$2,297.8	$1,031.9	$1,172.9	$(2,273.9)	$2,228.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$9.9	$336.7	$348.9	$—	$695.5
Current portion of long-term debt	78.7	—	—	—	78.7

Total current liabilities	88.6	336.7	348.9	—	774.2
Long-term debt	535.0	—	—	—	535.0
Intercompany accounts	886.0	(947.8)	61.8	—	—
Other noncurrent liabilities	23.8	77.7	55.6	—	157.1

Total liabilities	1,533.4	(533.4)	466.3	—	1,466.3

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	763.6	1,565.3	708.6	(2,273.9)	763.6

Total Dresser-Rand stockholders’ equity	764.4	1,565.3	708.6	(2,273.9)	764.4
Noncontrolling interest	—	—	(2.0)	—	(2.0)

Total stockholders’ equity	764.4	1,565.3	706.6	(2,273.9)	762.4

Total liabilities and stockholders’ equity	$2,297.8	$1,031.9	$1,172.9	$(2,273.9)	$2,228.7

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$182.9	$—	$237.9	$—	$420.8
Accounts receivables, net	—	138.9	164.6	—	303.5
Inventories, net	—	185.5	114.7	(8.6)	291.6
Prepaid and other expenses and deferred income taxes	19.7	4.2	44.4	—	68.3

Total current assets	202.6	328.6	561.6	(8.6)	1,084.2
Investment in affiliates	2,110.7	83.7	—	(2,194.4)	—
Property, plant and equipment, net	—	181.3	96.8	—	278.1
Goodwill and intangible assets, net	—	443.2	469.9	—	913.1
Other assets	27.7	0.3	1.3	—	29.3

Total assets	$2,341.0	$1,037.1	$1,129.6	$(2,203.0)	$2,304.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(39.2)	$387.1	$321.2	$—	$669.1

Total current liabilities	(39.2)	387.1	321.2	—	669.1
Long-term debt	370.0	—	—	—	370.0
Intercompany accounts	902.3	(978.3)	76.0	—	—
Other noncurrent liabilities	20.6	95.1	62.6	—	178.3

Total liabilities	1,253.7	(496.1)	459.8	—	1,217.4

Common stock	0.8	—	—	—	0.8
Other stockholders’ equity	1,086.5	1,533.2	669.8	(2,203.0)	1,086.5

Total stockholders’ equity	1,087.3	1,533.2	669.8	(2,203.0)	1,087.3

Total liabilities and stockholders’ equity	$2,341.0	$1,037.1	$1,129.6	$(2,203.0)	$2,304.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the quarter ended March 31, 2011

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$7.0	$(32.0)	$20.5	$—	$(4.5)

Cash flows from investing activities:
Capital expenditures	—	(1.9)	(3.2)	—	(5.1)
Other investments	(6.3)	—	—	—	(6.3)

Net cash used in investing activities	(6.3)	(1.9)	(3.2)	—	(11.4)

Cash flows from financing activities:
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Proceeds from long-term debt	535.0				535.0
Excess tax benefits from share-based compensation	—	3.4	—	—	3.4
Purchase of treasury stock	(355.0)	—	—	—	(355.0)
Payments for debt financing costs	(13.2)	—	—	—	(13.2)
Payments of long-term debt	(291.3)	—	—	—	(291.3)
Change in intercompany accounts	(16.4)	30.5	(14.1)	—	—

Net cash (used in) provided by financing activities	(138.8)	33.9	(14.1)	—	(119.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	9.0	—	9.0
Net (decrease) increase in cash and equivalents	(138.1)	—	12.2	—	(125.9)
Cash and cash equivalents, beginning of period	182.9	—	237.9	—	420.8

Cash and cash equivalents, end of period	$44.8	$—	$250.1	$—	$294.9

DRESSER-RAND GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
($ in millions, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$84.4	$(36.3)	$(24.1)	$—	$24.0

Cash flows from investing activities
Capital expenditures	—	(3.5)	(1.5)	—	(5.0)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Acquisitions, net of cash	—	(34.2)	(24.1)		(58.3)

Net cash used in investing activities	—	(37.6)	(25.6)	—	(63.2)

Cash flows from financing activities
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Excess tax benefits from share-based compensation	—	0.6	—	—	0.6
Payment of long-term debt	—	(0.1)	—	—	(0.1)
Change in intercompany accounts	(128.7)	73.4	55.3	—	—

Net cash (used in) provided by financing activities	(128.6)	73.9	55.3	—	0.6

Effect of exchange rate changes	—	—	(5.7)	—	(5.7)
Net decrease in cash and equivalents	(44.2)	—	(0.1)	—	(44.3)
Cash and cash equivalents, beginning of period	57.6	—	165.6	—	223.2

Cash and cash equivalents, end of period	$13.4	$—	$165.5	$—	$178.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)
Overview
We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. Our products are used for applications that include oil and gas production and gas lift; high-pressure gas injection and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications in several environmental markets such as biomass (including paper, sugar and palm oil), combined heat and power, and waste-to-energy. Our products are also used in general industrial markets such as non-ferrous metals and steel. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, gas turbine services, technical support and other extended services.
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
From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage and transmission infrastructure; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation.
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
Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, and research and development expenses. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories, and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment, and intangible assets.

Results of Operations
Three months ended March 31, 2011, compared to the three months ended March 31, 2010:

	Three months ended March 31,		Three months ended March 31,		Period to Period Change
	2011		2010		2010 to 2011	% Change
Statement of Operations Data:

Total revenues	$354.2	100.0%	$502.1	100.0%	$(147.9)	(29.5)%
Cost of sales	253.6	71.6	360.0	71.7	(106.4)	(29.6)%

Gross profit	100.6	28.4	142.1	28.3	(41.5)	(29.2)%
Selling and administrative expenses	77.0	21.7	71.4	14.2	5.6	7.8%
Research and development expenses	4.4	1.2	6.3	1.3	(1.9)	(30.2)%

Operating income	19.2	5.5	64.4	12.8	(45.2)	(70.2)%
Interest expense, net	(15.0)	(4.2)	(8.2)	(1.6)	(6.8)	82.9%
Early redemption premium on debt	(8.2)	(2.3)	—	—	(8.2)	NM
Other income (expense), net	3.6	0.9	(16.2)	(3.2)	19.8	(122.2)%

(Loss) income before income taxes	(0.4)	(0.1)	40.0	8.0	(40.4)	(101.0)%
Provision for income taxes	1.2	(0.3)	17.7	3.5	(16.5)	(93.2)%

Net (loss) income	(1.6)	(0.4)	22.3	4.5	(23.9)	(107.2)%
Net loss attributable to noncontrolling interest	2.0	0.5	—	—	2.0	NM

Net income attributable to Dresser-Rand	0.4	0.1%	22.3	4.5%	(21.9)	(98.2)%

Bookings	$522.3		$565.3		$(43.0)	(7.6)%

Backlog — ending	$2,151.7		$1,748.1		$403.6	23.1%

Total revenues. Total revenues were $354.2 for the three months ended March 31, 2011, compared to $502.1 for the three months ended March 31, 2010, a decrease of $147.9 or 29.5%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the three months ended March 31, 2011, than the three months ended March 31, 2010, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments.
Cost of sales. Cost of sales was $253.6 for the three months ended March 31, 2011, compared to $360.0 for the three months ended March 31, 2010. As a percentage of revenues, cost of sales was 71.6% for the three months ended March 31, 2011, which was comparable to 71.7% for the three months ended March 31, 2010. We experienced lower commodity prices in the three months ended March 31, 2010 than in the three months ended March 31, 2011. We were able to compensate for higher commodity prices, with a shift in mix from our lower margin new units segment to our higher margin aftermarket segment in the three months ended March 31, 2011 and productivity improvements.
Gross profit. Gross profit was $100.6 for the three months ended March 31, 2011, compared to $142.1 for the three months ended March 31, 2010. As a percentage of revenues, gross profit was 28.4% for the three months ended March 31, 2011, compared to 28.3% for the three months ended March 31, 2010. Gross profit percentages remained comparable primarily for the reasons discussed above.
Selling and administrative expenses. Selling and administrative expenses were $77.0 for the three months ended March 31, 2011, compared to $71.4 for the three months ended March 31, 2010. The increase in selling and administrative expenses for the three months ended March 31, 2011, is primarily attributable to due diligence costs associated with our announced acquisition of Grupo Guascor S.L. of approximately $5.0. As a percentage of revenues, selling and administrative expenses increased to 21.7% from 14.2% as a result of these factors and lower revenues discussed above.
Research and development expenses. Research and development expenses for the three months ended March 31, 2011, were $4.4 compared to $6.3 for the three months ended March 31, 2010. Research and development expenses decreased in the three months ended March 31, 2011, principally as a result of the timing of expenditures. We expect research and development expenditures for the full year to exceed 2010 research and development expenditures as we continue to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (ICS), Liquefied Natural Gas (LNG) and steam turbines, as well as expanding the portfolio of projects focused on product enhancements.
Operating income. Operating income was $19.2 for the three months ended March 31, 2011, compared to $64.4 for the three months ended March 31, 2010, a decrease of $45.2. As a percentage of revenues, operating income for the three months ended March 31, 2011 was 5.5%, compared to 12.8% for the three months ended March 31, 2010. The decrease was primarily attributable to the factors discussed above.

Interest expense, net. Interest expense, net was $15.0 for the three months ended March 31, 2011, compared to $8.2 for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 includes $7.2 of accelerated amortization of deferred financing fees as a result of terminating our previous Senior Secured Credit Facility and executing the cash tender offer to purchase our outstanding 7 3/8% Senior Subordinated Notes.
Early redemption premium on debt. We incurred a prepayment premium of $8.2 as a result of executing the cash tender offer to purchase our outstanding 7 3/8% Senior Subordinated Notes.
Other income (expense), net. Other income, net was $3.6 for the three months ended March 31, 2011, compared to other expense, net of ($16.2) for the three months ended March 31, 2010. Other income (expense), net consists primarily of net currency gains and losses. Other income (expense), net for the three months ended March 31, 2010 also includes a non-deductible foreign exchange loss of approximately $13.6 resulting from the devaluation of the Venezuelan bolivar on January 8, 2010.
Provision for income taxes. Provision for income taxes was $1.2 for the three months ended March 31, 2011, and $17.7 for the three months ended March 31, 2010. Our estimated income tax provision for the three months ended March 31, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. Tax expense for the three months ended March 31, 2011 includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more likely than not that the Company’s position will not be sustained upon examination through any appeals or litigation processes. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6, which adversely affected the effective tax rate for the three months ended March 31, 2010.
Non-controlling interest. Non-controlling interest includes other owners’ share of net losses in consolidated entities that are not 100% owned by us.
Bookings and backlog. Bookings for the three months ended March 31, 2011, were $522.3 compared to $565.3 for the three months ended March 31, 2010, a decrease of $43.0 or 7.6%, which reflects the varying size and timing of bookings inherent in the new units business. Backlog was $2,151.7 at March 31, 2011, compared to $1,748.1 at March 31, 2010.
Segment Analysis — three months ended March 31, 2011, compared to three months ended March 31, 2010:

	Three months ended March 31,				Period to Period Change
	2011		2010		2010 to 2011	% Change
Revenues
New units	$144.9	40.9%	$285.1	56.8%	$(140.2)	(49.2)%
Aftermarket parts and services	209.3	59.1%	217.0	43.2%	(7.7)	(3.5)%

Total revenues	$354.2	100.0%	$502.1	100.0%	$(147.9)	(29.5)%

Gross profit
New units	$31.6		$63.4		$(31.8)	(50.2)%
Aftermarket parts and services	69.0		78.7		(9.7)	(12.3)%

Total gross profit	$100.6		$142.1		$(41.5)	(29.2)%

Operating income
New units	$13.5		$40.3		$(26.8)	(66.5)%
Aftermarket parts and services	28.9		45.9		(17.0)	(37.0)%
Unallocated	(23.2)		(21.8)		(1.4)	6.4%

Total operating income	$19.2		$64.4		$(45.2)	(70.2)%

Bookings
New units	$259.5		$301.3		$(41.8)	(13.9)%
Aftermarket parts and services	262.8		264.0		(1.2)	(0.5)%

Total bookings	$522.3		$565.3		$(43.0)	(7.6)%

Backlog — ending
New units	$1,747.7		$1,368.4		$379.3	27.7%
Aftermarket parts and services	404.0		379.7		24.3	6.4%

Total backlog	$2,151.7		$1,748.1		$403.6	23.1%

New Units
Revenues. New units revenues were $144.9 for the three months ended March 31, 2011, compared to $285.1 for the three months ended March 31, 2010, a decrease of $140.2 or 49.2%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments. Cycle times from order entry to completion for products in this segment are currently averaging 12 to 15 months.
Gross profit. Gross profit was $31.6 for the three months ended March 31, 2011, compared to $63.4 for the three months ended March 31, 2010. Gross profit, as a percentage of segment revenues, was 21.8% for the three months ended March 31, 2011 compared to 22.2% for the three months ended March 31, 2010. We experienced lower commodity prices in the three months ended March 31, 2010 than in the three months ended March 31, 2011. We were able to partially compensate for higher commodity prices with productivity improvements in the three months ended March 31, 2011.
Operating income. Operating income was $13.5 for the three months ended March 31, 2011, compared to $40.3 for the three months ended March 31, 2010. As a percentage of segment revenues, operating income was 9.3% for the three months ended March 31, 2011, compared to 14.1% for the three months ended March 31, 2010. The decrease in operating income and operating income as a percentage of segment revenues resulted primarily from the factors discussed above.
Bookings and Backlog. New units bookings for the three months ended March 31, 2011, were $259.5 compared to $301.3 for the three months ended March 31, 2010, which reflects the varying size and timing of bookings inherent in the new units business. The backlog was $1,747.7 at March 31, 2011, compared to $1,368.4 at March 31, 2010.
Aftermarket Parts and Services
Revenues. Aftermarket parts and services revenues were $209.3 for the three months ended March 31, 2011, compared to $217.0 for the three months ended March 31, 2010, a decrease of $7.7 or 3.5%. The decrease in aftermarket parts and services segment revenues was the result of lower bookings because of the timing of bookings in the fourth quarter of 2010 and the cycle times necessary to convert those orders to shipments. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.
Gross profit. Gross profit was $69.0 for the three months ended March 31, 2011, compared to $78.7 for the three months ended March 31, 2010. Gross profit as a percentage of segment revenues for the three months ended March 31, 2011 of 33.0% declined from 36.3% for the three months ended March 31, 2010 principally as a result of lower volume and unfavorable mix.
Operating income. Operating income was $28.9 for the three months ended March 31, 2011, compared to $45.9 for the three months ended March 31, 2010. As a percentage of segment revenues, operating income decreased to 13.8% for the three months ended March 31, 2011, from 21.2% for the three months ended March 31, 2010. The decline in operating income and operating income as a percentage of segment revenues was the result of the factors discussed above as well as a significantly higher allocation of factory fixed costs to the aftermarket segment as a result of the significant decline of new units revenues.
Bookings and Backlog. Bookings for the three months ended March 31, 2011 were $262.8, compared to $264.0 for the three months ended March 31, 2010. Backlog was $404.0 as of March 31, 2011, compared to $379.7 at March 31, 2010.
Liquidity and Capital Resources (€ in millions)
Net cash used in operating activities for the three months ended March 31, 2011 was $4.5 compared to net cash provided by operating activities of $24.0 for the three months ended March 31, 2010. From December 31, 2010, to March 31, 2011, our investment in net working capital decreased by approximately $21.1 compared to an increase of $14.6 in the three months ended March 31, 2010. Accounts receivable declined principally as a result of lower business activity in the three months ended March 31, 2011. As a result of the high level of bookings in the fourth quarter of 2010, we received a significant amount of customer advances and progress payments in the three months ended March 31, 2011 to fund the necessary buildup of inventory for future shipments. Accounts payable and accruals have declined principally as a result of the timing of payments. In addition, we made $22.2 of pension contributions in the three months ended March 31, 2011 in accordance with our funding policy.

Net cash used in investing activities was $11.4 for the three months ended March 31, 2011, compared to $63.2 for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2011, includes capital expenditures of $5.1 which is comparable to the same period in 2010. In February 2011, we entered into an agreement to acquire a non-controlling interest in Echogen Power Systems, LLC (“Echogen”), a privately held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. We also acquired certain broad license rights in certain of our key industries and will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, we made an initial investment of $5.0 in February 2011 and a $1.3 license fee payment, and are required to make an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment will result in an ownership interest in Echogen of approximately 20%.
Cash used in investing activities for the three months ended March 31, 2010, includes $34.2 related to the acquisition of certain assets of Leading Edge Turbine Technologies, Inc. and the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd.
On March 3, 2011, the Company signed a Share Purchase Agreement (“SPA”) to acquire Grupo Guascor S.L. (“GG”) for an enterprise value of €500.0 ($690.0) in a cash and stock transaction. GG is a privately held company headquartered in Vitoria-Gasteiz, Spain with operations in Spain, Italy and Brazil. GG’s Spanish GAAP revenues for 2010 were approximately €312.0 ($413.5), and as of December 31, 2010, it held Spanish GAAP total assets of approximately €417.9 ($553.8). GG is a supplier of diesel and gas engines providing customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. GG also has substantial experience in bio-energy and distributed generation applications. The enterprise value includes the assumption of approximately € 125.0 ($172.0) of net debt. Closing of the transaction is currently planned to occur in the second quarter of 2011 but is subject to various closing conditions, including receipt of a variety of regulatory approvals, licenses and clearances, which may not be satisfactorily obtained. Under the terms of the SPA, Dresser-Rand will pay the sellers cash of approximately $283.0 and will issue approximately 5.0 million Dresser-Rand common shares. In accordance with the SPA, the number of shares issued was determined based on a volume weighted closing price of $46.75 per share for the 20 trading days prior to March 1, 2011.
Net cash used in financing activities was $119.0 for the three months ended March 31, 2011 compared to net cash provided of $0.6 in the same period for 2010.
On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of its common stock. The repurchases may be made from time to time and in such amounts, as management deems appropriate and have been funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility.
On March 15, 2011, the Company entered into a collared accelerated share acquisition program under which it paid $275.0 to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $275.0 purchase price by the volume-weighted average trading prices of shares of common stock during a valuation period, minus a fixed discount and subject to a minimum and maximum price set during a hedging period. The program is expected to be completed in the fourth quarter of 2011.
On March 22, 2011, the Company entered into an un-collared accelerated share acquisition program under which it paid $80.0 to repurchase shares of common stock in a share forward transaction. The total number of shares purchased will be determined by dividing the $80.0 purchase price by the volume-weighted average trading prices of shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed in the fourth quarter of 2011.
Senior Secured Credit Facility
On March 15, 2011, the Company and certain of its foreign subsidiaries entered into a credit agreement with a syndicate of lenders (the “Senior Secured Credit Facility”), and terminated its existing credit facility. The obligations of the Company under the Senior Secured Credit Facility are secured by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the three months ended March 31, 2011 includes $2.1 of accelerated amortization of deferred financing fees as a result of terminating our previous Senior Secured Credit Facility. In connection with entering into the Senior Secured Credit Facility, the Company incurred fees of $9.5 which are being amortized on the interest method over the term of the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a $600.0 revolving credit facility and a $400.0 term loan facility. The term loan facility provides for an initial draw in the amount of $160.0 and one additional delayed draw of up to the remaining $240.0 commitment that may be initiated by the Company any time on or prior to July 13, 2011 (the delayed draw availability period). At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding immediately following the end of the delayed draw availability period. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At March 31, 2011, term loan borrowings totaled $160.0 and there were no borrowings outstanding under the revolving credit facility.
Revolving and term loan borrowings under the Senior Secured Credit Facility bear interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 2.00% to 2.75%, depending on the Company’s leverage ratio, plus a LIBOR rate determined by reference to the costs of funds for the offering of deposits in U.S. dollars (or with respect to Euro-denominated borrowings only, the costs of funds for the offering of deposits in Euros) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a rate equal to an applicable margin ranging from 1.00% to 1.75%, depending on the Company’s leverage ratio plus a base rate determined by reference to the highest of (1) the rate that the administrative agent announces from time to time as its base commercial lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the adjusted LIBOR rate for a one month period plus 1%.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate ranging from 0.375% to 0.50% per annum depending on the Company’s leverage ratio. The Company will also pay letter of credit fees equal to an applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each financial letter of credit, and a rate ranging from 1.20% to 1.65% on the face amount of each performance letter of credit.
The Senior Secured Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s Senior Subordinated Notes that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default.
Senior Subordinated Notes
On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 outstanding 7 3/8% Senior Subordinated Notes, which mature on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011 equal to the principal amount of the notes plus 2.80%, and accrued interest. As of March 31, 2011, $291.3 of notes were tendered in the tender offer and redeemed by the Company. In connection with the tender offer, the Company recorded non-operating expense of approximately $8.2 for early redemption premiums. Interest expense for the three months ended March 31, 2011 includes $5.1 of accelerated amortization of deferred financing fees as a result of executing the cash tender offer to purchase our outstanding 7 3/8% Senior Subordinated Notes. Also, on March 22, 2011, the Company announced the redemption of all of the remaining 7 3/8% notes at the call price of 102.458% of the face amount of notes. This redemption was completed on April 22, 2011 and resulted in a call premium of approximately $1.9 and the acceleration of deferred financing fees of approximately $1.3, which will be recorded in the three months ended June 30, 2011. Following the redemption, the 7 3/8% Senior Subordinated Notes are no longer outstanding.

On March 22, 2011, the Company issued $375.0 of new Senior Subordinated Notes, which bear interest at a rate of 6 1/2%. The new notes will mature on May 1, 2021. The Company may redeem any of the notes beginning on May 1, 2016 at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6 1/2 % Senior Subordinated Notes, the Company incurred fees of $3.7, which are being amortized on the interest method over the term of the notes.
All of the Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank secondary to the Company’s Senior Secured Credit Facility. The Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers.
The most restrictive covenant under the Company’s Senior Secured Credit Facility and the indenture governing the Senior Subordinated Notes allows dividends to be paid or its shares to be repurchased and redeemed in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010 and ending on the day of the most recently ended fiscal quarter. The limitation on shares to be repurchased under this covenant excludes the accelerated share acquisition programs that were executed on March 15 and March 22, 2011.
As of March 31, 2011, we had cash and cash equivalents of $294.9 and the ability to borrow $420 under our $600.0 senior secured revolving credit facility, as $180.0 was used for outstanding letters of credit. In addition to these letters of credit, $125.9 of letters of credit and bank guarantees was outstanding at March 31, 2011, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the business within the next 12 months and our long-term future contractual obligations.
New accounting standards
On January 1, 2011, the Company adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 replaces the concept of fair market value with selling price when determining how to allocate the total contract sales price in a multiple-deliverable revenue arrangement. This amendment establishes a hierarchy process for determining the selling price of a given deliverable to be used in the allocation. The order of the selling price determination hierarchy is (a) vendor specific objective evidence; (b) third party evidence, if vendor specific objective evidence is not available; or (c) estimated selling price, if neither vendor specific objective evidence nor third party evidence is available. Upon the adoption of ASU 2009-13, we did not experience a material change in the timing of revenue recognition or allocation of our units of accounting.
On January 1, 2011, the Company adopted ASU 2010-28, Intangibles — Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. The adoption of ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.
On January 1, 2011, the Company adopted ASU 2010-29, which updates the guidance in ASC 805, Business Combinations. ASU 2010-29 clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends”, “appears”, “outlook”, and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:
•	economic or industry downturns;
•	volatility and disruption of the credit markets;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;
•	our inability to generate cash and access capital on reasonable terms;
•	competition in our markets;
•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;
•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;
•	economic, political, currency and other risks associated with our international sales and operations;
•	fluctuations in currency values and exchange rates;
•	loss of our senior management or other key personnel;
•	environmental compliance costs and liabilities and response to concerns regarding climate change;
•	failure to maintain safety performance acceptable to our clients;
•	failure to negotiate new collective bargaining agreements;
•	unexpected product claims or regulations;
•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;
•	potential for material weaknesses in our internal controls;
•	difficulty in implementing an information management system;
•	our brand name may be confused with others;
•	our pension expenses and funding requirements; and
•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ and € in millions)
Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. The net foreign currency gains (losses) recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was $3.6 for the three months ended March 31, 2011, compared to ($16.1) for the three months ended March 31, 2010. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the three months ended March 31, 2010, included approximately $13.6 as a result of this devaluation.
The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $25.5) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized gain was $0.3 at March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.
During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December 2007, that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.
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
During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities ($ in millions except per share amounts)
On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of its common stock. The repurchases may be made from time to time and in such amounts, as management deems appropriate and have been funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility.

On March 15, 2011, the Company entered into a collared accelerated share acquisition program under which it paid $275.0 to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $275.0 purchase price by the volume-weighted average trading prices of shares of common stock during a valuation period, minus a fixed discount and subject to a minimum and maximum price set during a hedging period. The program is expected to be completed in the fourth quarter of 2011.
On March 22, 2011, the Company entered into an un-collared accelerated share acquisition program under which it paid $80.0 to repurchase shares of common stock in a share forward transaction. The total number of shares purchased will be determined by dividing the $80.0 purchase price by the volume-weighted average trading prices of shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed in the fourth quarter of 2011.
The following table contains information about repurchases of our common stock during the three months ended March 31, 2011:

Approximate
					Total Number of		Dollar Value
					Shares		of Shares That
					Purchased as		May Yet Be
					Part of Publicly		Purchased
					Announced		Under the
	Total Number of		Average Price		Plans or		Plans or
Period	Shares Purchased		Paid Per Share		Programs		Programs
January 2011	—		$—		—		$—
February 2011	106,929	(1)	$47.24		—		$—
March 2011	4,870,186	(2)	$—	(2)	4,870,186	(2)	$95.0

Total	4,977,115				4,870,186		$95.0

(1)	All shares delivered to us in February 2011, as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

(2)
All shares were purchased under the accelerated share buyback programs entered into in March 2011. The weighted average cost to us of shares purchased under the programs will not be determinable until the completion of the programs, which are expected to extend into the fourth quarter of 2011.

ITEM 6.	EXHIBITS [BEING UPDATED]
The following exhibits are filed with this report:

Exhibit No.		Description

2.1
Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

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
4.1
Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

4.2
Second Supplemental Indenture, dated as of March 24, 2011 among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 21, 2011, File No. 001-32586).

(10.1)
Credit Agreement, dated as of March 15, 2011, among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., the syndicate of lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branch, DNB Nor Bank ASA, Sovereign Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Manager.

(10.2	)*	Master Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 15, 2011.
(10.3	)*	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 15, 2011.
(10.4	)*	Master Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 22, 2011.
(10.5	)*	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 22, 2011.
10.6
Registration Rights Agreement, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

(10.7	)&	Offer Letter, dated March 11, 2007, from Dresser-Rand Group Inc. to Gustavo Nechar.
(10.8	)&	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options.
(10.9	)&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock.
(10.10	)&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units.
(10.11	)&	Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units.
(10.12	)&	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights.
(31.1)		Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)
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

(32.2)
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

(101)
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

*	Confidential treatment requested.

&	Management contract.

( )	Filed herewith.

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

DRESSER-RAND GROUP INC.
Date: April 28, 2011	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer