Form 10-Q
period 2011-06-30
Dresser-Rand Group Inc.
filed 2011-08-04
CIK 1316656

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The number of shares of common stock, $.01 par value, outstanding as of August 1, 2011, was 79,796,496.

DRESSER-RAND GROUP INC.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited; $ in millions, except per share amounts)
Net sales of products	$424.9	$308.3	$678.3	$706.8
Net sales of services	164.0	122.9	264.8	226.5

Total revenues	588.9	431.2	943.1	933.3

Cost of products sold	322.1	199.6	500.3	486.7
Cost of services sold	121.6	88.0	197.0	160.9

Total cost of sales	443.7	287.6	697.3	647.6

Gross profit	145.2	143.6	245.8	285.7
Selling and administrative expenses	99.6	74.1	176.6	145.5
Research and development expenses	7.7	6.6	12.1	12.9

Income from operations	37.9	62.9	57.1	127.3

Interest expense, net	(16.0)	(8.3)	(31.0)	(16.5)
Early redemption premium on debt	(1.9)	—	(10.1)	—
Other (expense) income , net	(1.8)	(0.6)	1.8	(16.9)

Income before income taxes	18.2	54.0	17.8	93.9
Provision for income taxes	7.0	19.0	8.2	36.6

Net income	11.2	35.0	9.6	57.3
Net (income) loss attributable to noncontrolling interest	(0.5)	—	1.5	—

Net income attributable to Dresser-Rand	$10.7	$35.0	$11.1	$57.3

Net income per share
Basic	$0.14	$0.43	$0.14	$0.70

Diluted	$0.14	$0.43	$0.14	$0.70

Weighted average shares outstanding - (in thousands)
Basic	77,825	81,802	78,634	81,834

Diluted	78,570	82,214	79,404	82,228

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	June 30, 2011	December 31, 2010
	(Unaudited; $ in millions, except share amounts)
Assets
Current assets
Cash and cash equivalents	$127.4	$420.8
Restricted cash	11.2	—
Accounts receivable, less allowance for losses of $10.0 at 2011 and $11.4 at 2010	366.3	303.5
Inventories, net	402.9	291.6
Prepaid expenses and other	67.9	36.5
Deferred income taxes, net	31.7	31.8

Total current assets	1,007.4	1,084.2
Property, plant and equipment, net	487.3	278.1
Goodwill	874.3	487.1
Intangible assets, net	559.1	426.0
Deferred income taxes	39.6	9.6
Other assets	67.7	29.3

Total assets	$3,035.4	$2,314.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$503.5	$401.4
Customer advance payments	283.4	253.6
Accrued income taxes payable	12.7	14.1
Loans payable	12.8	—
Current portion of long-term debt	36.4	—

Total current liabilities	848.8	669.1
Deferred income taxes	48.7	35.5
Postemployment and other employee benefit liabilities	86.4	109.0
Long-term debt	924.5	370.0
Other noncurrent liabilities	96.6	43.4

Total liabilities	2,005.0	1,227.0

Commitments and contingencies (Notes 8 through 13)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 79,796,175 and 80,436,896 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	241.6	341.9
Retained earnings	795.9	784.8
Accumulated other comprehensive loss	(6.3)	(40.2)

Total Dresser-Rand stockholders’ equity	1,032.0	1,087.3
Noncontrolling interest	(1.6)	—

Total stockholders’ equity	1,030.4	1,087.3

Total liabilities and stockholders’ equity	$3,035.4	$2,314.3

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30,	September 30,
	Six months ended June 30,
	2011	2010
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income attributable to Dresser-Rand	$11.1	$57.3
Adjustments to reconcile net income attributable to Dresser-Rand to net cash (used in) provided by operating activities
Depreciation and amortization	37.0	25.8
Deferred income taxes	1.6	(1.3)
Stock-based compensation	4.9	5.8
Excess tax benefits from share-based compensation	(3.6)	(0.6)
Amortization of debt financing costs	9.9	1.6
Provision for losses on inventory	0.4	1.8
Loss on sale of property, plant and equipment	0.2	0.6
Net income from equity investment	(0.4)	(0.1)
Working capital and other, net of acquisitions
Accounts receivable	32.8	18.1
Inventories	(35.8)	45.0
Accounts payable and accruals	(47.9)	(36.1)
Customer advances	14.2	(25.3)
Other	(38.2)	9.9

Net cash (used in) provided by operating activities	(13.8)	102.5

Cash flows from investing activities
Capital expenditures	(23.0)	(10.0)
Proceeds from sales of property, plant and equipment	0.2	0.2
Acquisitions, net of cash acquired	(261.9)	(68.8)
Other investments	(5.0)	—
Decrease in restricted cash balances	(3.3)	—

Net cash used in investing activities	(293.0)	(78.6)

Cash flows from financing activities
Proceeds from exercise of stock options	2.8	0.7
Proceeds from short-term borrowings	1.9	—
Payments of short-term borrowings	(11.0)	—
Proceeds from long-term debt	1,076.8	—
Excess tax benefits from share-based compensation	3.6	0.6
Repurchase of common stock	(355.0)	(25.7)
Payments for debt financing costs	(16.4)	—
Payments of long-term debt	(704.1)	(0.1)

Net cash used in financing activities	(1.4)	(24.5)

Effect of exchange rate changes on cash and cash equivalents	14.8	(15.9)

Net decrease in cash and cash equivalents	(293.4)	(16.5)
Cash and cash equivalents, beginning of the period	420.8	223.2

Cash and cash equivalents, end of period	$127.4	$206.7

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and our other filings with the Securities and Exchange Commission. Operating results for the 2011 period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on the net assets or net income of the Company.

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

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangement. We enter into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

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

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the insurance claims proceeds are received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred.

Revenue related to grant agreements with various government and other agencies is recognized when the grant has been received, when the related expenditures are incurred, and when these expenditures meet the criteria under which the funds were granted.

2. New accounting standards

On January 1, 2011, the Company adopted ASU 2010-28, Intangibles - Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. The adoption of ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2010-29, Business Combinations, which updates the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations. ASU 2010-29 clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 generally modify ASC 820 to clarify that the highest and best use concept only applies to nonfinancial assets and provides specific requirements for measuring instruments recorded in shareholders’ equity. In addition, ASU 2011-04 added requirements for (1) measuring the fair value of financial instruments that are managed within a portfolio, (2) applying discounts and premiums in fair value measurements, and (3) disclosing further information about Level 3 fair value measurements, a reporting entity’s use of non-financial assets, and the categorization of items that are not measured at fair value when fair value is required to be disclosed. ASC 820 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect that the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements or fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or with two separate but consecutive statements. For public entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted and the amendments do not require any transition disclosures. We do not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and other investments

On March 3, 2011, the Company, Grupo Guascor, S. L. (“Guascor”) and the stockholders of Guascor entered into a Share Purchase Agreement (the “SPA”) pursuant to which the Company would acquire all of the issued and outstanding capital stock of Guascor. On May 4, 2011, the acquisition of Guascor’s capital stock by the Company pursuant to the SPA was consummated, at which time, Guascor became a 100%-owned subsidiary of the Company. The Guascor acquisition

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

excluded the assets and liabilities of Guascor Fotón AGF, S.L. and Guascor Fotón, S.L. (together, “Fotón”), which were sold by Guascor to a third party, on May 4, 2011 pursuant to the SPA. Fotón, under a limited license, develops and manufactures photovoltaic cells and systems utilizing high concentration photovoltaics with technology developed by a third party, in which Fotón has a less than 10% equity ownership. The Company also received an option to acquire Fotón for a de minimus payment, which may be excercised over a ten year period, beginning on January 1, 2014. The Guascor acquisition was approved by the shareholders of Guascor, and a variety of required regulatory approvals, licenses and clearances were received. Pursuant to the SPA, the Company paid approximately $261.9 net of acquired cash and delivered 5,033,172 shares of Dresser-Rand common stock at closing. The total purchase price was approximately $548.4. The SPA includes an adjustment to the purchase price based on the difference in net debt (debt less cash) as defined in the SPA and net debt as of the date of closing that could take up to 180 days from the date of closing to settle.

Guascor was a privately held company founded in 1966 and is headquartered in Vitoria-Gasteiz, Spain. Guascor is a supplier of diesel and gas engines who provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor also has substantial experience in other complementary activities such as the design, construction and development of energy generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill energy recovery, photovoltaic solar energy, farming purine processing, and used tire facilities. Guascor conducts its activities globally. Its principal operations are in Spain, Brazil and Italy, and its net loss and revenues were approximately 28% and 8%, respectively, of the Company’s net income and revenues for the six months ended June 30, 2011.

The purchase price for Guascor was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair value estimates. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was recorded as goodwill. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The acquisition accounting for Guascor is dependent upon certain valuations and other studies that have yet to progress to a stage where there is sufficient information for a definitive measurement. Accordingly, the purchase price allocation may be revised as additional information becomes available and as additional analyses are performed. Differences between the preliminary and the final acquisition accounting may occur, and these differences could have a material impact on the accompanying consolidated financial statements and the Company’s future results of operations and financial position.

On January 18, 2010, the Company acquired certain assets of Leading Edge Turbine Technologies, Inc. (such business being referred to as “LETT”), located in Houston, Texas for $34.3. LETT is a provider of turbine technologies applicable to industrial gas turbines, steam turbines and compressor repair. The acquisition allowed the Company to expand its service offering in its current market and provides the Company with access to adjacent markets. The purchase agreement includes the potential for additional cash consideration based on achieving certain revenue and earnings before interest, tax, depreciation, and amortization (“EBITDA”) targets over a three-year period ending on December 31, 2012. The additional consideration is up to a maximum of $5.5 depending upon the achievement of such targets.

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

The estimated fair values of the additional consideration for the LETT and TMFS acquisitions of $2.6 and $2.6, respectively, at June 30, 2011, are included as liabilities in the Company’s consolidated financial statements. Changes in the fair values since the date of acquisition are recognized immediately in the applicable consolidated statements of income until the contingencies are resolved.

In addition to the cash paid for acquisitions discussed above, on January 22, 2010, the Company paid $24.1 of additional cash consideration in connection with its 2008 acquisition of certain assets of Peter Brotherhood Ltd.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

Goodwill is principally comprised of expected synergies from combining operations of the acquired businesses and the Company. A portion of the goodwill associated with the Guascor acquisition may be amortized for income tax purposes over a period of not less than five years. Due to the preliminary nature of the opening balance sheet allocation and the preliminary nature of certain tax planning strategies, the amount of goodwill amortization that may be deductible for income tax purposes has not yet been determined. A deferred tax liability has been provided on the incremental fair values assigned to the assets. If the Company is successful in obtaining approval from tax authorities and implementing certain tax planning strategies, a portion of the deferred tax liability may be reversed, and could reduce future income tax expense materially. The amortization of goodwill related to the LETT acquisition is deductible for income tax purposes over 15 years. The amortization of goodwill related to the TMFS acquisition is not deductible for income tax purposes.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	September 30,	September 30,
	2011	2010

Cash and cash equivalents	$43.0	$—
Restricted cash	14.9	—
Accounts receivable, net	90.6	4.1
Inventory, net	72.0	2.5
Prepaid expenses and other	12.3	—

Total current assets	232.8	6.6

Property, plant and equipment	205.1	12.9
Amortizable intangible assets	148.5	16.8
Goodwill	371.4	15.9
Deferred income taxes, net	16.0	—
Other assets	21.9	—

Total assets acquired	995.7	52.2

Accounts payable and accruals	137.2	1.3
Customer advance payments	8.7	—
Accrued income taxes payable	2.5	—
Current portion of long-term debt	99.1	—
Long-term debt	149.4	—
Other noncurrent liabilities	50.4	—

Total liabilities assumed	447.3	1.3

Purchase price	548.4	50.9
Fair value of contingent consideration (non-cash)	—	(6.1)
Fair value of Dresser-Rand common stock as partial consideration	(243.5)	—
Cash acquired	(43.0)	—

Cash paid	$261.9	$44.8

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with an estimate of the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to offset the number of shares issued in connection with the acquisition, (iv) non-recurring costs of $7.9 and $13.0 for the three and six months ended June 30, 2011, respectively, directly related to the acquisition of Guascor and (v) the income tax effect of these adjustments. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenues	$621.6	$499.6	$1,071.0	$1,092.6
Net income attributable to Dresser-Rand	$16.9	$34.1	$21.5	$59.8
Diluted earnings per share attributable to Dresser-Rand	$0.22	$0.42	$0.27	$0.73

Pro forma financial information, assuming the LETT and TMFS acquisitions occurred as of January 1, 2010, has not been presented because the effect on our results for each period presented is not considered material. The results of all acquisitions have been included in our consolidated financial results since the date of each acquisition. All acquisitions have been integrated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and our final contractually obligated investment of $5.0 was made in May 2009. The Company also made optional investments in November 2009 of $5.0 and November 2010 of $5.0, which resulted in an aggregate non-controlling interest of 29.2%. The agreement allows the Company to make an additional optional investment of $4.0 by October 2011. The Company’s maximum exposure to loss on its investment in Ramgen is limited to the amounts invested. In determining whether the Company should consolidate Ramgen, the Company considered that its Board participation, ownership interest and the option would not give the Company the ability to direct the activities of Ramgen, and consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting.

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

In February 2011, the Company entered into an agreement to acquire a non-controlling interest in Echogen Power Systems, LLC (“Echogen”), a privately held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also acquired certain broad license rights in certain of the Company’s key industries and will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, the Company made an initial investment of $5.0 in February 2011 and a $1.3 license fee payment, and made an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment resulted in an ownership interest in Echogen of approximately 20%. The investment was accounted for under the cost method in the six months ended June 30, 2011, and under the equity method beginning July 1, 2011.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

4. Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011		Weighted Average Useful Lives	December 31, 2010
	Cost	Accumulated Amortization		Cost	Accumulated Amortization
Trade names	$119.8	$15.6	39 years	$94.4	$14.2
Customer relationships	336.5	48.2	33 years	264.5	42.5
Existing technology	145.1	37.5	24 years	145.0	34.2
Contracts and purchase agreements	25.6	0.5	11 years	—	—
Software	31.8	20.4	10 years	30.6	18.8
Non-compete agreements	6.7	1.8	3 years	2.4	1.2
Order backlog	7.8	3.9	<1 year	—	—
In-process research and development	13.7	—	(a)	—	—

Total amortizable intangible assets	$687.0	$127.9		$536.9	$110.9

(a)	In-process research and development will be amortized over 10 years beginning at the time revenues are generated.

Intangible asset amortization expense was $10.9 and $16.1 for the three and six months ended June 30, 2011, respectively, and $5.2 and $10.3 for the three and six months ended June 30, 2010, respectively.

The following table represents the changes in goodwill:

	September 30,	September 30,	September 30,
	New units	Aftermarket parts and services	Total
Balance, December 31, 2010	$151.3	$335.8	$487.1
Acquisitions	360.7	10.7	371.4
Foreign currency adjustments	—	15.8	$15.8

Balance, June 30, 2011	$512.0	$362.3	$874.3

5. Inventories

Inventories were as follows:

	September 30,	September 30,
	June 30, 2011	December 31, 2010
Raw materials	$81.4	$47.2
Finished parts	165.1	125.9
Work-in-process	458.7	327.6

	705.2	500.7
Less: Progress payments	(302.3)	(209.1)

Total inventories, net	$402.9	$291.6

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

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

6. Property, plant and equipment

Property, plant and equipment were comprised of the following:

	September 30,	September 30,
	June 30, 2011	December 31, 2010
Cost:
Land	$22.1	$16.7
Buildings and improvements	196.2	120.6
Machinery and equipment	465.4	314.2

	683.7	451.5
Less: Accumulated depreciation	(196.4)	(173.4)

Property, plant and equipment, net	$487.3	$278.1

7. Financial Instruments (€ in millions)

The Company manages exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities as well as through the use of financial instruments, principally forward exchange contracts and interest rate swaps.

The purpose of the Company’s foreign currency hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates and interest rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company may enter into forward exchange contracts or interest rate swaps. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions, forecast sales and purchases and variable interest rates.

Except for one interest rate swap related to the Company’s compressor testing facility in France, the Company’s foreign currency derivative financial instruments and interest rate swaps are not designated as hedges for accounting purposes. The Company recognizes derivatives in prepaid expenses or other accounts payable and accruals, as appropriate, on the balance sheet and measures them at fair value. Changes in the fair values of derivatives are immediately recognized in the consolidated statement of income as foreign currency income or loss in other income (expense).

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30,	September 30,
	June 30, 2011	December 31, 2010
Foreign currency exchange contracts assets	$7.0	$3.7
Foreign currency exchange contracts liabilities	$7.4	$5.7

The net foreign currency gains (losses) recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities were ($2.7) and $0.9 for the three and six months ended June 30, 2011, respectively, compared to ($2.0) and ($18.1) for the three and six months ended June 30, 2010, respectively, and were included in other (expense) income, net.

As discussed previously, the Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $26.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized gain was $0.02 at June 30, 2011.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

The carrying values of cash, accounts receivable, short-term borrowings and accounts payable are reasonable estimates of their fair value due to the short-term nature of these instruments. The fair value of debt obligations as determined by quoted market prices as of June 30, 2011, was approximately $381.3.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

Input levels used for our fair value measurements are as follows:

Description	Disclosure	Input Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note3	Level 3	Not applicable	Income approach using projected results and weighted average cost of capital

Long-term debt (note disclosure only)	Note 7	Level 2	Inputs other than quoted prices that are similar to the debt being valued but not identical	Not applicable

Financial derivatives	Note 7	Level 2	Quoted market prices of similar assets or liabilities in active markets	Not applicable

8. Income taxes

We operate in numerous countries and tax jurisdictions around the world, and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes.

Our estimated income tax provision for the three and six months ended June 30, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized, partially offset by different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes. We will adjust valuation allowances in the future if it becomes more likely than not that the benefits of deferred tax assets will be realized. Tax expense for the six months ended June 30, 2011 includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more likely than not that the Company’s position will not be sustained upon examination. The effective tax rate for the six months ended June 30, 2011, was also adversely impacted by the relatively low amount of pre-tax income, which exaggerates the impact of normally insignificant items. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6, which adversely affected the effective tax rate for the six months ended June 30, 2010.

9. Long-Term Debt

Senior Secured Credit Facility

On March 15, 2011, the Company and certain of its foreign subsidiaries entered into a credit agreement with a syndicate of lenders (the “Senior Secured Credit Facility”), and terminated its existing credit facility. The obligations of the Company under the Senior Secured Credit Facility are secured by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the six months ended June 30, 2011, includes $2.1 of accelerated amortization of deferred financing fees as a result of terminating our previous Senior Secured Credit Facility. In connection with entering into the Senior Secured Credit Facility, the Company incurred fees of $9.5, which are being amortized under the effective interest method over the term of the Senior Secured Credit Facility.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

The Senior Secured Credit Facility consists of a $600.0 revolving credit facility and a $400.0 term loan facility. The term loan facility provided for an initial draw in the amount of $160.0 and one additional delayed draw of up to the remaining $240.0 commitment, which was initiated by the Company as a Euro-based term loan on May 17, 2011. At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding immediately following the end of the delayed draw availability period. Voluntary prepayments may be used to satisfy mandatory principal payments. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At June 30, 2011, term loan borrowings totaled $160.0 and there was $20.5 in borrowings outstanding under the revolving credit facility. The Company had issued $176.0 of letters of credit under the revolving credit facility at June 30, 2011. In addition to these letters of credit, $121.0 of letters of credit and bank guarantees were outstanding at June 30, 2011, which were issued by banks offering uncommitted lines of credit.

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

In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate ranging from 0.375% to 0.50% per annum depending on the Company’s leverage ratio. The Company will also pay letter of credit fees equal to an applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each financial letter of credit, and a rate ranging from 1.20% to 1.65% per annum on the face amount of each performance letter of credit.

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

Senior Subordinated Notes

On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 then-outstanding 7 3/8% Senior Subordinated Notes, which would have matured on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011 equal to the principal amount of the notes plus 2.8%, and accrued interest. Approximately $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. On March 23, 2011, the Company announced the redemption of all of the remaining 7 3/8% Senior Subordinated Notes at the call price of 102.458% of the face amount of notes. This redemption was completed on April 22, 2011. Following the redemption, the 7 3/8% Senior Subordinated Notes are no longer outstanding. In connection with the redemption, for the three and six months ended June 30, 2011, the Company recorded non-operating expense of approximately $1.9 and $10.1, respectively, for early redemption premiums. Interest expense for the three and six months ended June 30, 2011 includes $1.3 and $6.4, respectively, of accelerated amortization of deferred financing fees as a result of redeeming the then-outstanding 7 3/8% Senior Subordinated Notes.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

On March 22, 2011, the Company issued $375.0 of new Senior Subordinated Notes, which bear interest at a rate of 6 1/2% per annum. The new notes will mature on May 1, 2021. The Company may redeem any of the notes beginning on May 1, 2016 at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6 1/2 % Senior Subordinated Notes, the Company incurred fees of $3.7, which are being amortized on the effective interest method over the term of the notes.

All of the New Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank junior to the Company’s Senior Secured Credit Facility. The New Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers.

The dividends and distributions covenant under the Company’s Senior Secured Credit Facility allows the Company to pay dividends on or repurchase, redeem, or otherwise acquire for value, its outstanding shares in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010 and ending on the day of the most recently ended fiscal quarter. The limitation on shares to be repurchased under this covenant excludes the accelerated share acquisition programs that were executed on March 15 and March 22, 2011 (Note 15).

Debt Assumed with the Acquisition of Guascor

In connection with the acquisition of Guascor, the Company assumed various long-term debt arrangements. Principal amounts outstanding under these arrangements as of June 30, 2011 are as follows:

September 30,
Syndicated term loan and working capital line	$18.8
Other working capital lines	16.7
Bank loans	26.6
Project financing arrangements	53.5
Subsidized loans	12.8
Participating loans	7.5
Other notes payable	58.9

$194.8

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor generally based on the short term debt service requirements of such borrowings. Sinking fund requirements totaled $11.2 and have been classified as restricted cash in the consolidated balance sheet.

Syndicated Term Loan and Working Capital Line

The Company has entered into a term loan and a working capital line with a syndicate of lenders. At June 30, 2011, the Company had $18.8 outstanding under the term loan and no borrowings outstanding on the working capital line. The obligations of the Company under the syndicated term loan and

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

working capital line are secured by mortgages on certain property and intangible assets as well as the shares of substantially all of the material subsidiaries of Guascor. Principal payments on the term loan of $1.2 are payable quarterly, with all principal and interest outstanding due and payable in full at maturity on December 30, 2013. Syndicated term loan borrowings bear interest at the three-month Euribor rate plus 2.75% per annum. The working capital line allows for borrowings of up to approximately $12.0, subject to Guascor maintaining a syndicated loan to equity ratio, on or after December 30, 2011, of less than 1.5. Interest on the working capital line accrues at the three-month Euribor rate plus 2.25% per annum. The working capital line expires on December 30, 2013. Approximately $4.8 of the principal is scheduled to be repaid in 2012, and approximately $14.0 is scheduled to be repaid in 2013.

Other Working Capital Lines

The Company has other working capital lines with a total outstanding principal balance of $16.7, of which balance approximately $12.0 was borrowed from banks in Spain and approximately $4.7 was borrowed from banks in Brazil. Interest rates for borrowings in Spain range from Euribor plus 0.65% to Euribor plus 2.75% and interest rates for borrowings in Brazil range from the 17.0% to the 18.4%. Principal on other working capital lines is scheduled to be repaid as follows: $12.1 in 2011; $1.7 in 2012; $2.1 in 2013; and $0.8 in 2014.

Bank Loans

The Company has various bank loans with a total outstanding principal balance of $26.6, of which balance approximately $13.4 was borrowed from banks in Spain, approximately $7.3 was borrowed from banks in Italy, and approximately $5.9 was borrowed from banks in Brazil. Interest rates for borrowings in Spain and Italy range from Euribor plus 0.65% to Euribor plus 2.75% per annum. Substantially all of the borrowings in Brazil are import financing arrangements that bear interest at rates ranging from 3.4% to 6.1% per annum. The bank loans have varying repayment schedules and principal is scheduled to be repaid as follows: $7.0 in 2011; $12.2 in 2012; $5.1 in 2013; and $2.3 in 2014.

Project Financing Arrangements

Approximately $34.2 of the outstanding project financing balance is associated with pig manure treatment facilities in Spain, which bear interest at the six-month Euribor rate plus 1.25% per annum. Approximately $19.3 of the outstanding project financing balance is related to the design, construction and development of energy generation and cogeneration plants in Brazil, which bear interest at rates ranging from 4.5% per annum to the Brazilian General Interest of Market Prices (IGPM) plus 13.0% per annum. Each loan is senior to all other debt on the related project and is generally secured by the assets of the project and the stock of the borrowing subsidiary. Principal on project financing arrangements is scheduled to be repaid as follows: $7.4 in 2011; $12.5 in 2012; $10.7 in 2013; $6.5 in 2014; $6.3 in 2015; and $10.1 thereafter.

Subsidized Loans

The Company has applied for and received loans from the Ministry of Science and Technology in Spain, the Center for the Development of Industrial Technology in Spain and other similar government agencies, which loans do not bear interest. Interest has been imputed on the loans for purposes of financial reporting. Principal and imputed interest on subsidized loans is scheduled to be repaid as follows: $1.8 in 2011; $2.3 in 2012; $2.4 in 2013; $2.1 in 2014; $1.8 in 2015; and $6.8 thereafter.

Participating Loans

The Company has two participating loans that bear interest at six-month Euribor plus 2% per annum plus additional interest that accrues based on Guascor’s consolidated results up to a maximum additional rate of Euribor plus 6% per annum. Principal on the participating loans is scheduled to be repaid as follows: $0.8 in 2011; $2.2 in 2012; $2.1 in 2013; $1.1 in 2014; and $1.3 in 2015.

Other Notes Payable

Other notes payable consist of notes with third parties with varying payment features. Approximately $22.1 of other notes payable plus accrued interest is contingently repayable when 75% of the syndicated term loan (described above) has been repaid. Approximately $10.8 of other notes payable plus accrued interest is repayable when such syndicated loan is fully repaid. Approximately $19.2 of the outstanding balance is related to a previous equity ownership of one of

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

Guascor’s subsidiaries, which has been called and is payable in cash, and is compounding interest at an annual rate of 13.0%. Excluding the called equity, interest rates on other notes payable range from one-year Euribor plus 0.75% to one-year Euribor plus 1.25% per annum. Principal on other notes payable, excluding obligation associated with the called equity, is scheduled to be repaid as follows: $0.9 in 2011; $1.7 in 2012; $23.9 in 2013; $1.7 in 2014; $0.7 in 2015; and $10.8 thereafter.

10. Pension plans

The components of net pension expense were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$2.1	$1.9	$4.1	$3.8
Interest cost	5.1	5.0	10.1	10.2
Expected return on plan assets	(5.6)	(5.2)	(11.0)	(10.4)
Amortization of prior service cost	0.3	0.4	0.6	0.7
Amortization of net actuarial loss	0.6	0.7	1.2	1.4

Net pension expense	$2.5	$2.8	$5.0	$5.7

The Company made pension contributions of $3.5 and $25.7, respectively, during the three and six months ended June 30, 2011, and $0.8 and $5.4, respectively, during the three and six months ended June 30, 2010.

11. Postretirement benefits other than pensions

The components of net periodic postretirement benefits income for such plans were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization of prior service credit	(0.5)	(2.3)	(0.9)	(4.6)
Amortization of net actuarial loss	0.3	0.4	0.5	0.8

Net postretirement benefits income	$—	$(1.7)	$—	$(3.4)

12. Commitments and contingencies

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

Painted Post Labor Litigation

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

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December 2007 that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer to resolve with finality. Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss at this time. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

U.K. Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.8 to address contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

13. Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

The following table represents the changes in the product warranty liability:

	September 30,	September 30,
	Six months ended June 30,
	2011	2010
Beginning balance	$28.2	$39.2
Liabilities assumed from acquisitions	6.7	—
Provisions for warranties issued during the period	6.6	11.4
Adjustments to warranties issued in prior periods	(4.8)	(5.9)
Payments during period	(8.0)	(9.7)
Foreign currency adjustments	1.1	(2.6)

Ending balance	$29.8	$32.4

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

14. Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)	New units are highly engineered solutions to new requests from clients and include standardized equipment such as engines and single stage turbines. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, sales and administrative support.

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

Segment results for the three and six months ended June 30, 2011, and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
New units	$301.4	$167.7	$446.3	$452.9
Aftermarket parts and services	287.5	263.5	496.8	480.4

Total revenues	$588.9	$431.2	$943.1	$933.3

Operating Income
New units	$22.0	$28.7	$35.5	$69.1
Aftermarket parts and services	46.1	58.2	75.0	104.0
Unallocated	(30.2)	(24.0)	(53.4)	(45.8)

Total operating income	$37.9	$62.9	$57.1	$127.3

Depreciation and Amortization
New units	$11.8	$5.1	$17.3	$12.5
Aftermarket parts and services	11.5	7.5	19.7	13.3

Total depreciation and amortization	$23.3	$12.6	$37.0	$25.8

Assets (including Goodwill)
New units	$698.8	$265.5	$698.8	$265.5
Aftermarket parts and services	935.4	755.7	935.4	755.7
Unallocated	1,401.2	1,001.2	1,401.2	1,001.2

Total assets	$3,035.4	$2,022.4	$3,035.4	$2,022.4

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

15. Stockholders’ equity

Changes in stockholders’ equity for six months ended June 30, 2011 and 2010, were:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based employee compensation	—	11.2	—	—	—	11.2
Stock repurchase	—	(355.0)	—	—	—	(355.0)
Stock issued for acquisition	—	243.5	—	—	—	243.5
Net income	—	—	11.1	—	(1.5)	9.6
Other comprehensive income
Foreign currency adjustments	—	—	—	32.8	(0.1)	32.7
Unrealized gain on derivatives, net of $0.1 tax	—	—	—	0.2	—	0.2
Pension and other postretirement benefit plans amortization - net of $0.5 tax				0.9		0.9

At June 30, 2011	$0.8	$241.6	$795.9	$(6.3)	$(1.6)	$1,030.4

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$1,012.6
Stock-based employee compensation	—	6.9	—	—	6.9
Stock repurchase	—	(30.2)	—	—	(30.2)
Net income	—	—	57.3	—	57.3
Other comprehensive income
Foreign currency adjustments	—	—	—	(59.4)	(59.4)
Unrealized loss on derivatives, net of $0.2 tax	—	—	—	(0.5)	(0.5)
Pension and other postretirement benefit plans amortization - net of $0.7 tax				(1.1)	(1.1)

At June 30, 2010	$0.8	$373.3	$695.4	$(83.9)	$985.6

The components of total comprehensive income were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to Dresser-Rand	$10.7	$35.0	$11.1	$57.3
Other comprehensive income (loss)
Foreign currency adjustments	7.4	(40.2)	32.8	(59.4)
Unrealized gain on derivatives, net of $0.1 tax	(0.2)	(0.3)	0.2	(0.5)
Pension and other postretirement benefit plans amortization - net of $0.5 tax	0.5	(0.5)	0.9	(1.1)

Other comprehensive income attributable to Dresser-Rand	18.4	(6.0)	45.0	(3.7)
Other comprehensive income attributable to noncontrolling interest	0.4	—	(1.6)	—

Total comprehensive income (loss)	$18.8	$(6.0)	$43.4	$(3.7)

During the six months ended June 30, 2011, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 177,294 shares of common stock and grants of 288,018 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan. Additionally, the Compensation Committee approved the issuance of performance restricted stock units (“PRSUs”) with a target grant amount of 55,770 restricted shares. PRSUs vest ratably between 16.67% and 50.00% annually over a three-year period to the extent that the percentile rank of the shareholder return of the Company’s stock is between the 25th percentile and the 75th percentile of a selected peer group. Additionally, Directors were granted 17,437 shares of restricted stock that will vest in one year.

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of its common stock. The repurchases may be made from time to time and in such amounts as management deems appropriate and have been funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility.

On March 15, 2011, the Company entered into a collared accelerated share acquisition program under which it paid $275.0 to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $275.0 purchase price by the volume-weighted average trading prices of our shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed by the end of 2011.

DRESSER-RAND GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

($ in millions, except per share amounts)

On March 22, 2011, the Company entered into an un-collared accelerated share acquisition program under which it paid $80.0 to repurchase shares of common stock in a share forward transaction. The total number of shares purchased will be determined by dividing the $80.0 purchase price by the volume-weighted average trading prices of our shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed by the end of 2011.

Outstanding shares used to calculate earnings per share are reduced by the number of shares repurchased when they are delivered, and the total $355.0 purchase price of the programs was recorded as a reduction in shareholders’ equity upon its prepayment. The Company received and retired 4,870,186 shares in March 2011 and an additional 1,013,691 shares in April 2011 at the end of the hedging period. The Company will receive additional repurchased shares above the minimum, if any, at the end of the valuation periods, which will continue until the programs are completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

Overview

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical, power generation and process industries. Our products are used for applications that include oil and gas production and gas lift; high-pressure gas injection and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications in several environmental markets such as biomass (including paper, sugar and palm oil), combined heat and power, and waste-to-energy. Our products are also used in general industrial markets such as non-ferrous metals and steel. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, gas turbine services, technical support and other extended services.

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, Spain, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (over 75 sales offices, 45 service centers, including 6 engineering and research and development support centers, and 13 manufacturing locations) in 18 U.S. states and 32 countries.

On March 3, 2011, we entered into a Share Purchase Agreement (the “SPA”) with Grupo Guascor, S. L. (“Guascor”) and the stockholders of Guascor pursuant to which we would acquire all of the issued and outstanding capital stock of Guascor. On May 4, 2011, the acquisition of Guascor capital stock by the Company pursuant to the SPA was consummated, at which time Guascor became our 100%-owned subsidiary. Guascor, headquartered in Vitoria-Gasteiz, Spain, is a supplier of diesel and gas engines who provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor also has substantial experience in other complementary activities such as the design, construction and development of energy generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill energy recovery, photovoltaic solar energy, farming purine processing and used tire facilities. Guascor conducts its activities globally through 13 sales offices, 5 service centers and 1 manufacturing location. Its principal operations are in Spain, Brazil and Italy.

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

Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)	New units are highly engineered solutions to new requests from clients and include standardized equipment such as engines and single stage turbines. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, sales and administrative support.

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

Results of Operations

During the three and six months ended June 30, 2011, our results were impacted by various events outside of the ordinary course of business as follows: (a) the acquisition of Guascor whose results are reflected in our operating results from the date of acquisition, and for which, we incurred non-recurring integration and transaction related expenses, (b) a flood at our Wellsville facility, which delayed shipments beyond June 30, 2011, (c) accelerated deferred financing fee amortization and early redemption premiums in connection with terminating our old credit facility, entering into a new credit facility, and refinancing our Senior Subordinated Notes due 2014, and (d) political instability in the Middle East and North Africa, principally Libya, which resulted in lower revenue in our aftermarket parts and services segment. The effects of these events are explained further in the following discussions of operating results for the three and six months ended June 30, 2011.

Three months ended June 30, 2011, compared to the three months ended June 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Period to Period Change
	Three months ended June 30, 2011		Three months ended June 30, 2010		2010 to 2011	% Change
Statement of Operations Data:

Total revenues	$588.9	100.0%	$431.2	100.0%	$157.7	36.6%
Cost of sales	443.7	75.3	287.6	66.7	156.1	54.3%

Gross profit	145.2	24.7	143.6	33.3	1.6	1.1%
Selling and administrative expenses	99.6	16.9	74.1	17.2	25.5	34.4%
Research and development expenses	7.7	1.3	6.6	1.5	1.1	16.7%

Operating income	37.9	6.4	62.9	14.6	(25.0)	(39.7)%
Interest expense, net	(16.0)	(2.7)	(8.3)	(1.9)	(7.7)	92.8%
Early redemption premium on debt	(1.9)	(0.3)	—	—	(1.9)	NM
Other expense, net	(1.8)	(0.3)	(0.6)	(0.2)	(1.2)	200.0%

Income before income taxes	18.2	3.1	54.0	12.5	(35.8)	(66.3)%
Provision for income taxes	7.0	1.2	19.0	4.4	(12.0)	(63.2)%

Net income	11.2	1.9	35.0	8.1	(23.8)	(68.0)%
Net income attributable to noncontrolling interest	(0.5)	(0.1)	—	—	(0.5)	NM

Net income attributable to Dresser-Rand	10.7	1.8%	35.0	8.1%	(24.3)	(69.4)%

Bookings	$603.8		$557.2		$46.6	8.4%

Backlog - ending	$2,245.7		$1,844.9		$400.8	21.7%

Total revenues. Total revenues were $588.9 for the three months ended June 30, 2011, compared to $431.2 for the three months ended June 30, 2010, an increase of $157.7 or 36.6%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was higher during the three months ended June 30, 2011, than the three months ended June 30, 2010. Volumes increased overall as a result of improving global economic conditions following the severe recession. This increase was partially offset by $20.8 of volume being delayed beyond the three months ended June 30, 2011, as a result of a flood in May 2011, that affected our Wellsville facility and lower volumes in the Middle East, principally Libya, as a result of political instability in the region. The overall volume increase was also partially offset by competitive pricing in our new units segment, resulting from a greater focus on capital expenditure costs by clients. These impacts on revenue exclude the acquisition of Guascor, which increased revenues by approximately 17%.

Cost of sales. Cost of sales was $443.7 for the three months ended June 30, 2011, compared to $287.6 for the three months ended June 30, 2010. As a percentage of revenues, cost of sales was 75.3% for the three months ended June 30, 2011, compared to 66.7% for the three months ended June 30, 2010. The overall increase in cost as a percentage of revenues resulted from a shift in mix within the new units segment, as well as a shift in mix from our higher margin aftermarket parts and services segment to our lower margin new units segment. Additionally, the flood in Wellsville had an unfavorable impact on the absorption of fixed costs. Cost of sales as a percentage of revenues increased by approximately 1.0% as a result of the acquisition of Guascor.

Gross profit. Gross profit was $145.2 for the three months ended June 30, 2011, compared to $143.6 for the three months ended June 30, 2010. As a percentage of revenues, gross profit was 24.7% for the three months ended June 30, 2011, compared to 33.3% for the three months ended June 30, 2010. Gross profit percentages declined principally for the reasons discussed above.

Selling and administrative expenses. Selling and administrative expenses were $99.6 for the three months ended June 30, 2011, compared to $74.1 for the three months ended June 30, 2010. Selling and administrative expenses increased approximately 28% as a result of the acquisition of Guascor including approximately $7.9 of non-recurring transaction and integration costs. Excluding the impact of the acquisition of Guascor, selling and administrative expenses for the three months ended June 30, 2011, increased principally as a result of cost inflation. As a percentage of revenues, selling and administrative expenses decreased to 16.9% from 17.2%.

Research and development expenses. Research and development expenses for the three months ended June 30, 2011, were $7.7 compared to $6.6 for the three months ended June 30, 2010. Research and development expenses increased in the three months ended June 30, 2011, principally as a result of the acquisition of Guascor. We expect research and development expenditures for the full year to exceed 2010 research and development expenditures as we continue to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (“ICS”), Liquefied Natural Gas (“LNG”) and steam turbines, as well as expanding the portfolio of projects focused on product enhancements.

Operating income. Operating income was $37.9 for the three months ended June 30, 2011, compared to $62.9 for the three months ended June 30, 2010, a decrease of $25.0. As a percentage of revenues, operating income for the three months ended June 30, 2011, was 6.4%, compared to 14.6% for the three months ended June 30, 2010. The decrease was principally attributable to the factors discussed above.

Interest expense, net. Interest expense, net was $16.0 for the three months ended June 30, 2011, compared to $8.3 for the three months ended June 30, 2010. The increase in interest expense is attributable to incremental borrowings incurred in connection with accelerated stock buyback programs and the acquisition of Guascor, as well as the debt assumed in the acquisition of Guascor. Interest expense for the three months ended June 30, 2011, also includes $1.3 of accelerated amortization of deferred financing fees as a result of redeeming our then-outstanding 7 3/8% Senior Subordinated Notes.

Early redemption premium on debt. For the three months ended June 30, 2011, we incurred a prepayment premium of $1.9 in connection with the redemption of our then-outstanding 7 3/8% Senior Subordinated Notes.

Other expense, net. Other expense, net was $1.8 for the three months ended June 30, 2011, compared to other expense, net of $0.6 for the three months ended June 30, 2010. Other expense, net consists principally of net currency gains and losses. Guascor generated approximately $1.0 of other income in the three months ended June 30, 2011.

Provision for income taxes. Provision for income taxes was $7.0 for the three months ended June 30, 2011, and $19.0 for the three months ended June 30, 2010. Our estimated income tax provision for the three months ended June 30, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized, partially offset by different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized.

Non-controlling interest. Non-controlling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the three months ended June 30, 2011, were $603.8 compared to $557.2 for the three months ended June 30, 2010, an increase of $46.6 or 8.4%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to the variable timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Bookings and backlog increased approximately 16% and 4%, respectively, as a result of the acquisition of Guascor. Backlog was $2,245.7 at June 30, 2011, compared to $1,844.9 at June 30, 2010.

Segment Analysis – three months ended June 30, 2011, compared to three months ended June 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended June 30,				Period to Period Change
	2011		2010		2010 to 2011	% Change
Revenues
New units	$301.4	51.2%	$167.7	38.9%	$133.7	79.7%
Aftermarket parts and services	287.5	48.8%	263.5	61.1%	24.0	9.1%

Total revenues	$588.9	100.0%	$431.2	100.0%	$157.7	36.6%

Gross profit
New units	$52.8		$46.5		$6.3	13.5%
Aftermarket parts and services	92.4		97.1		(4.7)	(4.8)%

Total gross profit	$145.2		$143.6		$1.6	1.1%

Operating income
New units	$22.0		$28.7		$(6.7)	(23.3)%
Aftermarket parts and services	46.1		58.2		(12.1)	(20.8)%
Unallocated	(30.2)		(24.0)		(6.2)	25.8%

Total operating income	$37.9		$62.9		$(25.0)	(39.7)%

Bookings
New units	$282.7		$303.7		$(21.0)	(6.9)%
Aftermarket parts and services	321.1		253.5		67.6	26.7%

Total bookings	$603.8		$557.2		$46.6	8.4%

Backlog - ending
New units	$1,792.1		$1,475.6		$316.5	21.4%
Aftermarket parts and services	453.6		369.3		84.3	22.8%

Total backlog	$2,245.7		$1,844.9		$400.8	21.7%

New Units

Revenues. New units revenues were $301.4 for the three months ended June 30, 2011, compared to $167.7 for the three months ended June 30, 2010, an increase of $133.7 or 79.7%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was higher during the three months ended June 30, 2011, than the three months ended June 30, 2010. Volumes increased overall as a result of improving global economic conditions following the severe recession. This increase was partially offset by $13.9 of volume being delayed beyond the three months ended June 30, 2011, as a result of a flood that affected our Wellsville facility. The overall volume increase is also partially offset by competitive pricing in our new units segment, resulting from a greater focus on capital expenditure costs by clients. These impacts on revenue exclude the acquisition of Guascor, which increased revenues by approximately 17%. Cycle times of our highly engineered solutions from order entry to completion for products in this segment are currently averaging 12 to 15 months. Cycle times of our standardized equipment are currently averaging four to six months.

Gross profit. Gross profit was $52.8 for the three months ended June 30, 2011, compared to $46.5 for the three months ended June 30, 2010. Gross profit, as a percentage of segment revenues, was 17.5% for the three months ended June 30, 2011, compared to 27.7% for the three months ended June 30, 2010. The decline in gross profit as a percentage of segment revenues is the result of a less favorable mix of projects. Additionally, the flood affecting Wellsville had an unfavorable impact on the absorption of fixed costs. Gross profit as a percentage of segment revenues increased by approximately 0.4% as a result of the acquisition of Guascor.

Operating income. Operating income was $22.0 for the three months ended June 30, 2011, compared to $28.7 for the three months ended June 30, 2010. As a percentage of segment revenues, operating income was 7.3% for the three months ended June 30, 2011, compared to 17.1% for the three months ended June 30, 2010. Operating income as a percentage of segment revenues declined 0.4% as a result of the acquisition of Guascor. Excluding the impact of Guascor, the decrease in operating income as a percentage of segment revenues was principally attributable to the factors discussed above.

Bookings and Backlog. New units bookings for the three months ended June 30, 2011, were $282.7 compared to $303.7 for the three months ended June 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in the revenues and bookings of the new units business are generally due to the variable timing and size of very large orders in this segment, which is typical in the oil and gas industry. Bookings and backlog increased approximately 14% and 4%, respectively, as a result of the acquisition of Guascor. The backlog was $1,792.1 at June 30, 2011, compared to $1,475.6 at June 30, 2010.

Aftermarket Parts and Services

Revenues. Aftermarket parts and services revenues were $287.5 for the three months ended June 30, 2011, compared to $263.5 for the three months ended June 30, 2010, an increase of $24.0 or 9.1%. We experienced an increase in volumes principally attributable to the Guascor acquisition, which was partially offset by $6.8 of revenues being delayed beyond the three months ended June 30, 2011, resulting from a flood that affected our Wellsville facility. In addition, we experienced lower volumes in the Middle East, principally Libya, resulting from political instability in the region. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit. Gross profit was $92.4 for the three months ended June 30, 2011, compared to $97.1 for the three months ended June 30, 2010. Gross profit as a percentage of segment revenues for the three months ended June 30, 2011 of 32.1% declined from 36.9% for the three months ended June 30, 2010, principally as a result of a less favorable mix. Gross profit as a percentage of segment revenues decreased by approximately 3.3% as a result of the acquisition of Guascor.

Operating income. Operating income was $46.1 for the three months ended June 30, 2011, compared to $58.2 for the three months ended June 30, 2010. As a percentage of segment revenues, operating income decreased to 16.0% for the three months ended June 30, 2011, from 22.1% for the three months ended June 30, 2010. The decrease in operating income as a percentage of revenues is principally attributable to the factors discussed above.

Bookings and Backlog. Bookings for the three months ended June 30, 2011, were $321.1, compared to $253.5 for the three months ended June 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Bookings and backlog increased approximately 18% and 1%, respectively, as a result of the acquisition of Guascor. Backlog was $453.6 as of June 30, 2011, compared to $369.3 at June 30, 2010.

Six months ended June 30, 2011, compared to the six months ended June 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Period to Period Change
	Six months ended June 30, 2011		Six months ended June 30, 2010		2010 to 2011	% Change
Statement of Operations Data:

Total revenues	$943.1	100.0%	$933.3	100.0%	$9.8	1.1%
Cost of sales	697.3	73.9	647.6	69.4	49.7	7.7%

Gross profit	245.8	26.1	285.7	30.6	(39.9)	(14.0)%
Selling and administrative expenses	176.6	18.7	145.5	15.6	31.1	21.4%
Research and development expenses	12.1	1.3	12.9	1.4	(0.8)	(6.2)%

Operating income	57.1	6.1	127.3	13.6	(70.2)	(55.1)%
Interest expense, net	(31.0)	(3.3)	(16.5)	(1.8)	(14.5)	87.9%
Early redemption premium on debt	(10.1)	(1.1)	—	—	(10.1)	NM
Other income (expense), net	1.8	0.2	(16.9)	(1.8)	18.7	(110.7)%

Income before income taxes	17.8	1.9	93.9	10.0	(76.1)	(81.0)%
Provision for income taxes	8.2	0.9	36.6	3.9	(28.4)	(77.6)%

Net income	9.6	1.0	57.3	6.1	(47.7)	(83.2)%
Net loss attributable to noncontrolling interest	1.5	0.2	—	—	1.5	NM

Net income attributable to Dresser-Rand	11.1	1.2%	57.3	6.1%	(46.2)	(80.6)%

Bookings	$1,126.1		$1,122.5		$3.6	0.3%

Backlog - ending	$2,245.7		$1,844.9		$400.8	21.7%

Total revenues. Total revenues were $943.1 for the six months ended June 30, 2011, compared to $933.3 for the six months ended June 30, 2010, an increase of $9.8 or 1.1%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was lower during the six months ended June 30, 2011, than the six months ended June 30, 2010, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments. We also experienced $20.8 of revenues being delayed beyond the three months ended June 30, 2011, resulting from a flood that affected our Wellsville facility. In addition, we experienced lower volumes in the Middle East, principally Libya, resulting from political instability in the region. These volume impacts were partially offset by the improving global economic conditions following the severe recession. Additionally, we are experiencing competitive pricing in our new units segment, resulting from a greater focus on capital expenditure costs by clients. These impacts on revenue exclude the acquisition of Guascor, which increased revenues by approximately 8%.

Cost of sales. Cost of sales was $697.3 for the six months ended June 30, 2011, compared to $647.6 for the six months ended June 30, 2010. As a percentage of revenues, cost of sales was 73.9% for the six months ended June 30, 2011, compared to 69.4% for the six months ended June 30, 2010. The increase in cost of sales as a percentage of revenues is the result of an unfavorable mix of projects. The acquisition of Guascor resulted in approximately a 0.7% increase in cost of sales as a percentage of revenues.

Gross profit. Gross profit was $245.8 for the six months ended June 30, 2011, compared to $285.7 for the six months ended June 30, 2010. As a percentage of revenues, gross profit was 26.1% for the six months ended June 30, 2011, compared to 30.6% for the six months ended June 30, 2010. Gross profit percentages declined primarily for the reasons discussed above.

Selling and administrative expenses. Selling and administrative expenses were $176.6 for the six months ended June 30, 2011, compared to $145.5 for the six months ended June 30, 2010. Selling and administrative expenses increased approximately 18% as a result of the acquisition of Guascor including approximately $13.0 of non-recurring transaction and integration costs. Excluding the impact of the acquisition of Guascor, the increase in selling and administrative expenses for the six months ended June 30, 2011, was principally attributable to cost inflation. As a percentage of revenues, selling and administrative expenses increased to 18.7% from 15.6% as a result of these factors.

Research and development expenses. Research and development expenses for the six months ended June 30, 2011, were $12.1 compared to $12.9 for the six months ended June 30, 2010. Research and development expenses decreased in the six months ended June 30, 2011, principally as a result of the timing of expenditures. The decline in research and development expenses was partially offset by the increase of research and development expenditures associated with the acquisition of Guascor. We expect research and development expenditures for the full year to exceed 2010 research and development expenditures as we continue to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for ICS, LNG and steam turbines, as well as expanding the portfolio of projects focused on product enhancements.

Operating income. Operating income was $57.1 for the six months ended June 30, 2011, compared to $127.3 for the six months ended June 30, 2010, a decrease of $70.2. As a percentage of revenues, operating income for the six months ended June 30, 2011, was 6.1%, compared to 13.6% for the six months ended June 30, 2010. The decrease was principally attributable to the factors discussed above.

Interest expense, net. Interest expense, net was $31.0 for the six months ended June 30, 2011, compared to $16.5 for the six months ended June 30, 2010. The increase in interest expense is attributable to incremental borrowings incurred in connection with accelerated stock buyback programs and the acquisition of Guascor, as well as the debt assumed in the acquisition of Guascor. Interest expense for the six months ended June 30, 2011, also includes $6.4 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Early redemption premium on debt. For the six months ended June 30, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other income (expense), net. Other income, net was $1.8 for the six months ended June 30, 2011, compared to other expense, net of $16.9 for the six months ended June 30, 2010. Approximately $1.0 of other income, net for the six months ended June 30, 2011, was attributable to Guascor. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $13.6, which adversely affected the effective tax rate for the six months ended June 30, 2010. Other income (expense), net consists primarily of net currency gains and losses.

Provision for income taxes. Provision for income taxes was $8.2 for the six months ended June 30, 2011, and $36.6 for the six months ended June 30, 2010. Our estimated income tax provision for the six months ended June 30, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of state and local income taxes and valuation allowances on net operating loss carryforwards that, more likely than not, will not be realized, partially offset by different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. Tax expense for the six months ended June 30, 2011, includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more likely than not that the Company’s position will not be sustained upon examination through any appeals or litigation processes. In addition to these impacts to the effective tax rate, the devaluation of the Venezuelan Bolivar discussed above resulted in an additional 6.7% increase in our effective tax rate for the six months ended June 30, 2010.

Non-controlling interest. Non-controlling interest includes the share of net income and losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the six months ended June 30, 2011, were $1,126.1 compared to $1,122.5 for the six months ended June 30, 2010, an increase of $3.6 or 0.3%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in the revenues and bookings are generally due to the variable timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Bookings and backlog increased approximately 8% and 4%, respectively, as a result of the acquisition of Guascor. Backlog was $2,245.7 at June 30, 2011, compared to $1,844.9 at June 30, 2010.

Segment Analysis – six months ended June 30, 2011, compared to six months ended June 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Six months ended June 30,				Period to Period Change
	2011		2010		2010 to 2011	% Change
Revenues
New units	$446.3	47.3%	$452.9	48.5%	$(6.6)	(1.5)%
Aftermarket parts and services	496.8	52.7%	480.4	51.5%	16.4	3.4%

Total revenues	$943.1	100.0%	$933.3	100.0%	$9.8	1.1%

Gross profit
New units	$84.4		$110.0		$(25.6)	(23.3)%
Aftermarket parts and services	161.4		175.7		(14.3)	(8.1)%

Total gross profit	$245.8		$285.7		$(39.9)	(14.0)%

Operating income
New units	$35.5		$69.1		$(33.6)	(48.6)%
Aftermarket parts and services	75.0		104.0		(29.0)	(27.9)%
Unallocated	(53.4)		(45.8)		(7.6)	16.6%

Total operating income	$57.1		$127.3		$(70.2)	(55.1)%

Bookings
New units	$542.2		$605.0		$(62.8)	(10.4)%
Aftermarket parts and services	583.9		517.5		66.4	12.8%

Total bookings	$1,126.1		$1,122.5		$3.6	0.3%

Backlog - ending
New units	$1,792.1		$1,475.6		$316.5	21.4%
Aftermarket parts and services	453.6		369.3		84.3	22.8%

Total backlog	$2,245.7		$1,844.9		$400.8	21.7%

New Units

Revenues. New units revenues were $446.3 for the six months ended June 30, 2011, compared to $452.9 for the six months ended June 30, 2010, a decrease of $6.6 or 1.5%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was comparable during the six months ended June 30, 2011, to volumes during the six months ended June 30, 2010. Approximately $13.9 of revenues were delayed beyond the six months ended June 30, 2011, resulting from a flood that affected our Wellsville facility. The impact of the flood was offset by the improving global economic conditions following the severe recession. Additionally, we are experiencing competitive pricing in our new units segment, resulting from a greater focus on capital expenditure costs by clients. These impacts on revenue exclude the acquisition of Guascor, which increased revenues by approximately 6%. Cycle times of our highly engineered solutions from order entry to completion for products in this segment are currently averaging 12 to 15 months. Cycle times of our standardized equipment are currently averaging four to six months.

Gross profit. Gross profit was $84.4 for the six months ended June 30, 2011, compared to $110.0 for the six months ended June 30, 2010. Gross profit, as a percentage of segment revenues, was 18.9% for the six months ended June 30, 2011, compared to 24.3% for the six months ended June 30, 2010. The reduction in gross profit as a percentage of segment revenues was the result of an unfavorable mix of projects. The acquisition of Guascor resulted in approximately a 0.2% increase in gross profit as a percentage of segment revenues.

Operating income. Operating income was $35.5 for the six months ended June 30, 2011, compared to $69.1 for the six months ended June 30, 2010. As a percentage of segment revenues, operating income was 8.0% for the six months ended June 30, 2011, compared to 15.3% for the six months ended June 30, 2010. The acquisition of Guascor resulted in an approximately 0.4% decrease in operating income as a percentage of segment revenues. Excluding the impact of Guascor, the decrease in operating income and operating income as a percentage of segment revenues resulted principally from the factors discussed above.

Bookings and Backlog. New units bookings for the six months ended June 30, 2011, were $542.2 compared to $605.0 for the six months ended June 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in the revenues and bookings are generally due to the variable timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Bookings and backlog increased approximately 7% and 4%, respectively, as a result of the acquisition of Guascor. The backlog was $1,792.1 at June 30, 2011, compared to $1,475.6 at June 30, 2010.

Aftermarket Parts and Services

Revenues. Aftermarket parts and services revenues were $496.8 for the six months ended June 30, 2011, compared to $480.4 for the six months ended June 30, 2010, an increase of $16.4 or 3.4%. We experienced an increase in volumes principally attributable to the Guascor acquisition, which was partially offset by $6.8 of revenues being delayed beyond the six months ended June 30, 2011, resulting from a flood that affected our Wellsville facility. In addition, we experienced lower volumes in the Middle East, principally Libya, resulting from political instability in the region. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months depending on the nature of the product or service.

Gross profit. Gross profit was $161.4 for the six months ended June 30, 2011, compared to $175.7 for the six months ended June 30, 2010. Gross profit as a percentage of segment revenues for the six months ended June 30, 2011, of 32.5% declined from 36.6% for the six months ended June 30, 2010, as a result of a less favorable mix. Gross profit as a percentage of segment revenues decreased by approximately 1.8% as a result of the acquisition of Guascor.

Operating income. Operating income was $75.0 for the six months ended June 30, 2011, compared to $104.0 for the six months ended June 30, 2010. As a percentage of segment revenues, operating income decreased to 15.1% for the six months ended June 30, 2011, from 21.6% for the six months ended June 30, 2010. The decrease in operating income and operating income as a percentage of segment revenues resulted primarily from the factors discussed above.

Bookings and Backlog. Bookings for the six months ended June 30, 2011 were $583.9, compared to $517.5 for the six months ended June 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Bookings and backlog increased approximately 9% and 1%, respectively, as a result of the acquisition of Guascor. Backlog was $453.6 as of June 30, 2011, compared to $369.3 at June 30, 2010.

Liquidity and Capital Resources (€ in millions)

Current Liquidity

As of June 30, 2011, we had cash and cash equivalents of $127.4 and the ability to borrow $403.5 under the $600.0 revolving portion of our senior secured credit facility (the “Senior Secured Credit Facility), as $176.0 was used for outstanding letters of credit and $20.5 of borrowings was outstanding under the Senior Secured Credit Facility. In addition to these letters of credit, $121.0 of letters of credit and bank guarantees was outstanding at June 30, 2011, which were issued by banks offering uncommitted lines of credit. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the business within the next 12 months and our long-term future contractual obligations. At June 30, 2011, approximately $137.5 of our cash was held outside of the United States. At June 30, 2011, we estimate that approximately $70.4 of our cash is not available for general corporate use because such earnings have been permanently reinvested. At June 30, 2011, we were in compliance with our debt covenants.

Sources and Uses of Liquidity

Net cash used in operating activities for the six months ended June 30, 2011, was $13.8 compared to net cash provided by operating activities of $102.5 for the six months ended June 30, 2010 as a result of lower net income and a higher level of working capital. Accounts receivable declined principally as a result of collections in the six months ended June 30, 2011. We have also received a higher amount of customer advances and progress payments in the six months ended June 30, 2011 that are generally associated with new unit bookings. These working capital improvements have been more than offset by higher levels of inventory that is building in advance of its ultimate shipment. Accounts payable and accruals have declined principally as a result of the timing of payments. In addition, we made $25.7 of pension contributions in the six months ended June 30, 2011, in accordance with our funding policy.

Net cash used in investing activities was $293.0 for the six months ended June 30, 2011, compared to $78.6 for the six months ended June 30, 2010. Cash from investing activities includes the acquisition of Guascor, which we closed on May 4, 2011. The Company paid approximately $304.9 in cash ($261.9 net of cash acquired) and delivered 5,033,172 shares of Dresser-Rand common stock at closing. The SPA includes an adjustment to the purchase price based on the difference in net debt (debt less cash) as defined in the SPA and net debt as of the date of closing that could take up to 180 days from the date of closing to settle.

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $11.2 and have been classified as restricted cash in the consolidated balance sheet.

Cash used in investing activities for the six months ended June 30, 2011, includes capital expenditures of $23.0, which is higher than the six months ended June 30, 2010 as a result the acquisition of Guascor, principally related to the installation of engines in energy plants.

In February 2011, we entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. We also acquired certain broad license rights in certain of our key industries and will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, we made an initial investment of $5.0 in February 2011 and a $1.3 license fee payment, and made an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment resulted in an ownership interest in Echogen of approximately 20%.

Cash used in investing activities for the six months ended June 30, 2010, includes $34.2 related to the acquisition of certain assets of Leading Edge Turbine Technologies, Inc. and the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd.

Net cash used in financing activities was $1.4 for the six months ended June 30, 2011, compared to net cash provided by financing activities of $24.5 six months ended June 30, 2010. Net cash used in financing activities for the six months ended June 30, 2011 includes the cash effect of the accelerated stock buyback programs and debt refinancing activities discussed below, as well as incremental borrowings associated with the acquisition of Guascor.

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of its common stock. The repurchases may be made from time to time and in such amounts as management deems appropriate and have been funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility.

On March 15, 2011, the Company entered into a collared accelerated share acquisition program under which it paid $275.0 to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $275.0 purchase price by the volume-weighted average trading prices of our shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed by the end of 2011.

On March 22, 2011, the Company entered into an un-collared accelerated share acquisition program under which it paid $80.0 to repurchase shares of common stock in a share forward transaction. The total number of shares purchased will be determined by dividing the $80.0 purchase price by the volume-weighted average trading prices of our shares of common stock during a valuation period, minus a fixed discount. The program is expected to be completed by the end of 2011.

Senior Secured Credit Facility

On March 15, 2011, the Company and certain of its foreign subsidiaries entered into a credit agreement with a syndicate of lenders which we refer to as the Senior Secured Credit Facility, and terminated its existing credit facility. The obligations of the Company under the Senior Secured Credit Facility are secured by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the six months ended June 30, 2011, includes $2.1 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility. In connection with entering into the Senior Secured Credit Facility, the Company incurred fees of $9.5, which are being amortized under the interest method over the term of the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a $600.0 revolving credit facility and a $400.0 term loan facility. The term loan facility provided for an initial draw in the amount of $160.0 and one additional delayed draw of up to the remaining $240.0 commitment, which was initiated by the Company as a Euro-based term loan on May 17, 2011. At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding immediately following the end of the delayed draw availability period. Voluntary prepayments may be used to satisfy mandatory principal payments. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At June 30, 2011, term loan borrowings totaled $160.0 and there were $20.5 in borrowings outstanding under the revolving credit facility.

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

The Senior Secured Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, engage in acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s Senior Subordinated Notes that would be materially adverse to lenders, and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default.

Senior Subordinated Notes

On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 then-outstanding 7 3/8% Senior Subordinated Notes, which would have matured on November 1, 2014. The tender offer provided for total consideration to those tendering on or before March 21, 2011, equal to the principal amount of the notes plus 2.8%, and accrued interest. Approximately $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. On March 23, 2011, the Company announced the redemption of all of the remaining 7 3/8% notes at the call price of 102.458% of the face amount of notes. This redemption was completed on April 22, 2011. Following the redemption, the 7 3/8% Senior Subordinated Notes are no longer outstanding. In connection with the redemption, for the three and six months ended June 30, 2011, the Company recorded non-operating expense of approximately $1.9 and $10.1, respectively, for early redemption premiums. Interest expense for the three and six months ended June 30, 2011, includes $1.3 and $6.4, respectively, of accelerated amortization of deferred financing fees as a result of redeeming the then-outstanding 7 3/8% Senior Subordinated Notes.

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

All of the new Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank junior to the Company’s Senior Secured Credit Facility. The new Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers.

The dividends and distributions covenant under the Company’s Senior Secured Credit Facility allows the Company to pay dividends on or repurchase, redeem, or otherwise acquire for value, its outstanding shares in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010, and ending on the day of the most recently ended fiscal quarter. The limitation on shares to be repurchased under this covenant excludes the accelerated share acquisition programs that were executed on March 15 and March 22, 2011.

New accounting standards

On January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. The adoption of ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2010-29, Business Combinations, which updates the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations. ASU 2010-29 clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 generally modify ASC 820 to clarify that the highest and best use concept only applies to nonfinancial assets and to provide specific requirements for measuring instruments recorded in shareholders’ equity. In addition, ASU 2011-04 added requirements for (1) measuring the fair value of financial instruments that are managed within a portfolio, (2) applying discounts and premiums in fair value measurements, and (3) disclosing further information about Level 3 fair value measurements, a reporting entity’s use of non-financial assets, and the categorization of items that are not measured at fair value when fair value is required to be disclosed. ASC 820 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect that the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements or fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or with two separate but consecutive statements. For public entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted and the amendments do not require any transition disclosures. We do not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends”, “appears”, “outlook”, and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our inability to implement our business strategy to increase our aftermarket parts and services revenue;

•	our ability to implement potential tax strategies;

•	our inability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions, or achieve the expected benefits from any future acquisitions;

•	economic, political, currency and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and response to concerns regarding climate change;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	potential for material weaknesses in our internal controls;

•	difficulty in implementing an information management system;

•	our brand name may be confused with others;

•	our pension expenses and funding requirements; and

•	other factors described in this report and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ($ and € in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. The net foreign currency gains (losses) recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was ($2.7) and $.9 for the three and six months ended June 30, 2011, compared to ($2.0) and ($18.1) for the three and six months ended June 30, 2010, and were included in other income (expense), net. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the six months ended June 30, 2010, included approximately $13.6 as a result of this devaluation.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $26.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized gain was $0.02 at June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. We acquired Grupo Guascor, S.L. (“Guascor”) on May 4, 2011, and Guascor’s total assets and revenues constituted 32.3% and 7.9%, respectively, of our related consolidated financial statements as of and for the six months ended June 30, 2011. As the acquisition occurred in the second quarter of 2011, we excluded Guascor’s internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Painted Post Labor Litigation

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

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December 2007 that was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The litigation process, including appeals if elected by either party, could reasonably take 3 to 5 years and potentially even longer to resolve with finality. Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss at this time. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

U.K. Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the United Kingdom that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.8 to address contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

ITEM 1A.	RISK FACTORS

The covenants in our Senior Secured Credit Facility and the indenture governing our new Senior Subordinated Notes impose restrictions that may limit our operating and financial flexibility.

Our Senior Secured Credit Facility and the indenture governing our new Senior Subordinated Notes contain a number of significant restrictions and covenants that limit our and our subsidiaries’ ability to:

•	create, incur or permit liens;

•	borrow money, guarantee debt and sell certain types of preferred stock;

•	pay dividends;

•	make redemptions and repurchases of certain capital stock;

•	make capital expenditures and specified types of investments;

•	prepay, redeem or repurchase, or make amendments to, certain subordinated debt, including our new Senior Subordinated Notes;

•	sell assets or engage in acquisitions, mergers, consolidations and asset dispositions;

•	change the nature of our business;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	engage in affiliate transactions.

The Senior Secured Credit Facility also requires us to comply with specified financial ratios and tests, including but not limited to, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

Maintaining compliance with these covenants could have a material adverse affect on our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as economic conditions and changes in regulations, and we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our new Senior Subordinated Notes and/or the Senior Secured Credit Facility. If there were an event of default under the indenture governing our new Senior Subordinated Notes and/or the Senior Secured Credit Facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our Senior Secured Credit Facility when it becomes due, the lenders under the Senior Secured Credit Facility could proceed against the assets and capital stock which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities ($ in millions except per share amounts)

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of its common stock. The repurchases may be made from time to time and in such amounts as management deems appropriate and have been funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility.

On March 15, 2011, the Company entered into a collared accelerated share acquisition program under which it paid $275.0 to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $275.0 purchase price by the volume-weighted average trading prices of shares of our common stock during a valuation period, minus a fixed discount. The program is expected to be completed by the end of 2011.

On March 22, 2011, the Company entered into an un-collared accelerated share acquisition program under which it paid $80.0 to repurchase shares of common stock in a share forward transaction. The total number of shares purchased will be determined by dividing the $80.0 purchase price by the volume-weighted average trading prices of shares of our common stock during a valuation period, minus a fixed discount. The program is expected to be completed by the end of 2011.

The following table contains information about repurchases of our common stock during the three months ended June 30, 2011:

	September 30,		September 30,		September 30,	September 30,
	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
April 2011	1,013,691	(2)	$—	(2)	1,013,691	$95.0
May 2011	1,115	(1)	$47.17		—	$—
June 2011	—				—	$—

Total	1,014,806				1,013,691	$95.0

(1)	All shares delivered to us in May, as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

(2)	All shares were purchased under the accelerated share buyback programs entered into in March 2011. The weighted average cost to us of shares purchased under the programs will not be determinable until the completion of the programs, which are expected to be completed by the end of 2011.

ITEM 6.	EXHIBITS*

The following exhibits are filed with this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).

4.1	Form of Registration Rights Agreement among Dresser-Rand Group Inc. and the shareholders of Grupo Guascor S.L. (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 4, 2011, file No. 001-32586).

(10.1)&	Employment Contract, dated June 1, 2011, by and between Dresser-Rand International Inc. and Gustavo Nechar.

(10.2)&	Revised Form of Indemnification Agreement between Dresser-Rand Group Inc. and certain of its directors and executive officers.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

&	Management contract.

( )	Filed herewith.

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will file an amendment to this Form 10-Q within 30 days to furnish the XBRL interactive data files required by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: August 4, 2011	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer