Form 10-Q/A
period 2011-06-30
Dresser-Rand Group Inc.
filed 2011-08-19
CIK 1316656

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The number of shares of common stock, $.01 par value, outstanding as of August 1, 2011, was 79,796,496.

EXPLANATORY NOTE

On August 4, 2011, Dresser-Rand Group Inc. filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A to the Original Report (this “Form 10-Q/A”) is being filed solely for the purpose of furnishing Exhibit 101 to the Original Report, which contains the XBRL Interactive Data Files required by Rule 405 of Regulation S-T, by amending the Exhibit Index under Item 6 of Part II of the Original Report. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing date or otherwise.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).

4.1	Form of Registration Rights Agreement among Dresser-Rand Group Inc. and the shareholders of Grupo Guascor S.L. (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 4, 2011, file No. 001-32586).

10.1*&	Employment Contract, dated June 1, 2011, by and between Dresser-Rand International Inc. and Gustavo Nechar.

10.2*&	Revised Form of Indemnification Agreement between Dresser-Rand Group Inc. and certain of its directors and executive officers.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

32.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

(101)	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

* Previously filed or furnished, as applicable, as an exhibit to the Original Report.

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

DRESSER-RAND GROUP INC.

Date: August 19, 2011	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr. Vice President, Controller and Chief Accounting Officer

3