Form 10-Q
period 2011-09-30
Dresser-Rand Group Inc.
filed 2011-11-02
CIK 1316656

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from          to

Commission file number 001-32586

Dresser-Rand Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West8 Tower, Suite 1000 10205 Westheimer Road Houston, TX, U.S.A.	77042

112 Avenue Kleber Cedex 16, Paris, France	75784
(Addresses of principal executive offices)	(Zip Codes)

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

The number of shares of common stock, $.01 par value, outstanding as of October 31, 2011, was 75,240,846.

DRESSER-RAND GROUP INC.

PART 1. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited; $ in millions, except per share amounts)
Net sales of products	$440.0	$378.5	$1,118.3	$1,085.3
Net sales of services	190.5	104.6	455.3	331.1

Total revenues	630.5	483.1	1,573.6	1,416.4

Cost of products sold	323.2	261.9	823.5	748.6
Cost of services sold	136.6	76.0	333.6	236.9

Total cost of sales	459.8	337.9	1,157.1	985.5

Gross profit	170.7	145.2	416.5	430.9
Selling and administrative expenses	89.6	73.5	266.2	219.0
Research and development expenses	8.6	6.4	20.7	19.3

Income from operations	72.5	65.3	129.6	192.6

Interest expense, net	(13.7)	(8.2)	(44.7)	(24.8)
Early redemption premium on debt	—	—	(10.1)	—
Other (expense) income, net	(0.5)	2.5	1.3	(14.2)

Income before income taxes	58.3	59.6	76.1	153.6
Provision for income taxes	17.6	22.1	25.9	58.8

Net income	40.7	37.5	50.2	94.8
Net (income) loss attributable to noncontrolling interest	(0.8)	—	0.7	—

Net income attributable to Dresser-Rand	$39.9	$37.5	$50.9	$94.8

Net income per share
Basic	$0.51	$0.47	$0.65	$1.17

Diluted	$0.51	$0.46	$0.64	$1.16

Weighted average shares outstanding - (in thousands)
Basic	77,860	80,370	78,373	81,340

Diluted	78,611	80,948	79,134	81,804

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(Unaudited; $ in millions, except share amounts)
Assets
Current assets
Cash and cash equivalents	$147.1	$420.8
Restricted cash	28.2	—
Accounts receivable, less allowance for losses of $8.6 at 2011 and $11.4 at 2010	357.7	303.5
Inventories, net	425.5	291.6
Prepaid expenses and other	63.3	36.5
Deferred income taxes, net	37.2	31.8

Total current assets	1,059.0	1,084.2
Property, plant and equipment, net	458.0	278.1
Goodwill	840.2	487.1
Intangible assets, net	526.9	426.0
Deferred income taxes	38.3	9.6
Other assets	65.4	29.3

Total assets	$2,987.8	$2,314.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$521.1	$401.4
Customer advance payments	308.7	253.6
Accrued income taxes payable	28.4	14.1
Loans payable	11.8	—
Current portion of long-term debt	39.1	—

Total current liabilities	909.1	669.1
Deferred income taxes	48.0	35.5
Postemployment and other employee benefit liabilities	82.8	109.0
Long-term debt	1,015.4	370.0
Other noncurrent liabilities	83.6	43.4

Total liabilities	2,138.9	1,227.0

Commitments and contingencies (Notes 8 through 13)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,695,162 and 80,436,896 shares issued and outstanding respectively	0.8	0.8
Additional paid-in capital	96.4	341.9
Retained earnings	835.7	784.8
Accumulated other comprehensive loss	(83.4)	(40.2)

Total Dresser-Rand stockholders’ equity	849.5	1,087.3
Noncontrolling interest	(0.6)	—

Total stockholders’ equity	848.9	1,087.3

Total liabilities and stockholders’ equity	$2,987.8	$2,314.3

See accompanying notes to unaudited consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30,	September 30,
	Nine months ended September 30,
	2011	2010
	(Unaudited; $ in millions)
Cash flows from operating activities
Net income attributable to Dresser-Rand	$50.9	$94.8
Adjustments to reconcile net income attributable to Dresser-Rand to net cash provided by operating activities
Depreciation and amortization	61.4	38.5
Deferred income taxes	8.8	9.0
Stock-based compensation	9.2	10.0
Excess tax benefits from share-based compensation	(3.6)	(0.8)
Amortization of debt financing costs	10.8	2.4
Provision for losses on inventory	0.4	3.9
Loss on sale of property, plant and equipment	0.2	0.6
Net loss from equity investments	0.1	—
Working capital and other, net of acquisitions
Accounts receivable	19.8	10.9
Inventories	(76.8)	48.4
Accounts payable and accruals	6.2	(25.4)
Customer advances	50.9	59.5
Other	(59.5)	6.3

Net cash provided by operating activities	78.8	258.1

Cash flows from investing activities
Capital expenditures	(38.8)	(13.5)
Proceeds from sales of property, plant and equipment	0.3	0.2
Acquisitions, net of cash acquired	(283.5)	(68.8)
Other investments	(10.0)	—
Decrease in restricted cash balances	7.7	—

Net cash used in investing activities	(324.3)	(82.1)

Cash flows from financing activities
Proceeds from exercise of stock options	2.7	0.9
Proceeds from borrowings	1,306.6	—
Excess tax benefits from share-based compensation	3.6	0.8
Repurchase of common stock	(505.0)	(63.3)
Payments for debt financing costs	(15.7)	—
Repayments of debt	(821.7)	(0.1)

Net cash used in financing activities	(29.5)	(61.7)

Effect of exchange rate changes on cash and cash equivalents	1.3	(4.5)

Net (decrease) increase in cash and cash equivalents	(273.7)	109.8
Cash and cash equivalents, beginning of the period	420.8	223.2

Cash and cash equivalents, end of period	$147.1	$333.0

See accompanying notes to unaudited consolidated financial statements.

1. Basis of presentation

Unless the context otherwise indicates, the terms “we”, “our”, “us”, the “Company”, “Dresser-Rand” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by such principles applicable to annual financial statements. These financial statements are unaudited but, in the opinion of management, contain all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and our other filings with the Securities and Exchange Commission. Operating results for the 2011 periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts in the prior periods consolidated financial statements have been revised to conform to the current period’s presentation. These revisions or changes in classification had no impact on the net assets or net income of the Company.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and any required client acceptance has been obtained (or such provisions have lapsed), or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. We enter into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

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

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period in which the insurance company confirms that proceeds for insurance claims will be paid. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or with two separate but consecutive statements. For public entities, the amendments are effective for fiscal years ending after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of ASU 2011-05 will result only in a change in the Company’s presentation of comprehensive income, which is currently presented in its consolidated statement of changes in stockholders’ equity in its Annual Report on Form 10-K and in the notes to its consolidated financial statements in its Quarterly Reports on Form 10-Q.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount, including macroeconomic conditions, such as deterioration in general economic conditions, entity-specific events, such as declining financial performance, and other events, such as an expectation that a reporting unit will be sold. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity can choose to adopt early the revised standard even if its annual test date is before September 15, 2011, provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company has not adopted ASU 2011-08 early, and does not expect ASU 2011-08 to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation - Retirement Benefits - Multiemployer Plans. ASU 2011-09 is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan in order to help financial statement users better understand the financial health of all of the significant plans in which the employer participates. Additional disclosures required by ASU 2011-09 include: (1) the significant multiemployer plans in which an employer participates, including the plan names and identifying number; (2) the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions and their significance to the plan; (3) the financial health of significant multiemployer plans, including an indication of the funded status and whether funding improvement plans are pending or implemented; and (4) the nature of the employer’s commitments to each multiemployer plan, including those specified in collective-bargaining agreements. The revised standard is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. Early adoption is permitted and retrospective application will be required. The Company has not adopted ASU 2011-09 early, and does not expect ASU 2011-09 to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and other investments

On March 3, 2011, the Company, Grupo Guascor, S. L. (“Guascor”) and the stockholders of Guascor entered into a Share Purchase Agreement (the “SPA”) pursuant to which the Company would acquire all of the issued and outstanding capital stock of Guascor. On May 4, 2011, the acquisition of Guascor’s capital stock by the Company pursuant to the SPA was consummated, at which time, Guascor became a 100%-owned subsidiary of the Company. The Guascor acquisition excluded the assets and liabilities of Guascor Fotón AGF, S.L. and Guascor Fotón, S.L. (together, “Fotón”), which were sold by Guascor to a third party, on May 4, 2011 pursuant to the SPA. Fotón, under a limited license, develops and manufactures photovoltaic cells and systems utilizing high concentration photovoltaics with technology developed by a third party, in which Fotón has a less than 10% equity ownership. The Company also received an option to acquire Fotón for a de minimus payment, which may be exercised over a ten year period, beginning on January 1, 2014. The Guascor acquisition was approved by the shareholders of Guascor, and a variety of required regulatory approvals, licenses and clearances were received. Pursuant to the SPA, the Company paid approximately $283.5 net of acquired cash and delivered 5,033,172 shares of Dresser-Rand common stock at closing. The total purchase price was approximately $548.4. The SPA includes an adjustment to the purchase price based on the difference in net debt (gross debt less cash) as defined in the SPA and net debt as of the date of closing that could take up to 270 days from the date of closing to settle.

Guascor was a privately held company founded in 1966 and is headquartered in Vitoria-Gasteiz, Spain. Guascor is a supplier of diesel and gas engines who provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor also has substantial experience in other complementary activities such as the design, construction and development of energy generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill energy recovery, photovoltaic solar energy, farming purine processing, and used tire facilities. Guascor conducts its activities globally. Its principal operations are in Spain, Brazil and Italy, and its net loss and revenues were approximately 26.7% and 11.1%, respectively, of the Company’s net income and revenues for the nine months ended September 30, 2011.

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

The estimated fair values of the additional consideration for the LETT and TMFS acquisitions of $2.5 and $2.0, respectively, at September 30, 2011, are included as liabilities in the Company’s consolidated financial statements. Changes in the fair values since the date of acquisition are recognized immediately in the applicable consolidated statements of income until the contingencies are resolved.

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

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	September 30,	September 30,
	2011	2010
Cash and cash equivalents	$21.4	$—
Restricted cash	36.8	—
Accounts receivable, net	78.1	4.1
Inventory, net	62.2	2.5
Prepaid expenses and other	11.1	—

Total current assets	209.6	6.6

Property, plant and equipment	205.1	12.9
Amortizable intangible assets	144.8	16.8
Goodwill	395.9	15.8
Deferred income taxes, net	24.2	—
Other assets	21.2	—

Total assets acquired	1,000.8	52.1

Accounts payable and accruals	138.5	1.3
Customer advance payments	7.8	—
Accrued income taxes payable	6.5	—
Current portion of long-term debt	98.9	—
Long-term debt	152.0	—
Other noncurrent liabilities	48.7	—

Total liabilities assumed	452.4	1.3

Purchase price	548.4	50.8
Fair value of contingent consideration (non-cash)	—	(6.1)
Fair value of Dresser-Rand common stock as partial consideration	(243.5)	—
Cash acquired	(21.4)	—

Cash paid	$283.5	$44.7

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with an estimate of the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to offset the number of shares issued in connection with the acquisition, (iv) non-recurring costs of $1.9 and $14.9 for the three and nine months ended September 30, 2011, respectively, directly related to the acquisition of Guascor and (v) the income tax effect of these adjustments. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total revenues	$630.5	$569.3	$1,701.5	$1,662.0
Net income attributable to Dresser-Rand	$45.2	$39.1	$66.7	$98.9
Diluted earnings per share attributable to Dresser-Rand	$0.57	$0.48	$0.84	$1.21

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

Other Investments

In 2008, the Company entered into an agreement by which it acquired a non-controlling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a non-controlling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and the Company’s final contractually obligated investment of $5.0 was made in May 2009. The Company also made optional investments of $5.0 in each of November 2009 and November 2010, which resulted in an aggregate non-controlling interest of 29.2%. The agreement allows the Company to make an additional optional investment of $4.0 by November 2011. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option would not give the Company the ability to direct the activities of Ramgen, and consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in the consolidated balance sheet is $19.3.

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed and delivered a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The Company owns approximately 50% of D-R Arabia. The Company made a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC owns approximately 50% of the joint venture and made a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and board participation would give the Company the ability to direct the activities of D-R Arabia, which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

In February 2011, the Company entered into an agreement to acquire a non-controlling interest in Echogen Power Systems, LLC (“Echogen”), a privately held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expires February 24, 2013, and certain broad license rights in certain of the Company’s key industries. The Company will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, the Company made an initial investment of $5.0 in February 2011 and a $1.3 license fee payment, and made an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment resulted in an ownership interest in Echogen of approximately 20%. The investment was accounted for under the cost method in the six months ended June 30, 2011, and under the equity method beginning July 1, 2011. The amount of the investment recorded in the consolidated balance sheet is $9.5. In accordance with the agreement, Echogen has the right, from time to time, to issue capital call notices to the Company up to an additional $10.0 in the aggregate. The Company is permitted to decline to fund a capital call, but failure to fund any such capital call accelerates the option expiration date to the later of February 24, 2012, or the date that the Company declines to fund.

4. Intangible assets and goodwill

The cost and related accumulated amortization of intangible assets were:

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Weighted Average Useful Lives	Cost	Accumulated Amortization
Trade names	$118.4	$16.7	39 years	$94.4	$14.2
Customer relationships	326.2	50.0	32 years	264.5	42.5
Non-compete agreements	5.0	2.0	3 years	2.4	1.2
Existing technology	143.6	38.9	24 years	145.0	34.2
Contracts and purchase agreements	18.4	0.4	11 years	—	—
Software	31.7	21.1	10 years	30.6	18.8
In-process research and development	12.7	—	(a)	—	—

Total amortizable intangible assets	$656.0	$129.1		$536.9	$110.9

(a)	In-process research and development will be amortized over 10 years beginning at the time revenues are generated. There has been no amortization recorded for in-process research and development as of September 30, 2011.

Intangible asset amortization expense was $10.6 and $26.7 for the three and nine months ended September 30, 2011, respectively, and $5.2 and $15.6 for the three and nine months ended September 30, 2010, respectively.

The following table represents the changes in goodwill:

	September 30,	September 30,	September 30,
	New units	Aftermarket parts and services	Total
Balance, December 31, 2010	$151.3	$335.8	$487.1
Acquisitions	296.9	99.0	395.9
Foreign currency adjustments	(30.7)	(12.1)	(42.8)

Balance, September 30, 2011	$417.5	$422.7	$840.2

As a result of certain adjustments made to the preliminary purchase price allocation, the Company reallocated from the new units segment to the aftermarket parts and services segment approximately $88.3 of goodwill in the three months ended September 30, 2011, associated with the acquisition of Guascor.

5. Inventories

Inventories were as follows:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Raw materials	$56.3	$47.2
Finished parts	202.3	125.9
Work-in-process	475.8	327.6

	734.4	500.7
Less: Progress payments	(308.9)	(209.1)

Total inventories, net	$425.5	$291.6

Finished parts may be used in production or sold to customers. Progress payments represent payments from customers based on milestone completion schedules. Any payments received in excess of the related inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the balance sheet.

6. Property, plant and equipment

Property, plant and equipment were comprised of the following:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Cost:
Land	$21.7	$16.7
Buildings and improvements	186.3	120.6
Machinery and equipment	456.0	314.2

	664.0	451.5
Less: Accumulated depreciation	(206.0)	(173.4)

Property, plant and equipment, net	$458.0	$278.1

7. Financial Instruments (€ in millions)

The Company manages exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities as well as through the use of financial instruments, principally forward exchange contracts and interest rate swaps.

The purpose of the Company’s hedging activities is to mitigate the economic impact of changes in foreign currency exchange rates and interest rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, the Company may enter into forward exchange contracts or interest rate swaps. Major exposure areas considered for hedging include foreign currency denominated receivables and payables, firm committed transactions, forecast sales and purchases and variable interest rates.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.6 at September 30, 2011.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes. The Company recognizes derivatives in prepaid expenses or other accounts payable and accruals, as appropriate, on the balance sheet and measures them at fair value. Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income as foreign currency income or loss in other income (expense).

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Foreign currency exchange contracts assets	$6.1	$3.7

Foreign currency exchange contracts liabilities	$8.9	$5.7

The net foreign currency (losses) gains recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities were ($4.5) and ($3.6) for the three and nine months ended September 30, 2011, respectively, compared to $2.7 and ($15.4) for the three and nine months ended September 30, 2010, respectively, and were included in other (expense) income, net.

The carrying values of cash, accounts receivable, short-term borrowings and accounts payable are reasonable estimates of their fair value due to the short-term nature of these instruments. The fair value of debt obligations as determined by quoted market prices as of September 30, 2011, was approximately $371.2.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

Input levels used for our fair value measurements are as follows:

Description	Disclosure	Input Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note 3	Level 3	Not applicable	Income approach using projected results and weighted average cost of capital

Long-term debt (note disclosure only)	Note 7	Level 2	Quoted prices in markets that are not active	Not applicable

Financial derivatives	Note 7	Level 2	Quoted market prices of similar assets or liabilities in active markets	Not applicable

8. Income taxes

We operate in numerous countries and tax jurisdictions around the world, and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes.

Our estimated income tax provision for the three and nine months ended September 30, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future if it becomes more likely than not that the benefits of deferred tax assets will be realized. Tax expense for the nine months ended September 30, 2011, includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more likely than not that the Company’s position will not be sustained upon examination. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $13.6, which adversely affected the effective tax rate for the nine months ended September 30, 2010.

9. Long-Term Debt

Senior Secured Credit Facility

On March 15, 2011, the Company and certain of its foreign subsidiaries entered into a credit agreement with a syndicate of lenders (the “Senior Secured Credit Facility”), and terminated its existing credit facility. The obligations of the Company under the Senior Secured Credit Facility are secured by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the nine months ended September 30, 2011, includes $2.1 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility. In connection with entering into the Senior Secured Credit Facility, the Company incurred fees of $9.5, which are being amortized under the effective interest method over the term of the Senior Secured Credit Facility.

The Senior Secured Credit Facility currently consists of a $700.0 revolving credit facility and a $400.0 term loan facility. Effective October 4, 2011, the lenders under the Senior Secured Credit Facility agreed to the Company’s request pursuant to the terms thereof to increase the total commitments under the revolving credit facility by $100.0. The term loan facility provided for an initial draw in the amount of $160.0 and one additional delayed draw of up to the remaining $240.0 commitment, which was initiated by the Company as a Euro-based term loan on May 17, 2011. At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding immediately following the end of the delayed draw availability period. Voluntary prepayments may be used to satisfy mandatory principal payments. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At September 30, 2011, term loan borrowings totaled $340.7 and there was $176.5 in borrowings outstanding under the revolving credit facility. The Company had issued $180.7 of letters of credit under the revolving credit facility at September 30, 2011. In addition to these letters of credit, $168.7 of letters of credit and bank guarantees were outstanding at September 30, 2011, which were issued by banks offering uncommitted lines of credit.

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

Senior Subordinated Notes

On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 in aggregate principal amount of then-outstanding 7 3/8% Senior Subordinated Notes, which would have matured on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011, equal to the principal amount of the notes plus 2.8%, and accrued interest. Approximately $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. On March 23, 2011, the Company announced the redemption of all of the remaining 7 3/8% Senior Subordinated Notes at the call price of 102.458% of the face amount of notes. This redemption was completed on April 22, 2011. Following the redemption, the 7 3/8% Senior Subordinated Notes are no longer outstanding. In connection with the redemption, for the nine months ended September 30, 2011, the Company recorded non-operating expense of approximately $10.1, for early redemption premiums. Interest expense for the nine months ended September 30, 2011, includes $6.4, of accelerated amortization of deferred financing fees as a result of redeeming the 7 3/8% Senior Subordinated Notes.

On March 22, 2011, the Company issued $375.0 in aggregate principal amount of Senior Subordinated Notes, which bear interest at a rate of 6 1/2% per annum. The notes mature on May 1, 2021. The Company may redeem any of the notes beginning on May 1, 2016, at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6  1/2% Senior Subordinated Notes, the Company incurred fees of $3.7, which are being amortized under the effective interest method over the term of the notes.

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

The dividends and distributions covenant under the Company’s Senior Secured Credit Facility allows the Company to pay dividends on or repurchase, redeem, or otherwise acquire for value, it’s outstanding shares in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter. The limitation on shares to be repurchased under this covenant excludes the accelerated stock acquisition programs that were executed on March 15 and March 22, 2011 (Note 15).

Debt Assumed with the Acquisition of Guascor

In connection with the acquisition of Guascor, the Company assumed various long-term debt arrangements. Principal amounts outstanding under these arrangements as of September 30, 2011, are as follows:

September 30,
Syndicated term loan and working capital lines	$17.3
Other working capital lines	18.2
Bank loans	28.5
Project financing arrangements	46.1
Subsidized loans	12.5
Participating loans	6.6
Other notes payable	53.7

$182.9

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor based generally on the short term debt service requirements of such borrowings. Sinking fund requirements totaled $28.2 and have been classified as restricted cash in the consolidated balance sheet.

Syndicated Term Loan and Working Capital Line

The Company has entered into a term loan and a working capital line with a syndicate of lenders. At September 30, 2011, the Company had $17.3 in borrowings outstanding under the syndicated term loan and no borrowings outstanding on the working capital line. The obligations of the Company under the syndicated term loan and working capital line are secured by mortgages on certain property and intangible assets as well as the shares of substantially all of the material subsidiaries of Guascor. Principal payments on the term loan of $1.2 are payable quarterly, with all principal and interest outstanding due and payable in full at maturity on December 30, 2013. Syndicated term loan borrowings bear interest at the three-month Euribor rate plus 2.75% per annum. The working capital line allows for borrowings of up to approximately $12.0, subject to Guascor maintaining a syndicated loan to equity ratio, on or after December 30, 2011, of less than 1.5. Interest on the working capital line accrues at the three-month Euribor rate plus 2.25% per annum. The working capital line expires on December 30, 2013. Approximately $4.4 of the principal under the syndicated term loan is scheduled to be paid in 2012, and approximately $12.9 is scheduled to be paid in 2013.

Other Working Capital Lines

The Company has other working capital lines with a total outstanding principal balance of $18.2, of which balance approximately $11.1 was borrowed from banks in Spain and approximately $7.1 was borrowed from banks in Brazil. Interest rates for borrowings in Spain range from Euribor plus 0.65% to Euribor plus 2.75% per annum and interest rates for borrowings in Brazil range from 17.0% to 18.4% per annum. Principal on these other working capital lines is scheduled to be paid as follows: $14.3 in 2011; $1.5 in 2012; $1.8 in 2013; and $0.6 in 2014.

Bank Loans

The Company has various bank loans with a total outstanding principal balance of $28.5, of which balance approximately $8.2 was borrowed from banks in Spain, approximately $8.5 was borrowed from banks in Italy, and approximately $11.8 was borrowed from banks in Brazil. Interest rates for borrowings in Spain and Italy range from Euribor plus 0.65% to Euribor plus 2.75% per annum. Substantially all of the borrowings in Brazil are import financing arrangements that bear interest at rates ranging from 3.4% to 6.1% per annum. The remaining borrowings in Brazil bear interest at rates ranging from 16.2% to 20.9% per annum. These bank loans have varying repayment schedules and principal is scheduled to be paid as follows: $3.4 in 2011; $14.7 in 2012; $7.4 in 2013; $2.9 in 2014 and $0.1 in 2015.

Project Financing Arrangements

Approximately $29.9 of the outstanding project financing balance is associated with pig manure treatment facilities in Spain, which bear interest at the six-month Euribor rate plus 1.25% per annum. Approximately $16.2 of the outstanding project financing balance is related to the design, construction and development of power generation and cogeneration plants in Brazil, which bear interest at rates ranging from 4.5% per annum to the Brazilian General Interest of Market Prices (IGPM) plus 13.0% per annum. Each loan is senior to all other debt on the related project and is generally secured by the assets of the project and the stock of the subsidiary borrower. Principal on these project financing arrangements is scheduled to be paid as follows: $3.2 in 2011; $11.1 in 2012; $9.7 in 2013; $6.2 in 2014; $6.0 in 2015; and $9.9 thereafter.

Subsidized Loans

The Company has applied for and received loans from the Ministry of Science and Technology in Spain, the Center for the Development of Industrial Technology in Spain and other similar government agencies, which loans do not bear interest. Interest has been imputed on the loans for purposes of financial reporting. Principal and imputed interest on subsidized loans is scheduled to be paid as follows: $1.0 in 2011; $2.2 in 2012; $2.5 in 2013; $1.9 in 2014; $1.0 in 2015; and $7.0 thereafter.

Participating Loans

The Company has two participating loans that bear interest at the six-month Euribor rate plus 2% per annum, plus additional interest that accrues based on Guascor’s consolidated results up to a maximum additional rate of Euribor plus 6% per annum. Principal on the participating loans is scheduled to be paid as follows: $0.3 in 2011; $2.0 in 2012; $2.0 in 2013; $1.0 in 2014; and $1.3 thereafter.

Other Notes Payable

Other notes payable consist of notes with third parties with varying payment features. Approximately $20.3 of other notes payable plus accrued interest is contingently payable when 75% of the syndicated term loan (described above) has been paid. Approximately $10.0 of other notes payable plus accrued interest is required to be paid when such syndicated loan is fully paid. Approximately $16.5 of the outstanding balance is related to a previous equity ownership of one of Guascor’s subsidiaries, which has been called and is payable in cash, and is compounding interest at an annual rate of 13.0%. Excluding the called equity, interest rates on other notes payable range from one-year Euribor plus 0.75% to one-year Euribor plus 1.25% per annum. Principal on other notes payable, excluding obligations associated with the called equity, is scheduled to be paid as follows: $0.6 in 2011; $1.5 in 2012; $21.8 in 2013; $1.4 in 2014; $0.5 in 2015; and $11.4 thereafter.

10. Pension plans

The components of net pension expense were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$2.0	$1.8	$6.1	$5.6
Interest cost	5.1	5.1	15.2	15.3
Expected return on plan assets	(5.5)	(5.2)	(16.5)	(15.6)
Amortization of prior service cost	0.3	0.3	0.9	1.0
Amortization of net actuarial loss	0.7	0.8	1.9	2.2

Net pension expense	$2.6	$2.8	$7.6	$8.5

The Company made pension contributions of $3.1 and $28.8, respectively, during the three and nine months ended September 30, 2011, and $0.5 and $5.9, respectively, during the three and nine months ended September 30, 2010.

11. Postretirement benefits other than pensions

The components of net periodic postretirement benefits income for such plans were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest cost	$0.3	$0.3	$0.7	$0.7
Amortization of prior service credit	(0.4)	(2.4)	(1.3)	(7.0)
Amortization of net actuarial loss	0.2	0.3	0.7	1.1

Net postretirement benefits expense (income)	$0.1	$(1.8)	$0.1	$(5.2)

12. Commitments and contingencies (€ in millions)

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

Enviroil Litigation

In March 1998, Enviroil Italia, S.p.A. (“Enviroil”), which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Grupo Guascor, S.L. in May 2011, entered into an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy for the production of heating gasoil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010 denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. These proceedings are still pending. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and has engaged in settlement negotiations with MISE.

Although the ultimate outcome of these pending settlement negotiations and judicial and administrative proceedings cannot be ascertained at this time, the Company has recorded an accrual based on its assessment of the potential liability with respect to this matter. It is the opinion of management that, in light of the Company’s right to be indemnified under the SPA by the sellers of Guascor for losses incurred in connection with this matter, the resolution of this matter will not have a material adverse effect on the Company’s financial condition.

13. Warranty accruals

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and adjusted as required.

The following table represents the changes in the product warranty liability:

	September 30,	September 30,
	Nine months ended September 30,
	2011	2010
Beginning balance	$28.2	$39.2
Liabilities assumed from acquisitions	6.7	—
Provisions for warranties issued during the period	10.8	15.5
Adjustments to warranties issued in prior period	(5.9)	(7.0)
Payments during period	(12.7)	(15.3)
Foreign currency adjustments	(0.8)	(1.5)

Ending balance	$26.3	$30.9

14. Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)	New units are highly engineered solutions to new requests from clients and include standardized equipment such as engines and single stage turbines. The segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, sales and administrative support.

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

Segment results for the three and nine months ended September 30, 2011, and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
New units	$292.6	$251.3	$739.0	$704.1
Aftermarket parts and services	337.9	231.8	834.6	712.3

Total revenues	$630.5	$483.1	$1,573.6	$1,416.4

Operating Income
New units	$29.6	$32.6	$65.0	$101.7
Aftermarket parts and services	68.6	55.2	143.7	159.2
Unallocated	(25.7)	(22.5)	(79.1)	(68.3)

Total operating income	$72.5	$65.3	$129.6	$192.6

Depreciation and Amortization
New units	$11.7	$6.2	$29.0	$18.8
Aftermarket parts and services	12.6	6.4	32.4	19.7

Total depreciation and amortization	$24.3	$12.6	$61.4	$38.5

Assets (including Goodwill)
New units	$607.8	$299.0	$607.8	$299.0
Aftermarket parts and services	1,007.3	775.4	1,007.3	775.4
Unallocated	1,372.7	1,139.3	1,372.7	1,139.3

Total assets	$2,987.8	$2,213.7	$2,987.8	$2,213.7

15. Stockholders’ equity

Changes in stockholders’ equity for nine months ended September 30, 2011 and 2010, were:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based employee compensation	—	16.0	—	—	—	16.0
Stock repurchase	—	(505.0)	—	—	—	(505.0)
Stock issued for acquisition	—	243.5	—	—	—	243.5
Net income	—	—	50.9	—	(0.7)	50.2
Other comprehensive income
Foreign currency adjustments	—	—	—	(44.1)	0.1	(44.0)
Unrealized gain on derivatives, net of $0.2 tax	—	—	—	(0.4)	—	(0.4)
Pension and other postretirement benefit plans amortization - net of $0.9 tax	—	—	—	1.3	—	1.3

At September 30, 2011	$0.8	$96.4	$835.7	$(83.4)	$(0.6)	$848.9

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$1,012.6
Stock-based employee compensation	—	11.4	—	—	11.4
Stock repurchase	—	(63.8)	—	—	(63.8)
Net income	—	—	94.8	—	94.8
Other comprehensive income
Foreign currency adjustments	—	—	—	(10.2)	(10.2)
Unrealized gain on derivatives, net of $0.2 tax	—	—	—	(0.5)	(0.5)
Pension and other postretirement benefit plans amortization – net of $1.0 tax	—	—	—	(1.7)	(1.7)

At September 30, 2010	$0.8	$344.2	$732.9	$(35.3)	$1,042.6

The components of total comprehensive income were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to Dresser-Rand	$39.9	$37.5	$50.9	$94.8
Other comprehensive loss
Foreign currency adjustments	(76.9)	49.2	(44.1)	(10.2)
Unrealized loss on derivatives, net of $0.2 tax	(0.6)	—	(0.4)	(0.5)
Pension and other postretirement benefit plans amortization - net of $0.9 tax	0.4	(0.6)	1.3	(1.7)

Total comprehensive income attributable to Dresser-Rand	(37.2)	86.1	7.7	82.4
Total comprehensive loss (income) attributable to noncontrolling interest	1.0	—	(0.6)	—

Total comprehensive (loss) income	$(36.2)	$86.1	7.1	$82.4

During the nine months ended September 30, 2011, the Compensation Committee of the Board of Directors approved grants of options and appreciation rights involving 190,539 shares of common stock and grants of 292,530 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan. Additionally, the Compensation Committee approved the issuance of performance restricted stock units (“PRSUs”) with a target grant amount of 55,770 restricted shares. PRSUs vest ratably between 16.67% and 50.00% annually over a three-year period to the extent that the percentile rank of the shareholder return of the Company’s stock is between the 25th percentile and the 75th percentile of a selected peer group. Additionally, Directors were granted 17,437 shares of restricted stock that will vest in one year.

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of the Company’s common stock. On August 26, 2011, the Company’s Board of Directors further authorized the repurchase of up to $150.0 of the Company’s common stock, including amounts authorized on February 10, 2011, but not yet used to repurchase common stock.

During the nine months ended September 30, 2011, the Company entered into three accelerated stock acquisition programs. Upon the completion of the stock acquisition programs, the full amount of common stock authorized by the Company’s Board of Directors had been repurchased. The repurchases were funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility. The total number of shares purchased was determined by dividing the purchase price by the volume-weighted average trading prices of our shares of common stock during the applicable valuation period, minus a fixed discount. The plans were executed as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Date Initiated	Type of Program	Amount Paid	Date Completed	Initial Shares Delivered	Final Share Settlement	Total Shares Purchased
March 15, 2011	Collared	$275.0	August 4, 2011	4,740,584	641,635	5,382,219
March 22, 2011	Uncollared	$80.0	August 4, 2011	1,143,293	448,487	1,591,780
August 26, 2011	Uncollared	$150.0	September 29, 2011	3,011,242	456,227	3,467,469

Outstanding shares used to calculate earnings per share were reduced by the number of shares repurchased when they were delivered, and the total $505.0 purchase price of the programs was recorded as a reduction in stockholders’ equity upon its prepayment.

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

We operate globally with manufacturing facilities in the United States, France, United Kingdom, Germany, Norway, Spain, China and India. We provide a wide array of products and services to our worldwide client base in over 140 countries from our global locations (over 75 sales offices, 45 service and support centers, including 6 engineering and research and development centers and 13 manufacturing locations) in 18 U.S. states and 32 countries. We have principal offices in Paris, France, and Houston, Texas.

On March 3, 2011, we entered into a Share Purchase Agreement (the “SPA”) with Grupo Guascor, S. L. (“Guascor”) and the stockholders of Guascor pursuant to which we would acquire all of the issued and outstanding capital stock of Guascor. On May 4, 2011, the acquisition of Guascor capital stock by the Company pursuant to the SPA was consummated, at which time Guascor became our 100%-owned subsidiary. Guascor, headquartered in Vitoria-Gasteiz, Spain, is a supplier of diesel and gas engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor also has substantial experience in other complementary activities such as the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill energy recovery, photovoltaic solar energy, farming purine processing and used tire facilities. Guascor conducts its activities globally through 13 sales offices, 5 service and support centers and 1 manufacturing location. Its principal operations are in Spain, Brazil and Italy.

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

Results of Operations

During the three and nine months ended September 30, 2011, our results were impacted by various events outside of the ordinary course of business as follows: (a) the acquisition of Guascor whose results are reflected in our operating results from the date of acquisition, and for which, we incurred non-recurring integration and transaction related expenses, (b) accelerated deferred financing fee amortization and early redemption premiums in connection with terminating our old credit facility, entering into a new credit facility, and refinancing our Senior Subordinated Notes due 2014, (c) a flood at our Wellsville facility, which delayed shipments beyond September 30, 2011, and (d) political instability in the Middle East and North Africa, principally Libya, which resulted in lower revenue in our aftermarket parts and services segment. To the extent applicable to the period discussed, the effects of these events are explained further in the following discussions of operating results for the three and nine months ended September 30, 2011.

Three months ended September 30, 2011, compared to the three months ended September 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Period to Period Change
	Three months ended September 30, 2011		Three months ended September 30, 2010		2010 to 2011	% Change
Statement of Operations Data:
Total revenues	$630.5	100.0%	$483.1	100.0%	$147.4	30.5%
Cost of sales	459.8	72.9	337.9	69.9	121.9	36.1%

Gross profit	170.7	27.1	145.2	30.1	25.5	17.6%
Selling and administrative expenses	89.6	14.2	73.5	15.2	16.1	21.9%
Research and development expenses	8.6	1.4	6.4	1.3	2.2	34.4%

Operating income	72.5	11.5	65.3	13.6	7.2	11.0%
Interest expense, net	(13.7)	(2.2)	(8.2)	(1.7)	(5.5)	(67.1)%
Other (expense) income, net	(0.5)	(0.1)	2.5	0.5	(3.0)	(120.0)%

Income before income taxes	58.3	9.2	59.6	12.4	(1.3)	(2.2)%
Provision for income taxes	17.6	2.8	22.1	4.6	(4.5)	(20.4)%

Net income	40.7	6.4	37.5	7.8	3.2	8.5%
Net income attributable to noncontrolling interest	(0.8)	(0.1)	—	—	(0.8)	NM

Net income attributable to Dresser-Rand	39.9	6.3%	37.5	7.8%	2.4	6.4%

Bookings	$1,170.7		$360.5		$810.2	224.7%

Backlog - ending	$2,724.2		$1,738.0		$986.2	56.7%

Total revenues. Total revenues were $630.5 for the three months ended September 30, 2011, compared to $483.1 for the three months ended September 30, 2010, an increase of $147.4 or 30.5%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was higher during the three months ended September 30, 2011, than the three months ended September 30, 2010. Volumes increased overall as a result of improving global economic conditions following the severe recession. This increase was partially offset by lower volumes in the Middle East, principally Libya, as a result of political instability in the region. The aforementioned impacts on revenue exclude the increase in revenue resulting from the acquisition of Guascor, which increased revenues by approximately 20.7%.

Cost of sales. Cost of sales was $459.8 for the three months ended September 30, 2011, compared to $337.9 for the three months ended September 30, 2010. As a percentage of revenues, cost of sales was 72.9% for the three months ended September 30, 2011, compared to 69.9% for the three months ended September 30, 2010. The increase in cost of sales as a percentage of revenues was principally caused by a less favorable mix resulting from the acquisition of Guascor.

Gross profit. Gross profit was $170.7 for the three months ended September 30, 2011, compared to $145.2 for the three months ended September 30, 2010. As a percentage of revenues, gross profit was 27.1% for the three months ended September 30, 2011, compared to 30.1% for the three months ended September 30, 2010. Gross profit percentages declined principally for the reasons discussed above.

Selling and administrative expenses. Selling and administrative expenses were $89.6 for the three months ended September 30, 2011, compared to $73.5 for the three months ended September 30, 2010. Selling and administrative expenses increased principally as a result of the acquisition of Guascor. As a percentage of revenues, selling and administrative expenses decreased to 14.2% from 15.2%.

Research and development expenses. Research and development expenses for the three months ended September 30, 2011, were $8.6 compared to $6.4 for the three months ended September 30, 2010. Research and development expenses increased in the three months ended September 30, 2011, principally as a result of the acquisition of Guascor. In addition, research and development expenditures for the three months ended September 30, 2011, exceeded research and development expenditures for the three months ended September 30, 2010, as we continue to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for Integrated Compression Systems (“ICS”), Liquefied Natural Gas (“LNG”) and steam turbines, as well as expanding the portfolio of projects focused on product enhancements.

Operating income. Operating income was $72.5 for the three months ended September 30, 2011, compared to $65.3 for the three months ended September 30, 2010, an increase of $7.2. As a percentage of revenues, operating income for the three months ended September 30, 2011, was 11.5%, compared to 13.6% for the three months ended September 30, 2010. The decrease as a percentage of revenues was principally attributable to the factors discussed above.

Interest expense, net. Interest expense, net was $13.7 for the three months ended September 30, 2011, compared to $8.2 for the three months ended September 30, 2010. The increase in interest expense is attributable to incremental borrowings incurred in connection with accelerated stock acquisition programs and the acquisition of Guascor, as well as the debt assumed in the acquisition of Guascor.

Other (expense) income, net. Other expense, net was $0.5 for the three months ended September 30, 2011, compared to other income, net of $2.5 for the three months ended September 30, 2010. Other (expense) income, net, excluding Guascor, consists principally of net currency gains and losses. Guascor had approximately $1.5 of other expense in the three months ended September 30, 2011 which was comprised of net currency gains and losses, gains and losses on emission rights, and the adjustment of certain social tax liabilities arising from changes in circumstances after the date of the acquisition.

Provision for income taxes. Provision for income taxes was $17.6 for the three months ended September 30, 2011, compared to $22.1 for the three months ended September 30, 2010. Our estimated income tax provision for the three months ended September 30, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more likely than not will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized.

Non-controlling interest. Non-controlling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the three months ended September 30, 2011, were $1,170.7 compared to $360.5 for the three months ended September 30, 2010, an increase of $810.2 or 224.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to the variable timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. During the three months ended September 30, 2011, the Company was awarded compression equipment and services valued at more than $700.0, which includes up to 80 DATUM compressor trains that will be installed on eight replicant floating, production, storage and offloading (“FPSO”) vessels. In the three months ended September 30, 2011, approximately $410.0 and $60.0 have been reflected in the Company’s new units and aftermarket bookings, respectively, in accordance with the Company’s bookings policy. Bookings and backlog also increased approximately 32.8% and 4.2%, respectively, as a result of the acquisition of Guascor. Backlog was $2,724.2 at September 30, 2011, compared to $1,738.0 at September 30, 2010.

Segment Analysis –three months ended September 30, 2011, compared to three months ended September 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended September 30,				Period to Period Change
	2011		2010		2010 to 2011	% Change
Revenues
New units	$292.6	46.4%	$251.3	52.0%	$41.3	16.4%
Aftermarket parts and services	337.9	53.6%	231.8	48.0%	106.1	45.8%

Total revenues	$630.5	100.0%	$483.1	100.0%	$147.4	30.5%

Gross profit
New units	$55.6		$54.7		$0.9	1.6%
Aftermarket parts and services	115.1		90.5		24.6	27.2%

Total gross profit	$170.7		$145.2		$25.5	17.6%

Operating income
New units	$29.6		$32.6		$(3.0)	(9.2)%
Aftermarket parts and services	68.6		55.2		13.4	24.3%
Unallocated	(25.7)		(22.5)		(3.2)	(14.2)%

Total operating income	$72.5		$65.3		$7.2	11.0%

Bookings
New units	$732.1		$125.1		$607.0	485.2%
After market parts and services	438.6		235.4		203.2	86.3%

Total bookings	$1,170.7		$360.5		$810.2	224.7%

Backlog - ending
New units	$2,180.2		$1,384.4		$795.8	57.5%
Aftermarket parts and services	544.0		353.6		190.4	53.8%

Total backlog	$2,724.2		$1,738.0		$986.2	56.7%

New Units

Revenues. New units revenues were $292.6 for the three months ended September 30, 2011, compared to $251.3 for the three months ended September 30, 2010, an increase of $41.3 or 16.4%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was higher during the three months ended September 30, 2011, than the three months ended September 30, 2010. Volumes increased overall as a result of improving global economic conditions following the severe recession. The aforementioned impacts on revenue exclude the acquisition of Guascor, which increased revenues by approximately 10.8%. Cycle times of our highly engineered solutions from order entry to completion for products in this segment are currently averaging 12 to 15 months. Cycle times of our standardized equipment are currently averaging four to six months.

Gross profit. Gross profit was $55.6 for the three months ended September 30, 2011, compared to $54.7 for the three months ended September 30, 2010. Gross profit, as a percentage of segment revenues, was 19.0% for the three months ended September 30, 2011, compared to 21.8% for the three months ended September 30, 2010. The decline in gross profit as a percentage of segment revenues is principally the result of a less favorable mix of projects associated with the acquisition of Guascor.

Operating income. Operating income was $29.6 for the three months ended September 30, 2011, compared to $32.6 for the three months ended September 30, 2010. As a percentage of segment revenues, operating income was 10.1% for the three months ended September 30, 2011, compared to 13.0% for the three months ended September 30, 2010. The decrease in operating income as a percentage of segment revenues was principally attributable to the factors discussed above.

Bookings and Backlog. New units bookings for the three months ended September 30, 2011, were $732.1 compared to $125.1 for the three months ended September 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in the revenues and bookings of the new units business are generally due to the variability in timing of very large orders in this segment, which is typical in the oil and gas industry. During the three months ended September 30, 2011, the Company recorded new unit bookings of approximately $410.0 relating to an order for up to 80 DATUM compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog also increased approximately 37.0% and 5.1%, respectively, as a result of the acquisition of Guascor. The backlog was $2,180.2 at September 30, 2011, compared to $1,384.4 at September 30, 2010.

Aftermarket Parts and Services

Revenues. Aftermarket parts and services revenues were $337.9 for the three months ended September 30, 2011, compared to $231.8 for the three months ended September 30, 2010, an increase of $106.1 or 45.8%. We experienced an increase in volumes as a result of improving global economic conditions following the severe recession and a 31.4% increase in volumes attributable to the acquisition of Guascor. These increases were partially offset by lower volumes in the Middle East, principally Libya, resulting from political instability in the region. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months, depending on the nature of the product or service.

Gross profit. Gross profit was $115.1 for the three months ended September 30, 2011, compared to $90.5 for the three months ended September 30, 2010. Gross profit as a percentage of segment revenues for the three months ended September 30, 2011, of 34.1% declined from 39.0% for the three months ended September 30, 2010, principally as a result of a less favorable mix of projects associated with the acquisition of Guascor.

Operating income. Operating income was $68.6 for the three months ended September 30, 2011, compared to $55.2 for the three months ended September 30, 2010. As a percentage of segment revenues, operating income decreased to 20.3% for the three months ended September 30, 2011, from 23.8% for the three months ended September 30, 2010. The decrease in operating income as a percentage of revenues is principally attributable to the factors discussed above.

Bookings and Backlog. Bookings for the three months ended September 30, 2011, were $438.6, compared to $235.4 for the three months ended September 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the three months ended September 30, 2011, the Company recorded aftermarket bookings of approximately $60.0 relating to services in connection with an order for up to 80 DATUM compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog increased approximately 30.6% and 0.8%, respectively, as a result of the acquisition of Guascor. Backlog was $544.0 at September 30, 2011, compared to $353.6 at September 30, 2010.

Nine months ended September 30, 2011, compared to the nine months ended September 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Period to Period Change
	Nine months ended September 30, 2011		Nine months ended September 30, 2010		2010 to 2011	% Change
Statement of Operations Data:
Total revenues	$1,573.6	100.0%	$1,416.4	100.0%	$157.2	11.1%
Cost of sales	1,157.1	73.5	985.5	69.6	171.6	17.4%

Gross profit	416.5	26.5	430.9	30.4	(14.4)	(3.3)%
Selling and administrative expenses	266.2	16.9	219.0	15.5	47.2	21.6%
Research and development expenses	20.7	1.3	19.3	1.4	1.4	7.3%

Operating income	129.6	8.3	192.6	13.5	(63.0)	(32.7)%
Interest expense, net	(44.7)	(2.8)	(24.8)	(1.7)	(19.9)	(80.2)%
Early redemption premium on debt	(10.1)	(0.6)	—	—	(10.1)	NM
Other income (expense), net	1.3	0.1	(14.2)	(1.0)	15.5	109.2%

Income before income taxes	76.1	5.0	153.6	10.8	(77.5)	(50.5)%
Provision for income taxes	25.9	1.6	58.8	4.1	(32.9)	(56.0)%

Net income	50.2	3.4	94.8	6.7	(44.6)	(47.0)%
Net loss attributable to noncontrolling interest	0.7	0.1	—	—	0.7	NM

Net income attributable to Dresser-Rand	50.9	3.3%	94.8	6.7%	(43.9)	(46.3)%

Bookings	$2,296.8		$1,483.0		$813.8	54.9%

Backlog - ending	$2,724.2		$1,738.0		$986.2	56.7%

Total revenues. Total revenues were $1,573.6 for the nine months ended September 30, 2011, compared to $1,416.4 for the nine months ended September 30, 2010, an increase of $157.2 or 11.1%. The highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volume was higher during the nine months ended September 30, 2011, than the nine months ended September 30, 2010, principally as a result of the acquisition of Guascor. The volume increase was partially offset by lower volumes in the Middle East, principally Libya, resulting from political instability in the region, and lower volumes resulting from a flood in our Wellsville facility. Additionally, we experienced competitive pricing in our new units segment during the period, resulting from a greater focus on capital expenditure costs by clients.

Cost of sales. Cost of sales was $1,157.1 for the nine months ended September 30, 2011, compared to $985.5 for the nine months ended September 30, 2010. As a percentage of revenues, cost of sales was 73.5% for the nine months ended September 30, 2011, compared to 69.6% for the nine months ended September 30, 2010. The increase in cost of sales as a percentage of revenues is the result of cost inflation and the mix of projects associated with the acquisition of Guascor.

Gross profit. Gross profit was $416.5 for the nine months ended September 30, 2011, compared to $430.9 for the nine months ended September 30, 2010. As a percentage of revenues, gross profit was 26.5% for the nine months ended September 30, 2011, compared to 30.4% for the nine months ended September 30, 2010. Gross profit percentages declined primarily for the reasons discussed above.

Selling and administrative expenses. Selling and administrative expenses were $266.2 for the nine months ended September 30, 2011, compared to $219.0 for the nine months ended September 30, 2010. Selling and administrative expenses increased approximately 19.2% as a result of the acquisition of Guascor, including approximately $14.9 of non-recurring transaction and integration costs. The remaining increase in selling and administrative expenses for the nine months ended September 30, 2011, was principally attributable to cost inflation. As a percentage of revenues, selling and administrative expenses increased to 16.9% from 15.5% as a result of these factors.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2011, were $20.7 compared to $19.3 for the nine months ended September 30, 2010. Research and development expenses increased in the nine months ended September 30, 2011, principally as a result of the acquisition of Guascor, partially offset by the timing of expenditures. We expect research and development expenditures for the full year to exceed 2010 research and development expenditures as we continue to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for ICS, LNG and steam turbines, as well as expanding the portfolio of projects focused on product enhancements.

Operating income. Operating income was $129.6 for the nine months ended September 30, 2011, compared to $192.6 for the nine months ended September 30, 2010, a decrease of $63.0. As a percentage of revenues, operating income for the nine months ended September 30, 2011, was 8.3%, compared to 13.5% for the nine months ended September 30, 2010. The decrease was principally attributable to the factors discussed above.

Interest expense, net. Interest expense, net was $44.7 for the nine months ended September 30, 2011, compared to $24.8 for the nine months ended September 30, 2010. The increase in interest expense is attributable to incremental borrowings incurred in connection with our accelerated stock acquisition programs and the acquisition of Guascor, as well as the debt assumed in the acquisition of Guascor. Interest expense for the nine months ended September 30, 2011, also includes $8.5 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Early redemption premium on debt. For the nine months ended September 30, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other income (expense), net. Other income, net was $1.3 for the nine months ended September 30, 2011, compared to other expense, net of $14.2 for the nine months ended September 30, 2010. Other income (expense), net, excluding Guascor, consists primarily of net currency gains and losses. Approximately $2.9 of other expense, net for the nine months ended September 30, 2011, was attributable to Guascor which was comprised of net currency gains and losses, gains and losses on emission rights, and the adjustment of certain social tax liabilities arising from changes in circumstances after the date of the acquisition. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $13.6, which adversely affected the effective tax rate for the nine months ended September 30, 2010.

Provision for income taxes. Provision for income taxes was $25.9 for the nine months ended September 30, 2011, and $58.8 for the nine months ended September 30, 2010. Our estimated income tax provision for the nine months ended September 30, 2011 and 2010 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that, more likely than not, will not be realized. We will adjust valuation allowances in the future when it becomes more likely than not that the benefits of deferred tax assets will be realized. Tax expense for the nine months ended September 30, 2011, includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more likely than not that the Company’s position will not be sustained upon examination through any appeals or litigation processes. In addition to these impacts to the effective tax rate, the devaluation of the Venezuelan Bolivar discussed above resulted in an additional 3.7% increase in our effective tax rate for the nine months ended September 30, 2010.

Non-controlling interest. Non-controlling interest includes the share of net income and losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the nine months ended September 30, 2011, were $2,296.8 compared to $1,483.0 for the nine months ended September 30, 2010, an increase of $813.8 or 54.9%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in the revenues and bookings are generally due to the variability in timing of very large orders in the new units segment, which is typical in the oil and gas industry. During the nine months ended September 30, 2011, the Company was awarded compression equipment and services valued at more than $700.0, which includes up to 80 DATUM compressor trains that will be installed on eight replicant FPSO vessels. In the nine months ended September 30, 2011, approximately $410.0 and $60.0 have been reflected in the Company’s new units and aftermarket bookings, respectively, in accordance with the Company’s bookings policy. Bookings and backlog increased approximately 13.8% and 4.2%, respectively, as a result of the acquisition of Guascor. Backlog was $2,724.2 at September 30, 2011, compared to $1,738.0 at September 30, 2010.

Segment Analysis – nine months ended September 30, 2011, compared to nine months ended September 30, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Nine months ended September 30,				Period to Period Change
	2011		2010		2010 to 2011	% Change
Revenues
New units	$739.0	47.0%	$704.1	49.7%	$34.9	5.0%
Aftermarket parts and services	834.6	53.0%	712.3	50.3%	122.3	17.2%

Total revenues	$1,573.6	100.0%	$1,416.4	100.0%	$157.2	11.1%

Gross profit
New units	$140.0		$164.7		$(24.7)	(15.0)%
Aftermarket parts and services	276.5		266.2		10.3	3.9%

Total gross profit	$416.5		$430.9		$(14.4)	(3.3)%

Operating income
New units	$65.0		$101.7		$(36.7)	(36.1)%
Aftermarket parts and services	143.7		159.2		(15.5)	(9.7)%
Unallocated	(79.1)		(68.3)		(10.8)	(15.8)%

Total operating income	$129.6		$192.6		$(63.0)	(32.7)%

Bookings
New units	$1,274.2		$730.1		$544.1	74.5%
After market parts and services	1,022.6		752.9		269.7	35.8%

Total bookings	$2,296.8		$1,483.0		$813.8	54.9%

Backlog - ending
New units	$2,180.2		$1,384.4		$795.8	57.5%
Aftermarket parts and services	544.0		353.6		190.4	53.8%

Total backlog	$2,724.2		$1,738.0		$986.2	56.7%

New Units

Revenues. New units revenues were $739.0 for the nine months ended September 30, 2011, compared to $704.1 for the nine months ended September 30, 2010, an increase of $34.9 or 5.0%. The highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was higher during the nine months ended September 30, 2011, compared to volumes during the nine months ended September 30, 2010. Volumes increased principally as a result of the Guascor acquisition. Additionally, we experienced competitive pricing during the period in our new units segment, resulting from a greater focus on capital expenditure costs by clients. Cycle times of our highly engineered solutions from order entry to completion for products in this segment are currently averaging 12 to 15 months. Cycle times of our standardized equipment are currently averaging four to six months.

Gross profit. Gross profit was $140.0 for the nine months ended September 30, 2011, compared to $164.7 for the nine months ended September 30, 2010. Gross profit, as a percentage of segment revenues, was 18.9% for the nine months ended September 30, 2011, compared to 23.4% for the nine months ended September 30, 2010. The reduction in gross profit as a percentage of segment revenues was the result of cost inflation, an unfavorable mix of projects, and a change in mix resulting from the acquisition of Guascor.

Operating income. Operating income was $65.0 for the nine months ended September 30, 2011, compared to $101.7 for the nine months ended September 30, 2010. As a percentage of segment revenues, operating income was 8.8% for the nine months ended September 30, 2011, compared to 14.4% for the nine months ended September 30, 2010. The decrease in operating income and operating income as a percentage of segment revenues resulted principally from the factors discussed above.

Bookings and Backlog. New units bookings for the nine months ended September 30, 2011, were $1,274.2 compared to $730.1 for the nine months ended September 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in the revenues and bookings are generally due to the variability in timing of very large orders in the new units segment, which is typical in the oil and gas industry. During the nine months ended September 30, 2011, the Company recorded new units bookings of approximately $410.0 relating to an order for up to 80 DATUM compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog increased approximately 12.0% and 5.1%, respectively, as a result of the acquisition of Guascor. The backlog was $2,180.2 at September 30, 2011, compared to $1,384.4 at September 30, 2010.

Aftermarket Parts and Services

Revenues. Aftermarket parts and services revenues were $834.6 for the nine months ended September 30, 2011, compared to $712.3 for the nine months ended September 30, 2010, an increase of $122.3 or 17.2%. We experienced an increase in volumes principally attributable to the Guascor acquisition, which was partially offset by lower volumes in the Middle East, principally Libya, resulting from political instability in the region. Elapsed time from order entry to completion in this segment typically ranges from one day to 12 months, depending on the nature of the product or service.

Gross profit. Gross profit was $276.5 for the nine months ended September 30, 2011, compared to $266.2 for the nine months ended September 30, 2010. Gross profit as a percentage of segment revenues for the nine months ended September 30, 2011, of 33.1% declined from 37.4% for the nine months ended September 30, 2010, as a result of cost inflation, a less favorable mix of revenues, and a change in mix resulting from the acquisition of Guascor.

Operating income. Operating income was $143.7 for the nine months ended September 30, 2011, compared to $159.2 for the nine months ended September 30, 2010. As a percentage of segment revenues, operating income decreased to 17.2% for the nine months ended September 30, 2011, from 22.4% for the nine months ended September 30, 2010. The decrease in operating income and operating income as a percentage of segment revenues resulted primarily from the factors discussed above.

Bookings and Backlog. Bookings for the nine months ended September 30, 2011, were $1,022.6, compared to $752.9 for the nine months ended September 30, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the nine months ended September 30, 2011, the Company recorded aftermarket bookings of approximately $60.0 relating to services in connection with an order for up to 80 DATUM compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog increased approximately 15.7% and 0.8%, respectively, as a result of the acquisition of Guascor. Backlog was $544.0 at September 30, 2011, compared to $353.6 at September 30, 2010.

Liquidity and Capital Resources (€ in millions)

Current Liquidity

As of September 30, 2011, we had cash and cash equivalents of $147.1 and the ability to borrow $242.8 under the $600.0 revolving portion of our senior secured credit facility (the “Senior Secured Credit Facility”), as $180.7 was used for outstanding letters of credit and $176.5 of borrowings was outstanding under the Senior Secured Credit Facility. In addition to these letters of credit, $168.7 of letters of credit and bank guarantees was outstanding at September 30, 2011, which were issued by banks offering uncommitted lines of credit. Effective October 4, 2011, the lenders under the Senior Secured Credit Facility agreed to the Company’s request pursuant to the terms thereof to increase the total commitments under the revolving credit facility by $100.0 to $700.0. Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the business within the next 12 months and our long-term future contractual obligations. At September 30, 2011, approximately $147.5 of our cash was held outside of the United States. At September 30, 2011, we estimate that approximately $74.9 of our cash is not available for general corporate use because such earnings have been permanently reinvested. At September 30, 2011, we were in compliance with our debt covenants.

Sources and Uses of Liquidity

Net cash provided by operating activities for the nine months ended September 30, 2011, was $78.8 compared to $258.1 for the nine months ended September 30, 2010, as a result of lower net income and a higher level of working capital. Accounts receivable declined principally as a result of collections in the nine months ended September 30, 2011. In the aggregate, we have also received a higher amount of customer advances and progress payments in the nine months ended September 30, 2011, that are generally associated with new units bookings and the funding of expenditures on inventory. These working capital improvements have been more than offset by higher levels of inventory that is building in advance of its ultimate shipment. Accounts payable and accruals have increased principally as a result of the timing of payments. In addition, we made $28.8 of pension contributions in the nine months ended September 30, 2011, in accordance with our funding policy.

Net cash used in investing activities was $324.3 for the nine months ended September 30, 2011, compared to $82.1 for the nine months ended September 30, 2010. Cash from investing activities for the nine months ended September 30, 2011, includes the acquisition of Guascor, which we closed on May 4, 2011. The Company paid approximately $304.9 in cash ($283.5 net of cash acquired) and delivered 5,033,172 shares of Dresser-Rand common stock at closing. The SPA includes an adjustment to the purchase price based on the difference in net debt (debt less cash) as defined in the SPA and net debt as of the date of closing that could take up to 270 days from the date of closing to settle.

Cash used in investing activities for the nine months ended September 30, 2010, includes $44.7 related to the acquisitions of Leading Edge Turbine Technologies, Inc. and Turbo Machines Field Services (Pty) Ltd. as well as the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd.

Cash used in investing activities for the nine months ended September 30, 2011, includes capital expenditures of $38.8, which is higher than the nine months ended September 30, 2010, as a result the acquisition of Guascor and principally related to the installation of engines in energy plants.

In February 2011, the Company entered into an agreement to acquire a non-controlling interest in Echogen Power Systems, LLC (“Echogen”), a privately held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expires February 24, 2013, and certain broad license rights in certain of the Company’s key industries. The Company will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, the Company made an initial investment of $5.0 in February 2011 and a $1.3 license fee payment, and made an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment resulted in an ownership interest in Echogen of approximately 20%. In accordance with the agreement, Echogen has the right, from time to time, to issue capital call notices to the Company up to an additional $10.0 in the aggregate. The Company is permitted to decline to fund a capital call, but failure to fund any such capital call accelerates the option expiration date to the later of February 24, 2012, or the date that the Company declines to fund.

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $28.2 and have been classified as restricted cash in the consolidated balance sheet.

Net cash used in financing activities was $29.5 for the nine months ended September 30, 2011, compared to $61.7 for the nine months ended September 30, 2010. Net cash used in financing activities for the nine months ended September 30, 2011, includes the cash effect of the accelerated stock acquisition programs and debt refinancing activities discussed below, as well as incremental borrowings associated with the acquisition of Guascor.

Cash used in financing activities for the nine months ended September 30, 2010, includes $63.3 of repurchased common stock in connection with the February 12, 2010 Board of Directors approved stock repurchase plan.

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of the Company’s common stock. On August 26, 2011, the Company’s Board of Directors further authorized the repurchase of up to $150.0 of the Company’s common stock, including amounts authorized on February 10, 2011, but not yet used to repurchase common stock.

During the nine months ended September 30, 2011, the Company entered into three accelerated stock acquisition programs. Upon the completion of the stock acquisition programs, the full amount of common stock authorized by the Company’s Board of Directors had been repurchased. The repurchases were funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility. The total number of shares purchased was determined by dividing the purchase price by the volume-weighted average trading prices of our shares of common stock during the applicable valuation period, minus a fixed discount. The plans were executed as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Date Initiated	Type of Program	Amount Paid	Date Completed	Initial Shares Delivered	Final Share Settlement	Total Shares Purchased
March 15, 2011	Collared	$275.0	August 4, 2011	4,740,584	641,635	5,382,219
March 22, 2011	Uncollared	$80.0	August 4, 2011	1,143,293	448,487	1,591,780
August 26, 2011	Uncollared	$150.0	September 29, 2011	3,011,242	456,227	3,467,469

Senior Secured Credit Facility

On March 15, 2011, the Company and certain of its foreign subsidiaries entered into a credit agreement with a syndicate of lenders (the “Senior Secured Credit Facility”), and terminated its existing credit facility. The obligations of the Company under the Senior Secured Credit Facility are secured by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the nine months ended September 30, 2011, includes $2.1 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility. In connection with entering into the Senior Secured Credit Facility, the Company incurred fees of $9.5, which are being amortized under the effective interest method over the term of the Senior Secured Credit Facility.

The Senior Secured Credit Facility currently consists of a $700.0 revolving credit facility and a $400.0 term loan facility. Effective October 4, 2011, the lenders under the Senior Secured Credit Facility agreed to the Company’s request pursuant to the terms thereof to increase the total commitments under the revolving credit facility by $100.0. The term loan facility provided for an initial draw in the amount of $160.0 and one additional delayed draw of up to the remaining $240.0 commitment, which was initiated by the Company as a Euro-based term loan on May 17, 2011. At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding immediately following the end of the delayed draw availability period. Voluntary prepayments may be used to satisfy mandatory principal payments. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At September 30, 2011, term loan borrowings totaled $340.7 and there was $176.5 in borrowings outstanding under the revolving credit facility. The Company had issued $180.7 of letters of credit under the revolving credit facility at September 30, 2011. In addition to these letters of credit, $168.7 of letters of credit and bank guarantees were outstanding at September 30, 2011, which were issued by banks offering uncommitted lines of credit.

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

Senior Subordinated Notes

On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 in aggregate principal amount of then-outstanding 7 3/8% Senior Subordinated Notes, which would have matured on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011, equal to the principal amount of the notes plus 2.8%, and accrued interest. Approximately $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. On March 23, 2011, the Company announced the redemption of all of the remaining 7 3/8% Senior Subordinated Notes at the call price of 102.458% of the face amount of notes. This redemption was completed on April 22, 2011. Following the redemption, the 7 3/8% Senior Subordinated Notes are no longer outstanding. In connection with the redemption, for the nine months ended September 30, 2011, the Company recorded non-operating expense of approximately $10.1, for early redemption premiums. Interest expense for the nine months ended September 30, 2011, includes $6.4, of accelerated amortization of deferred financing fees as a result of redeeming the 7 3/8% Senior Subordinated Notes.

On March 22, 2011, the Company issued $375.0 in aggregate principal amount of new Senior Subordinated Notes, which bear interest at a rate of 6 1/2% per annum. The new notes will mature on May 1, 2021. The Company may redeem any of the notes beginning on May 1, 2016, at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6  1/2 % Senior Subordinated Notes, the Company incurred fees of $3.7, which are being amortized under the effective interest method over the term of the notes.

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

The dividends and distributions covenant under the Company’s Senior Secured Credit Facility allows the Company to pay dividends on or repurchase, redeem, or otherwise acquire for value, it’s outstanding shares in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter. The limitation on shares to be repurchased under this covenant excludes the accelerated stock acquisition programs that were executed on March 15 and March 22, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or with two separate but consecutive statements. For public entities, the amendments are effective for fiscal years ending after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of ASU 2011-05 will result only in a change in the Company’s presentation of comprehensive income, which is currently presented in its consolidated statement of changes in stockholders’ equity in its Annual Report on Form 10-K and in the notes to its consolidated financial statements in its Quarterly Reports on Form 10-Q.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount, including macroeconomic conditions, such as deterioration in general economic conditions, entity-specific events, such as declining financial performance, and other events, such as an expectation that a reporting unit will be sold. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity can choose to adopt early the revised standard even if its annual test date is before September 15, 2011, provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company has not adopted ASU 2011-08 early, and does not expect ASU 2011-08 to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation - Retirement Benefits - Multiemployer Plans. ASU 2011-09 is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan in order to help financial statement users better understand the financial health of all of the significant plans in which the employer participates. Additional disclosures required by ASU 2011-09 include: (1) the significant multiemployer plans in which an employer participates, including the plan names and identifying number; (2) the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions and their significance to the plan; (3) the financial health of significant multiemployer plans, including an indication of the funded status and whether funding improvement plans are pending or implemented; and (4) the nature of the employer’s commitments to each multiemployer plan, including those specified in collective-bargaining agreements. The revised standard is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. Early adoption is permitted and retrospective application will be required. The Company has not adopted ASU 2011-09 early, and does not expect ASU 2011-09 to have a material impact on the Company’s consolidated financial statements.

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

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. The net foreign currency (losses) gains recognized for currency transactions, forward currency contracts and re-measuring monetary assets and liabilities was ($4.5) and ($3.6) for the three and nine months ended September 30, 2011, compared to $2.7 and ($15.4), respectively, for the three and nine months ended September 30, 2010, and were included in other income (expense), net. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the nine months ended September 30, 2010, included approximately $13.6 as a result of this devaluation.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87%. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.6 at September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. We acquired Grupo Guascor, S.L. (“Guascor”) on May 4, 2011, and Guascor’s total assets and revenues constituted 29.9% and 11.1%, respectively, of our related consolidated financial statements as of and for the nine months ended September 30, 2011. As the acquisition occurred in the second quarter of 2011, we excluded Guascor’s internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS ($ and € in millions)

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

Enviroil Litigation

In March 1998, Enviroil Italia, S.p.A. (“Enviroil”), which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Grupo Guascor, S.L. in May 2011, entered into an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy for the production of heating gasoil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010 denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. These proceedings are still pending. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and has engaged in settlement negotiations with MISE.

Although the ultimate outcome of these pending settlement negotiations and judicial and administrative proceedings cannot be ascertained at this time, the Company has recorded an accrual based on its assessment of the potential liability with respect to this matter. It is the opinion of management that, in light of the Company’s right to be indemnified under the SPA by the sellers of Guascor for losses incurred in connection with this matter, the resolution of this matter will not have a material adverse effect on the Company’s financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities ($ in millions except per share amounts)

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of the Company’s common stock. On August 26, 2011, the Company’s Board of Directors further authorized the repurchase of up to $150.0 of the Company’s common stock, including amounts authorized on February 10, 2011, but not yet used to repurchase common stock.

During the nine months ended September 30, 2011, the Company entered into three accelerated stock acquisition programs. Upon the completion of the stock acquisition programs, the full amount of common stock authorized by the Company’s Board of Directors had been repurchased. The repurchases were funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility. The total number of shares purchased was determined by dividing the purchase price by the volume-weighted average trading prices of our shares of common stock during the applicable valuation period, minus a fixed discount. The plans were executed as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Date Initiated	Type of Program	Amount Paid	Date Completed	Initial Shares Delivered	Final Share Settlement	Total Shares Purchased
March 15, 2011	Collared	$275.0	August 4, 2011	4,740,584	641,635	5,382,219
March 22, 2011	Uncollared	$80.0	August 4, 2011	1,143,293	448,487	1,591,780
August 26, 2011	Uncollared	$150.0	September 29, 2011	3,011,242	456,227	3,467,469

The following table contains information about repurchases of our common stock during the three months ended September 30, 2011:

	September 30,		September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2011	9	(1)	$53.63	—	$—
August 2011	4,102,680	(2)	$45.25	4,101,364	—
September 2011	—		$—	—	—

Total	4,102,689			4,101,364	$—

(1)	All shares delivered to us in July as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.
(2)	4,101,364 shares were received under the accelerated stock acquisition programs entered into in March and August 2011, and 1,316 shares were delivered to us in August as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan. Specific information with respect to the programs described in this table is included in the preceding table

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Descriptions

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 16, 2007, File No. 001-32586).

(10.1)*	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on August 26, 2011.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of the President and Chief Executive Officer pursuant to Tile 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference).

(101)	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

*	Confidential treatment requested.
()	Filed herewith.
(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: November 2, 2011	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer