Form 10-K
period 2011-12-31
Dresser-Rand Group Inc.
filed 2012-02-29
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

75784 Cedex 16, Paris France

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑     Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $53.75 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,289,044,406.

There were 75,565,288 shares of common stock outstanding on February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

ITEM 1.	BUSINESS ($ in millions)

Overview

Dresser-Rand Group Inc. is a Delaware corporation formed in October 2004. The common stock trades on the New York Stock Exchange under the symbol “DRC.” Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us,” the “Company”, the “Successor” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries, (ii) the term “Dresser-Rand Entities” refers to Dresser-Rand Company and its direct and indirect subsidiaries, Dresser-Rand Canada, Inc. and Dresser-Rand GmbH and (iii) the term “Ingersoll Rand” refers to Ingersoll-Rand plc (NYSE: IR), and its predecessors.

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide. Our high-speed rotating equipment is also supplied to the environmental market space within energy infrastructure. Our segments are new units and aftermarket parts and services. Our products and services are widely used in oil and gas applications that include gas gathering, gas compression and export, gas lift and high pressure re-injection; CO2 re-injection, enhanced oil recovery, main refrigeration compression and other duties for liquefied natural gas (“LNG”) plants; gas transmission and storage as well as gas processing; a variety of refinery services; ammonia and methanol synthesis gas; ethylene and other petrochemical services and chemical plant services. Our custom-engineered products are also used in other advanced applications in the environmental markets we serve and use renewable energy sources, reduce carbon footprint, and recover and/or increase energy efficiency. These include, among others, hot gas turbo-expanders for energy recovery in refineries; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on- and off-shore sites. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used in compressed air energy storage (“CAES”) applications for utility sized power generation projects that are environmentally friendly and provides unique grid management features. The typical CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway and India.

On May 4, 2011, we acquired 100% of the capital stock of Grupo Guascor, S. L. (“Guascor”). Guascor, headquartered in Vitoria-Gasteiz, Spain, is a supplier of diesel and gas engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor also has substantial experience in other complementary activities such as the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill energy recovery, photovoltaic solar energy and farming waste processing.

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 76 sales offices, 45 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations). Our clients include, among others, BP, Chevron, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon Petroleum Company, PDVSA, Pemex, Petrobras, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Total and Turkmengaz.

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise and a culture of safety (which we believe to be industry leading safety performance) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their high speed rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach based on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are the preferred supplier of equipment and aftermarket parts and services to a client. Our alliances and frame agreements enable us to:

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

The markets in which we operate are large and fragmented. We estimate that in 2011, the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $8 billion for critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide, as well as the environmental market space within energy infrastructure. The aftermarket parts and services needs of the installed base of turbo products, reciprocating compressors and steam turbines (both in-house and outsourced) was approximately $11 billion. In addition, we have aftermarket repair capability for gas turbines, a market size of approximately $4 billion.

We believe that, in the long-term, we are well positioned to benefit from a variety of trends that should continue to drive demand for our products and services, including:

•	the increased worldwide demand for energy resulting from population and economic growth;

•	the maturation of production fields worldwide, which requires increased use of compression equipment to offset depletion rates and extend the life of the fields;

•	the increase in demand for natural gas, which is driving growth in gas production, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•

the increased interest in and government support for renewable energy sources such as wind, solar and wave, as well as environmentally focused solutions such as CHP, biomass, compressed air energy and carbon capture and sequestration;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•	the increased outsourcing of equipment maintenance and operations.

Business Strategy

In 2011, approximately 96% of our revenues were generated from energy infrastructure (oil, gas and environmental solutions). Additionally, 47% of our total combined revenues were generated by our new units segment and 53% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream segments of the oil and gas market. In addition, our presence in the emerging alternative energy and environmental services markets that exist for our type of rotating equipment has continued to grow. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these energy infrastructure markets.

We enter 2012 with a record backlog, partially driven by the Pre-Salt FPSO Compression order awarded to us by Petrobras and its partners in the third quarter of 2011. This upstream segment (floating production, storage and offloading — “FPSO”) is expected to remain a robust market for our products and services over the next several years as operators continue to develop hydrocarbon reserves in deeper waters.

Our new units segment, which is tied to energy infrastructure investments, is cyclical by nature. Our flexible manufacturing model, which fundamentally is our ability to flex our supply chain, helps us in times of slowing demand to keep our factories relatively full and fixed costs more fully absorbed, which enables us to better maintain operating margins.

Another important aspect of our business model is that our aftermarket parts and services segment is much less sensitive to business cycles than our new units segment. Our equipment is mission critical to the operating assets of our end user clients. Those assets run continuously and, therefore, generally require parts and servicing regardless of changes in economic activity or commodity prices. In 2011, this segment of our business represented approximately 70% of the Company’s income from operations, excluding unallocated net expenses. Revenues of the aftermarket segment have grown at about a 10% compounded annual rate over the last ten years.

Two other important characteristics of our business model are our strong value proposition and our low capital intensity. Our value proposition is based on our clients’ estimated total cost of owning and operating our supplied equipment. For example, we recently developed the highest pressure highest density centrifugal compressor technology available, which made it possible for clients in the Pre-Salt fields offshore Brazil to eliminate multiple, high pressure carbon dioxide (“CO2”) pumping systems. Thus, we reduced their capital costs in equipment, weight and footprint. Our technology also increases the reliability of the complete system and reduces operating costs. This class of equipment may run for 30 years or more. Over the life cycle of that equipment, the more efficient the equipment, the less energy it consumes to operate and the less CO2 and other emissions emanate from the equipment driving our machines. Our equipment has design features that allow for ease of maintenance, which increases production over the equipment’s service life. Accordingly, there is a quantifiable value proposition associated with what we build. With respect to our low capital intensity, we have historically demonstrated the ability to run our business on an ongoing basis with internally measured net working capital (defined as accounts receivable, inventories, and prepaid expenses less accounts payable and accruals and customer advances) and capital expenditure requirements of less than 2.3% of total revenues for each of the years in the three year period ended December 31, 2011. Over the next two years, we expect our capital expenditures to increase to between 2.5% and 3.5% of total revenues as a result of operational and infrastructure growth initiatives in Saudia Arabia and Brazil and our expansion of the global capabilities of our gas turbine repair business.

Key Strategic Objectives

With respect to our long-term business strategy, certain of our key strategic objectives are described below.

Increase Sales of Aftermarket Parts and Services to the Existing Installed Base.     The substantial portion of the aftermarket parts and services needs of the existing installed base of equipment that we currently do not or only partially service represents a significant opportunity for growth. We believe the market has a general preference for aftermarket original equipment manufacturers’ (“OEMs”) parts and services. We are continuing to implement globally a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. We have assembled a significant amount of data on both Dresser-Rand’s and our competitors’ installed equipment base. We have developed predictive models that help us identify and be proactive in securing aftermarket parts and services opportunities. We are expanding our service center network, which we believe is the largest in the industry for our class of equipment. Through our lean operating system, we have instilled a culture of operational and visual excellence. We believe our premium service level will result in continued growth of sales of aftermarket parts and services. We also expect positive contributions from recently added service centers and newly acquired businesses.

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand Original Equipment Manufacturers’ Equipment.    We believe the aftermarket parts and services market for non-Dresser-Rand equipment in our class represents a significant growth opportunity that we continue to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ products. Through our acquisition of Leading Edge Turbine Technologies in 2010, we added a new dimension to the Company's service portfolio with extension into the large and growing industrial gas turbine repair and field services segment. Additionally, with the largest global network of full-capability service centers and field service support for our class of equipment, we are often in a position to provide quick response to clients and to offer local service. We believe these, along with our world class field service safety performance, are important service differentiators for our clients. By using intelligence gathered on the installed base of equipment, we intend to capitalize on our knowledge, our broad network of service centers, our flexible technology and our existing relationships with most major industry participants to grow our aftermarket parts and services solutions for non-Dresser-Rand equipment. We are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered.

Grow Alliances.    As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service providers that can help them optimize performance over the entire service life of their equipment. We continue to see a high level of interest among our clients in seeking alliances and/or frame agreements with us, and we have entered into agreements with more than 50 of our clients. We plan to leverage our market leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing ones. We currently are the only alliance partner for compressors with Marathon Petroleum Company. In addition, we are a preferred supplier to other alliance partners, including BP, Chevron, ConocoPhillips, ExxonMobil, Fluor, Mustang Engineering, PDVSA, Pemex, Petrobras, Praxair, Repsol, Statoil and Valero.

Expand Our Performance-Based Long-Term Service Contracts.    We are growing our participation in the outsourced services market with our energy asset management and our long-term service contracts, which are designed to offer clients significant value through improved equipment performance, decreased life cycle cost and higher availability levels versus the traditional services and products approach. These contracts generally represent multiyear, recurring revenue opportunities for us that typically include a performance-based element to the service provided. We offer these contracts for most of the markets that we serve.

Introduce New and Innovative Products and Technologies.    We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new units sales and upgrades to the installed base of equipment manufactured by us and other OEMs. Many of our products utilize innovative technology that lowers operating costs and increases reliability and performance. Examples of such technology offerings include adapting the DATUM® compressor platform for the revamping of other OEMs’ equipment, dry-gas seals and bearings and an integrated compression system (“ICS”) including a new generation of rotating separators. We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which could further open up new markets to us. Under our Guascor® product line, we have developed, and continue to develop, gas engines to be fueled on a wide range of gas fuels from natural gas (industrial and domestic quality natural gas) to different types of gases based on methane based fuels, such as flare gas (associated gas), a variety of bio-gas types (landfill, sewage and biomethanization) and, finally, propane, syngas and dual fuel engines (running on diesel and natural gas).

Continue to Improve Profitability. We continually seek to improve our financial and operating performance through cost reductions and productivity improvements. Process efficiencies, cycle time reductions and cost improvements are being driven by greater worldwide collaboration across Dresser-Rand locations. We have Process Innovation teams removing waste using advanced lean manufacturing methodologies such as value stream mapping. A large portion of our finished products comes from purchased materials and we are extending our process innovation and lean methodologies to remove waste from our supply chain. We are focused on continuing to improve our cost position in every area of our business, and we continue to believe there is substantial opportunity to further increase our productivity and reduce costs.

Selectively Pursue Acquisitions. We intend to continue our disciplined pursuit of acquisition opportunities that fit our business strategy. We will focus on acquisitions within the energy infrastructure sector that add new products or technologies to our portfolio, provide us with access to new markets or enhance our current product offering or service capabilities. Given our size and the large number of small companies in our industry and related industries, we believe many opportunities for strategic acquisitions remain.

Products and Services

We design, manufacture and market highly engineered rotating equipment and provide services to the worldwide oil, gas, petrochemical, power generation and industrial process industries. We have two reportable segments based on the demand for energy infrastructure and the associated products and services required, as follows:

1) New units are highly engineered solutions to new requests from clients and also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, sales and administrative support.

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

The following charts show the proportion of our revenue generated by segment, destination and end market for the periods indicated:

Revenues in the United States were approximately 29% of total revenues for the year ended December 31, 2011. Segment and destination revenues and related financial information for 2011, 2010, and 2009 can be found in note 20 to the consolidated financial statements in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines. We also manufacture special-purpose gas turbines and gas and diesel engines. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of the new unit products that we currently offer.

Dresser-Rand Major Product Categories

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,		Sept 30,		Sept 30,		Sept 30,		Sept 30,
End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical		Industrial		Power		Environmental

Turbo Products
Centrifugal Compressors	up to 500k CFM	✓	✓	✓	✓	✓		✓		✓		✓
Gas Turbines & Power Turbines	up to 50+ MW	✓	✓	✓	✓	✓		✓		✓		✓
Power Recovery Expanders	up to 1600°F			✓	✓					✓		✓
Reciprocating Compressors
Process	up to 45k HP	✓	✓	✓	✓	✓		✓				✓
Separable	up to 11k HP, 7500 psig	✓	✓	✓								✓
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓		✓		✓		✓
Engines	up to 1.5 MW	✓	✓	✓	✓	✓		✓		✓		✓

Turbo Products.    We are a leading supplier of turbo machinery for the oil and gas industry worldwide. Turbo products sales represented 47.0%, 54.4%, and 53.4% of our total new unit revenues for the fiscal years ended 2011, 2010, and 2009, respectively. Centrifugal compressors utilize turbo machinery technology that employs a series of graduated impellers to increase pressure. Generally, these centrifugal compressors are used to move a variety of gases through gas processing, refining, and petrochemical facilities, re-inject natural gases into petroleum fields to increase field pressures for added petroleum recovery or to re-inject CO2 to meet regulatory requirements. These compressors are also used to provide the compression needed to increase pressures required to transport gases between gas sources through pipelines. Applications for our turbo products include gas lift and injection, gas gathering, CO2 compression for enhanced oil recovery, storage and transmission, synthetic fuels, ethylene, fertilizer, refineries and chemical production, carbon capture and sequestration (“CCS”) and CAES.

Our proprietary DATUM® product line incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM® product line is a comprehensive line of radial and axial split centrifugal compressors, with modular and scalable construction, for flows up to 500,000 cubic feet per minute (“cfm”) (236 m3/s), and discharge pressures that can range from near atmospheric to over 10,000 pounds per square inch gauge. In some applications, a single DATUM® compressor can compress greater pressure ratios per frame size than a comparable existing competitor product offering, resulting in the capability to handle the same pressure ratio with fewer compressor casings. The DATUM® product line also offers improved rotor stability characteristics. DATUM® compressors are available in 15 frame sizes. In addition to the DATUM® centrifugal compressor line, we manufacture a line of axial flow compressors, legacy centrifugal compressors, warm-gas expanders and hot-gas expanders; as well as steam, gas and power turbines and control systems.

In addition, we offer a variety of gas and power turbines ranging in power capacity from approximately 1.5 megawatts (“MW”) to more than 50 MW, which support driver needs for various centrifugal compressor product lines, as well as for power generation applications.

Reciprocating Compressors.    We are a leading supplier of reciprocating compressors, offering products ranging from medium to high speed separable units driven by engines or electric motors, to large, slow speed motor driven process reciprocating compressors. In 2011, we continued to rank in the top three in worldwide market share. Reciprocating compressor product sales represented 22.8%, 22.7%, and 21.0% of our total new unit revenues for the fiscal years ended 2011, 2010, and 2009, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher compression ratio applications and are better able to handle changes in pressure and flow compared to centrifugal compressors. We offer 11 models of process reciprocating compressors, with power capacity up to 45,000 horsepower (33.6 MW), and pressures ranging from vacuum to 60,000 psig (4140 barg). We offer seven models of medium to high speed reciprocating compressors, with power ratings over 11,000 horsepower (8.2 MW). Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, LNG and natural gas liquids (“NGL”)), midstream services (gas transport, storage, fuel gas and CO2 injection) and downstream processing (G-T-L, H2 production, refining, cool gas, methanol and ethylene, NH3, nitric acid and urea). We also offer control systems for our reciprocating compressors.

Steam Turbines.    We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 19.0%, 22.8%, and 25.6% of our total new unit revenues for the fiscal years ended 2011, 2010, and 2009, respectively. Steam turbines use steam from power plant or process applications or renewable or waste energy sources, and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered to order multi-stage steam turbines. Our steam turbine models have power capacity up to 75MW and are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas, refining, petrochemical, chemical, biomass, CHP, pulp and paper, metals, industrial power production and utilities, sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion and other ship services.

Engines.    As a result of our acquisition of Guascor in May 2011, we are a leading supplier of diesel, gas and dual fuel internal combustion engines. Guascor® engine sales represented approximately 9.8% of our total new unit revenues for the fiscal year ended 2011. Our Guascor® engines have power capacity of up to 1,500 kilowatts. Guascor® engines are used in 1) industrial applications and power generation, 2) marine propulsion and auxiliary generation, and 3) environmental solutions, CHP and bioenergy (waste water treatment plant, landfill and biogas generation).

New Product Development

We believe clients are increasingly choosing their suppliers based upon capability to custom engineer, manufacture and deliver reliable, high-performance products, with the lowest total cost of ownership, in the shortest cycle time, and to provide timely, locally based service and support. New product and technology development is a fundamental part of our value proposition and we believe that we are an industry leader in introducing new, value-added products and technologies. Our increasing investment in research and development also includes a continued commitment to attract and retain a globally based staff of innovative technical experts who are recognized within the industry while, building a partner network that includes several leading universities around the world.

We have delivered numerous products and technologies that contribute to aftermarket parts and services growth, as well as design and process improvements that increase profitability. We continue to invest in the advancement of core technologies that include improving our DATUM® compressor and steam turbine product line efficiency, as well as new technologies that will ensure our long-term industry leadership and maintain our reputation for high quality, reliable solutions. Our continuing investment in Ramgen Power Systems, LLC provides an opportunity to commercialize a breakthrough compression technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.

We are also making incremental research and development investments that support our growth strategies for environmental solutions that include solutions such as waste-to-energy, combined heat and power and ocean wave energy, as well as our proven energy storage solutions for alternative energy power generation via Compressed Air

Energy Storage (“SMARTCAES™”). These investments include continued development and commercialization of technologies that were acquired from the former Peter Brotherhood Ltd., Enginuity and Guascor companies for combined heat and power, wave energy, as well as efficiency improvements and emissions reductions for reciprocating engines in electrical generation and mechanical drive applications. In 2011, we also made our first investment in Echogen Power Systems, LLC (“Echogen”), a company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications.

In 2010, we shipped our first new ICS for installation on an existing offshore platform. The DATUM® ICS uses high-efficiency DATUM® centrifugal compressor technology driven by a high-speed, close-coupled oil-free electric motor, including an integrated gas-liquid separation technology, packaged with process coolers in a single module. It provides a complete compression system that can be applied to upstream, midstream and downstream markets and is part of our technology roadmap to subsea compression. The unit is now on the platform awaiting final commissioning and start-up by the client. In June 2011, we and Statoil (NYSE: STO) launched a joint research and development project based on the ICS. We believe this joint industry development program will lead to an improved value proposition for the ‘only-in-class’ ICS, and will help accelerate the broad market acceptance of the technology for both topside and subsea applications.

Our VECTRA® product line of power turbines, combined with the General Electric LM2500® family of gas generators, provide a high speed gas turbine solution that is available for new equipment and as a retrofit for legacy turbine packages. The advantage of our VECTRA® product line is a light, compact and modular design with high efficiency and quick change-out that increases operating availability and lowers operating costs.

In January 2012, we acquired Synchrony Inc., a technology development company with a portfolio of world-class technologies and products including active magnetic bearings, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Several years ago we identified the strategic importance of being able to offer oil-free solutions in high speed rotating equipment applications. This is accomplished through the application of magnetic bearing technology. The overall value proposition for eliminating auxiliary oil systems centers around three principles: a) reduced footprint and weight in platform and FPSO applications that generates overall capital expenditure savings in the construction phase, b) oil-lubricated bearings in subsea applications are neither practical nor reliable, and c) lubrication oil in compressor and steam turbine applications in general needs to be reconditioned and ultimately discarded as it is mixed with process gas or steam, thus making it environmentally unfriendly. We believe that the seamless integration of this capability into our product development process will provide us with the ability to continuously improve our overall equipment designs, and is the fastest and least expensive way to build this capability internally.

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

Upgrade services are offered on all our lines of rotating equipment, either in conjunction with revamps or on a stand-alone basis. Upgrades are offered to provide the latest applicable technology components for the equipment to improve durability, reliability, and/or availability. Typical upgrades include replacement of components such as governors, bearings, seals, pistons, electronic control devices and retrofitting of existing lubrication, sealing and control systems with newer technology.

Our proactive efforts to educate our clients on improved revamp technologies to our DATUM® line provide significant growth potential with attractive margins. We have the support systems in place, including our technology platform and service facilities and our cost effective Corporate Product Configurator platform, to prepare accurate proposals that will allow us to take advantage of the growth potential in this market. In addition, we believe our alliance relationships will allow us to create new revamp opportunities.

Aftermarket Parts and Services

We continue to believe that the aftermarket parts and services segment provides us with long-term growth opportunities. Aftermarket parts and services are generally less sensitive to business cycles than the new units segment, although revenues and bookings tend to be higher in the second half of the year. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including:

•	Replacement Parts

•	Field Service Turnaround

•	U.S. Navy Service and Repair

•	Operation and Maintenance Contracts

•	Rotor/Spare Parts Storage

•	Condition Monitoring

•	Controls Retrofit

•	Site/Reliability Audits

•	Remote Area Energy Solutions

•	Equipment Repair and Rerates

•	Equipment Installation

•	Applied Technology

•	Long-Term Service Agreements

•	Special Coatings/Weldings

•	Product Training

•	Turnkey Installation/Project Management

•	Energy Asset Management

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered, and servicing these units requires knowledge of their design and performance characteristics. We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines and less than 5% of the supplier provided aftermarket parts and services needs of these same classes of equipment of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher value-added parts and upgrades and the delivery of sophisticated operating, repair and overhaul services. Small independent companies tend to focus on local markets and have a more basic aftermarket offering.

We believe that equipment owners and operators generally prefer to purchase aftermarket parts and services from the OEM of a unit. A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEM service providers. We believe the steady demand for aftermarket parts and services from our installed base represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other OEMs’ installed base of equipment, developing new technology upgrades, increasing our penetration of higher value-added services to our own installed base and extending our served markets through acquisitions in contiguous markets such as gas turbine repair, steam turbine trip and throttle valves, foundation repair and emission control technologies for integral gas engines.

Because equipment in our industry typically has a multi-decade operating life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, clients place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range, servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 45 service and support centers, including six engineering and research and development centers in 32 countries that employ over 1,500 service center and field service personnel, which service our own and other OEMs’ turbo and reciprocating compressors and steam and gas turbines. We believe our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Sales and Marketing

We market our services and products worldwide through our established sales presence in 32 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives. Our sales force is comprised of 570 direct sales/service personnel and a global network of approximately 180 independent representatives, all of whom sell our products and provide service and aftermarket support to our installed base locally in over 150 countries. We are able to deliver significant value to our clients through the use of our Corporate Product Configurator (“CPC”) platform, which permits us to interactively configure certain engineered solutions in real time at their location or ours in days rather than months. We believe this capability to be unique in the industry.

Manufacturing and Engineering Design

Our products and services are used primarily in supplying and servicing mission critical rotating equipment for the energy infrastructure worldwide, where increased environmental regulations test our innovative technologies and design capabilities. Our technologies support our clients' competitiveness by improving process efficiencies and reducing emissions. We have taken aggressive steps to address the challenge of increasing environmental regulation, including creating a strategic business unit to focus on our growth in environmental markets. Not only do we impact the environment through the products and services offered, but also through the manufacture of our products. Our lean manufacturing and quality efforts are critical to reducing waste in production, transportation, inventory and material use. We also use a “flexible manufacturing” strategy, which allows us to accomplish the same amount of manufacturing in less space, by using our suppliers to flex our capacity up or down as needed to meet our manufacturing requirements.

We are committed to providing our clients with the highest quality products and services, and are continuously striving for improved quality and efficiency of both our products and our processes. Our current worldwide process innovation team includes approximately 90 employees who work across the globe to improve quality, on-time delivery, cycle time and profitability. The team uses a number of continuous improvement tools such as 6 Sigma, lean methodologies, value analysis/value engineering and total quality management. The team teaches employees how to apply value-creation and change management methodologies to their areas of responsibility, and to take ownership of process improvement. The lean philosophy and quality improvement principles are continually being encouraged and expanded throughout our Company in a structured fashion using a variety of training tools. Since mid-2008, over 15,600 courses and workshops have been completed, and over 3,100 employees have completed at least one on-line lean course. From management to machine tool operators, our employees have an understanding of these quality and lean practices. To further improve efficiency and productivity, the entire organization is currently undergoing a transformation through a global singular process (“GSP”) effort. Through data, processes, people, and technology, a common way of doing business is being defined.

Efficiency in our operations remains a priority as we focus on providing our clients with faster and improved configured solutions, shorter response times, improved cycle times, and consistent on-time delivery. Lean Sigma improvement methodologies in all of our service centers and manufacturing facilities are occurring daily. Cost improvements through waste reduction were also significant in 2011. In 2009, we launched a program to drive financially measurable reductions in indirect spending areas including energy use, rent and consultants. In addition, management of expense items such as travel and logistics, information technology and other non-product commodities is expected to contribute to improved financial results.

We also seek to provide a competitive advantage to our clients through our current localization strategy with strategic arrangements in the Kingdom of Saudi Arabia, Brazil, Angola and South Korea.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies, petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include, among others, BP, Chevron, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon Petroleum Company, PDVSA, Pemex, Petrobras, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Total and Turkmengaz. In 2011, Chevron totaled 5.9% of total net revenues; in 2010, Petrobras totaled 7.3% of total net revenues; and in 2009, Chevron totaled 5.1% of total net revenues.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we may become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services, which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. These alliance agreements are broad form agreements for supply of products and/or services and are generally terminable upon 30 days’ notice without penalty by either party.

Competition

We encounter competition in all areas of our business. We compete against products manufactured by competitors globally. The principal methods of competition in these markets relate to product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients are barriers to entry for potential new market entrants. Some of our existing competitors have greater financial and other resources than we do.

Over the last 25 years, the turbo compressor industry has consolidated from more than 15 to seven of our larger competitors, the reciprocating compressor industry has consolidated from more than 12 to six of our larger competitors and the steam turbine industry has consolidated from more than 18 to five of our larger competitors. Our larger competitors in the new unit segment of the turbo compressor industry include GE Oil & Gas/Nuovo Pignone, Siemens, Solar Turbines, Inc., Rolls-Royce Group plc, Elliott Company, Mitsubishi Heavy Industries and MAN Turbo; in the reciprocating compressor industry include GE Oil & Gas/Nuovo Pignone, Burckhardt Compression, Neuman & Esser Group, Ariel Corp., Thomassen and Mitsui & Co., Ltd.; in the steam turbine industry include Elliott Company, Siemens, GE Oil & Gas/Nuovo Pignone, Mitsubishi Heavy Industries and Shin Nippon Machinery Co. Ltd.; and in the engine industry include GE/Jenbacher, Caterpillar and Cummins.

In our aftermarket parts and services segment, we compete with our major competitors as discussed above, small independent local providers and our clients’ in-house service providers. However, we believe there is an increasing trend for clients to outsource services, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEMs.

Research and Development

Our research and development expenses were $27.6 million, $23.9 million, and $20.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Certain development expenses are associated with specific orders and are not shown as research and development expenses in our consolidated statement of income, but instead are included in cost of sales. We make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance, significant cost savings and lower environmental impacts. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2011, we had approximately 7,506 employees worldwide, with approximately 53% located in the United States. Approximately 34% of our employees in the United States are covered by collective bargaining agreements. Additionally, approximately 54% of our employees outside of the United States belong to industry or national labor unions.

Painted Post, New York (“N.Y.”)

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

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The litigation process, including appeals if elected by either party, could reasonably take one to three years and potentially even longer to resolve with finality.

Other Labor Relations Matters

Our operations in the following locations have individuals under collective bargaining agreements and/or are unionized: Olean, Painted Post and Wellsville, N.Y.; Burlington, Iowa; Le Havre, France; Peterborough, UK; Naroda, India; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; and Kongsberg, Norway. A collective bargaining agreement will expire at our Wellsville, N.Y. facility in August 2012. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Although we believe that our relations with our represented employees are good, we cannot assure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Environmental and Government Regulation

Manufacturers, such as our Company, are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface water and subsurface water, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and the remediation of environmental pollution relating to such companies’ properties and operations (past and present). Costs and expenses under such environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict. We do not believe that our liabilities in connection with compliance issues will have a material adverse effect on us.

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

The equity purchase agreement entered into in connection with the October 2004 acquisition of the Company from Ingersoll Rand by First Reserve Corporation provides that, with the exception of non-Superfund off-site liabilities and non-asbestos environmental tort cases, which had a three-year time limit for a claim to be filed, Ingersoll Rand will remain responsible without time limit for certain specified known environmental liabilities that existed as of the October 29, 2004, closing date. Each of these liabilities has been placed on the Environmental Remediation and Compliance Schedule to the equity purchase agreement (the “Final Schedule”). We are responsible for all environmental liabilities that were not identified prior to the closing date and placed on the Final Schedule, although we may have claims against others.

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

The Company has identified potential environmental liability associated with subsurface contamination at a Guascor facility. The Company is undertaking environmental site investigation work to characterize the subsurface contamination and develop the plans for the appropriate remedial actions to be taken. The Company does not expect that the environmental costs associated with the site investigation work and any future remediation actions will have a material adverse effect on the Company, and such costs are subject to indemnification by the Sellers under the share purchase agreement entered into between the Company, Guascor and the stockholders of Guascor, which provides that the sellers of Guascor will remain responsible for Guascor’s environmental liabilities that existed as of the May 4, 2011, closing date.

There is significant regulatory activity underway at both the federal and state levels related to climate change. It is expected that international agreements, climate legislation and promulgation of greenhouse gas regulation will continue. Ultimately, caps on carbon emissions in the United States may be established and the cost of regulation is not likely to be distributed uniformly as the energy sector is expected to incur disproportionate cost. Greenhouse gas regulation and reduction for companies in the power and energy sector will have a pronounced impact on key issues of business strategy such as production economics, cost competitiveness, investment decisions and value of assets.

The timing and magnitude of these changes are uncertain. We have and continue to position ourselves to provide solutions for our clients. Today we produce equipment for oil production, refining, petrochemical, LNG, pipelines and an array of other applications that, if this legislation were to be enacted or regulations promulgated, could slow investment by the corporations that use our equipment. However, our products have application regardless of the energy source; our high-speed rotating equipment can be used for the sequestration of CO2 as coal-fired power plants seek to reduce greenhouse gas emissions; in connection with the use of steam from plants now burning biomass to create electricity; as a means to create the bulk energy storage needed to more economically utilize wind and solar energy; solar-thermal applications or, conceivably, to harness the power from waves. While climate change presents business risk, it also presents business opportunities for us.

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

In addition, many of our products and technologies are protected by patents. Except for our Company’s name and principal mark “Dresser-Rand,” no single patent, trademark or trade name is currently material to our business as a whole. We anticipate that we will apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our patented technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may also face claims that our products, services, or operations infringe patents or misappropriate other intellectual property rights of others.

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

We have adopted a Code of Conduct that applies to all employees, executive officers and directors and a Code of Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers. The Code of Conduct, which serves as our "Code of Business Conduct and Ethics" as required by Section 303A.10 of the New York Stock Exchange Listed Company Manual, and the Code of Ethics for the CEO and Senior Financial Officers, which serves as our "Code of Ethics" under Item 406 of Regulation S-K, are posted on our website, www.dresser-rand.com, and are available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o General Counsel, 112 Avenue Kleber, 75784 Cedex 16 Paris, France, or West8 Tower, Suite 1000, 10205 Westheimer Rd. Houston, Texas, 77042.

Any amendment to either the Code of Conduct or the Code of Ethics for the CEO and Senior Financial Officers, any waiver of any provision of the Code of Conduct granted to one of our executive officers or members of the board of directors or any waiver of any provisions of the Code of Ethics for the CEO and Senior Financial Officers granted to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions, will be disclosed on our website at www.dresser-rand.com or in a report on Form 8-K within four business days of such event. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Company’s Board of Directors or a Committee of the Board authorized to do so.

ITEM 1A. RISK	FACTORS

Economic recessions could adversely affect our business.

Prolonged periods of adverse global economic conditions could decrease demand for oil and gas, which in turn could result in lower prices for oil and gas. Such decreased demand and lower prices can result in lower demand for our new equipment and, to a lesser extent, aftermarket parts and services and, therefore, could adversely affect our results of operations and cash flows. For example, the decline in global economic activity in late 2008 and into 2009 significantly reduced demand for our new units and, to a lesser extent, our aftermarket parts and services. New units and aftermarket bookings in 2009 declined 49.1% and 14.6%, respectively, from 2008 levels.

Volatility and disruption of the credit markets may negatively impact us.

We intend to finance our operations and initiatives with existing cash, cash from operations, and borrowings under our senior secured credit facility (“Senior Secured Credit Facility”) and other financing alternatives, if necessary. Adverse national and international economic conditions may affect our ability to fully draw upon our Senior Secured Credit Facility and we may not be able to obtain financing at competitive pricing and terms. Further, while we believe our present liquidity is adequate for our current plans, deterioration in the credit markets or prolonged tightening of credit availability could adversely affect the ability of our clients to pay us or the ability of our suppliers to meet our needs or do so competitively, which could affect our results of operations, liquidity and cash flows.

Our operating results and cash flows could be harmed because of industry downturns.

Conditions in the oil and gas industry, which affect the majority of our revenue, are subject to factors beyond our control. The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile commodity prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the aging of the worldwide installed base of equipment, gas market growth and the construction of new energy infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate. Moreover, new unit bookings can be highly variable due to volatile market conditions, subjectivity clients exercise in placing orders and timing of large orders.

Prices of oil and gas have been very volatile over recent years. For example, prices increased to historic highs in July 2008 followed by a significant decline through February 2009. These price declines reduced demand for our new units, and to a lesser extent for our aftermarket parts and services, from the levels experienced during 2008; and our new unit bookings in 2009 declined 49.1% compared with 2008.

Prolonged periods of reduced client investment in new units could have a material adverse impact on our financial condition, results of operations and cash flows. Any significant downturn in our clients’ markets or in general economic conditions could result in a reduction in demand for our products and services and could harm our business. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock and our 6 1/2% Senior Subordinated Notes (“Senior Subordinated Notes”).

We may not be successful in implementing our business strategy to increase our aftermarket parts and services revenue.

We estimate that we currently provide approximately 55% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines, and less than 5% of the aftermarket parts and services needs of these same classes of equipment of other manufacturers. The successful implementation of our strategy depends on our ability to provide aftermarket parts and services to both our own and our competitors’ installed base of equipment, to develop and maintain our alliance relationships and to maintain competitive costs. Our ability to successfully implement our aftermarket business strategy also depends to a large extent on the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of our clients to outsource their service needs to us, the willingness of our competitors’ clients to outsource their service needs to us and general economic conditions. In addition, our ability to implement and execute our localization initiatives, globalize our gas turbine repair business, make strategic acquisitions and to enter into new alliance agreements with national oil companies in developing countries will impact the success of our business strategy. We cannot assure you that we will succeed in implementing our strategy.

Our reliance on certain suppliers may cause delays in shipments and result in significant revenue and profit deferrals.

In our new units segment we rely on third-party suppliers for certain major pieces of equipment that are integrated into our compression packages. These finished goods are commonly referred to as “major buyouts,” such as large gas turbines or motors that drive our compressors. Our reliance on third-party suppliers for this equipment exposes us to delays resulting from a supplier’s failure to deliver the equipment in a sufficiently timely manner to enable us to meet our commitments to our clients. Any such delays in the delivery of major buyouts may delay our deliveries of compression packages to our clients until subsequent quarterly or annual periods, resulting in deferral of revenue and profit recognition to those future periods.

In certain instances, the deferred revenue and profit recognition could have a material adverse effect on our quarterly and/or annual financial results, and such delays could cause us reputational harm.

If we are unsuccessful in our efforts to establish and/or maintain our compliance with the local content requirements in certain foreign countries, our financial results could be adversely affected.

We are required by the laws and regulations of some foreign countries, as well as the policies of or contracts with some of our clients located in foreign countries, to manufacture or procure a defined portion of our products in that foreign country. These requirements are commonly referred to as “local content requirements.” In order to satisfy these local content requirements, we have undertaken several localization initiatives in selected foreign countries. Some of our competitors with more significant capital resources may elect in the future to implement or expedite their own localization efforts in these countries, and those efforts may result in competitive advantages for them. Our failure to successfully implement our localization initiatives, or otherwise acquire and maintain the capability to satisfy applicable local content requirements, could result in our losing business to our competitors and/or our breaching the terms of existing agreements, potentially resulting in damages, including monetary penalties. Depending on the value to us of lost business or the amounts of any contractual penalties, these consequences could have a material adverse effect on our results of operations.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business. The principal differentiators of competition in our markets include product performance and quality, product technology, new unit client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. Certain clients may be more price sensitive and less receptive to our value proposition of providing the lowest total life cycle costs and minimizing environmental impacts. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our distribution networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace, our business could be adversely affected.

In our aftermarket parts and services segment, we compete with our major competitors, small independent local service providers and our clients’ in-house service providers. Other OEMs typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business. Most of the other OEMs are significantly larger in terms of revenues, cash flow, market capitalization, and they may have better access to capital than we do. Certain of these OEMs have additional products such as large gas turbines that they can offer in a bundled solution in addition to our class of equipment.

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

•	use of available cash, new borrowings or borrowings under our Senior Secured Credit Facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration into our existing systems, programs and processes;

•	difficulties in the assimilation and retention of employees;

•	potential adverse effects on our operating results; and

•

failure to implement effective internal control resulting in potential adverse effects on internal controls over financial reporting and disclosure controls and procedures, which result in material weaknesses or a failure to file our periodic reports with the SEC on a timely basis.

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

Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business globally. For the year ended December 31, 2011, 31% of our net revenue was derived from North America (approximately 29% of which was in the United States), 22% from Europe, 14% from the Middle East and Africa, 15% from Asia Pacific/Southern Asia and 18% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls which impact our ability to convert currencies;

•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries;

•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread global operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations governed by non-U.S. law;

•	nationalization of owned-assets;

•	unexpected transportation delays or interruptions;

•	unexpected changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

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

We have various policies that restrict or prohibit sales of our products and services into countries that are subject to various embargoes and sanctions or to countries designated as state sponsors of terrorism. These policies are more restrictive than what is required under applicable law. Certain of our foreign subsidiaries have sold compressors, turbines and related parts, accessories and services to clients including enterprises controlled by government agencies of a limited number of those countries in the oil, gas, petrochemical and power generation industries. The Company specifically decided to bar its subsidiaries from entering into new contracts from states designated as sponsoring terrorism for any new units in January 2008 and for aftermarket products and services in March 2010. This policy applies on a prospective basis for companies that we acquire since our policy went into effect.

The Company’s foreign subsidiaries’ aggregate 2011 sales into countries that are subject to this policy was less than 3% of the Company’s total sales in 2011 and only included sales to Iran and, to a much lesser extent, Syria. The sales into these countries increased from 2010 principally due to our acquisition of Guascor in May 2011. Guascor subsidiaries are parties to contracts for business in Iran that were entered into prior to the acquisition.

No new contracts applicable to these countries have been entered into by Guascor subsidiaries beyond those existing at the closing date because our policy extends to all of our businesses, including to newly acquired companies following their acquisition. Excluding the sales by these Guascor subsidiaries, sales into the above noted countries were less than 0.1% of the Company’s total sales in 2011. Although such sales are not material in magnitude to our overall business, certain investors may view even this level of business in such countries adversely. This could have an adverse impact on the market price of our common stock and our Senior Subordinated Notes. The sanctions and embargoes did not generally prohibit those subsidiaries from transacting business in such countries; however, they may prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. Legal and self-imposed constraints may negatively affect the financial or operating performance of such business activities and our overall results.

We operate in some countries in which the risk of bribery and other corrupt activities is recognized and, despite our due diligence or other compliance efforts, the companies we acquire pose risks of prior corrupt practices that could adversely affect us. We have detailed policies prohibiting illegal payments and other corrupt activities and have a related comprehensive training and compliance program. However, a risk of bribery or other corrupt activities remains despite our efforts. In such circumstances, we could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of our business operations in those jurisdictions, if evidence of such bribery or other corrupt activities was found.

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

The economic and political situation in Venezuela is subject to change. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolívar receivable balances and bolívar cash balances. Additionally, the Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolívars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. Specifically, included in our cash balance of $128.2 million reported at December 31, 2011, was $3.8 million denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in Venezuela.

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations on transactions, but we have not historically hedged translation risk. We have in the past experienced and believe it is likely that in the future we may experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

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

Our operations and properties are subject to stringent U.S. and foreign, federal, state and local laws and regulations relating to environmental protection, including laws and regulations governing the investigation and clean-up of contaminated properties as well as air emissions, water discharges, waste management and disposal and workplace health and safety. Such laws and regulations affect a significant percentage of our operations, are continually changing, are generally different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial clean-up costs for our properties (many of which are sites of long-standing manufacturing operations) and the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all jurisdictions as these requirements change.

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

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including the clean-up and investigation of some of our properties as well as offsite disposal locations. In addition, although we believe our operations are in compliance with environmental laws and regulations and that we are indemnified by Ingersoll Rand, our former parent company, for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters or the refusal and/or inability of Ingersoll Rand to meet its indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

We also expect that scientific examination of and political attention to issues surrounding the existence and extent of climate change will continue. A variety of regulatory developments, both domestic and international, have been introduced that are focused on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. These developments and further legislation that may be enacted or the development or changes within international accords could adversely affect our operations and the demand for or suitability of our products and services.

Failure to maintain a safety performance that is acceptable to our clients could result in the loss of future business.

Our U.S. clients are heavily regulated by the Occupational Safety & Health Administration concerning workplace safety and health. Our clients have very high expectations regarding safety and health issues and require us to maintain safety performance records for our worldwide operations, field services, repair centers, sales and manufacturing plants. Our clients often insist that our safety performance equal or exceed their safety performance requirements. Most of our major clients have safety performance criteria for their suppliers in order to be qualified for their "approved suppliers" list. If we fail to meet a client’s safety performance requirements, we may be removed from that client’s approved suppliers database and precluded from bidding on future business opportunities with that client.

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

As of December 31, 2011, we had approximately 7,506 employees worldwide. Of our employees, approximately 53% are located in the United States. Approximately 34% of our employees in the United States are covered by collective bargaining agreements including operations in Olean, Painted Post and Wellsville, N.Y., and in Burlington, Iowa. A collective bargaining agreement will expire at our Wellsville facility in August 2012. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Furthermore, approximately 54% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following international locations are unionized with agreements negotiated annually: Le Havre, France; Peterborough, UK; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; Kongsberg, Norway; and Naroda, India. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We may be faced with product claims or adverse consequences of regulations as a result of the hazardous applications in which our products are used.

Because some of our products are used in systems that handle volatile, toxic or hazardous substances, a failure or alleged failure of certain of our products have resulted in, and in the future could result in, claims against our Company for product liability, including property damage, personal injury damage, wrongful death, pollution and other environmental damage, and consequential damages. These risks may expose our clients to liability. If our clients suffer damages as a result of the occurrence of such events, they may reduce their business with us. Further, we may be subject to potentially material liabilities relating to claims alleging personal injury as a result of hazardous substances incorporated into our products. Furthermore, a claim could be made for the adverse consequences of environmental contamination under various regulations. Such claims could have an adverse effect on our business, results of operations and cash flow.

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

We are in the process of implementing an Oracle based information management system across our worldwide operations. We have implemented the system in part in LeHavre, Burlington, Bielefeld, Oberhausen, Painted Post, Olean, Canada, our U.S. field service operations and ten of our U.S. repair centers. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

Prior to implementing Oracle at certain of our locations, we are operating legacy operational and financial systems and have risks inherent with running these older systems, such as limited vendor support, declining in-house knowledge of the systems and manual processes to compensate for system limitations. While we have processes and procedures to mitigate these risks, we cannot guarantee the continued operation of these legacy systems would not cause disruption in the business or affect our internal and disclosure controls.

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

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash and to access capital. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Secured Credit Facility or otherwise in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We might be unable to access the full amount of borrowings available under our Senior Secured Credit Facility, which depends in part on the financial condition of the financial institutions participating in our credit facility. We might be unable to refinance any of our debt, including our Senior Secured Credit Facility or our Senior Subordinated Notes, on commercially reasonable terms.

The covenants in our Senior Secured Credit Facility and the indenture governing our Senior Subordinated Notes impose restrictions that may limit our operating and financial flexibility.

Our Senior Secured Credit Facility and the indenture governing our Senior Subordinated Notes contain a number of significant restrictions and covenants that limit our and our subsidiaries’ ability to:

•	create, incur or permit liens;

•	borrow money, guarantee debt and sell certain types of preferred stock;

•	pay dividends;

•	make redemptions and repurchases of certain capital stock;

•	make capital expenditures and specified types of investments;

•	pre-pay, redeem or repurchase, or make amendments to, certain subordinated debt, including our Senior Subordinated Notes;

•	sell assets or engage in acquisitions, mergers, consolidations and asset dispositions;

•	change the nature of our business;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	engage in affiliate transactions.

The Senior Secured Credit Facility also requires us to comply with specified financial ratios and tests, including but not limited to, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

Maintaining compliance with these covenants could have a material adverse effect on our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as economic conditions and changes in regulations, and we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our Senior Subordinated Notes and/or the Senior Secured Credit Facility. If there were an event of default under the indenture governing our Senior Subordinated Notes and/or the Senior Secured Credit Facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our Senior Secured Credit Facility when it becomes due, the lenders under the Senior Secured Credit Facility could proceed against the assets and capital stock which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

Our pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial experience and changes in government laws and regulations. If the market value of securities held by the plan trusts declines, our pension expense would increase and, as a result, could adversely affect our financial results. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligation under such plans. Such factors and the statutory funding requirements of various countries in which we sponsor pension plans may legally require us to make contributions to our pension plans in the future, and those contributions could be material. In addition, if local authorities increase the minimum funding requirements for our pension plans, we could be required to contribute more funds, which would negatively affect our cash flow and liquidity.

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

•	actual or anticipated variations in operating results;

•	changes in opinions and earnings and other financial estimates by securities analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions, depressions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, new products and technologies or other strategic initiatives.

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

Our corporate headquarters are located in Houston, Texas, and Paris, France. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2011.

	September 30,	September 30,	September 30,
Location	Status	Approximate Square Feet	Type
Le Havre, France	Owned/Leased	1,449,425	Manufacturing and services
Olean, New York	Owned	915,817	Manufacturing and services
Painted Post, New York	Owned	840,000	Manufacturing and services
Wellsville, New York	Owned	396,912	Manufacturing and services
Houston, Texas	Owned/Leased	201,112	Warehouse and offices
Houston, Texas	Owned	191,929	Manufacturing and services
Peterborough, United Kingdom	Owned/Leased	170,926	Manufacturing and services
Kongsberg, Norway	Leased	121,621	Manufacturing and services
Burlington, Iowa	Owned	114,000	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Zumaia, Spain	Owned	92,971	Manufacturing and services
Shanghai, China	Leased	98,766	Manufacturing and services
Oberhausen, Germany	Owned	75,122	Manufacturing and services
Campinas, Brazil	Owned	73,454	Services
Bielefeld, Germany	Owned	30,492	Manufacturing and services

ITEM 3.	LEGAL PROCEEDINGS

The disclosures required in Item 3 are included in Note 15, Commitments and Contingencies – Legal Proceedings, in the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

	September 30,	September 30,
	High	Low
2011
Three months ended March 31, 2011	$53.62	$41.05
Three months ended June 30, 2011	$55.32	$46.52
Three months ended September 30, 2011	$55.85	$35.69
Three months ended December 31, 2011	$54.96	$39.62
2010
Three months ended March 31, 2010	$33.65	$29.58
Three months ended June 30, 2010	$35.37	$29.81
Three months ended September 30, 2010	$38.91	$30.78
Three months ended December 31, 2010	$43.29	$34.22

As of February 22, 2012, there were 11 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 42,817 as of February 22, 2012.

We do not currently have plans to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations, share repurchases and acquisitions. At December 31, 2011, the amount available to us to pay cash dividends under the more restrictive covenants of our Senior Secured Credit Facility and our indenture governing the Senior Subordinated Notes is limited to $200.0 million plus 50% of the net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter as available cumulatively after previous dividends and certain stock repurchases. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended December 31, 2011:

	September 30,		September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2011	—		$—	—	$—
November 2011	1,114	(a)	$48.38	—	$—
December 2011	—		$—	—	$—

Total	1,114			—	$—

(a)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total stockholder return with a general market index (the “S&P 500”) and the PHLX Oil Service Sector Index (“OSX”) of 15 companies in the oil service sector. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dresser-Rand Group Inc., the S&P 500 and the OSX at the close of trading on December 31, 2006, and assumes the reinvestment of all dividends.

Comparison of Cumulative Total Return

INDEXED RETURNS

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ending
Company/Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Dresser-Rand Group Inc.	$100	$171	$76	$139	$187	$219
S&P 500 Index	100	120	74	91	103	103
PHLX Oil Service Sector Index	100	182	73	118	148	131

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filing and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA ($ in millions, except per share amounts)

The following selected financial information as of and for the periods indicated has been derived from our audited consolidated financial statements. You should read the following information together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes to consolidated financial statements included in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Income Data:
Net sales, third parties	$2,311.6	$1,953.6	$2,289.6	$2,194.7	$1,665.0
Cost of sales	1,662.3	1,366.7	1,632.1	1,576.1	1,216.1

Gross profit	649.3	586.9	657.5	618.6	448.9
Selling and administrative expenses	364.6	300.5	287.3	273.8	239.0
Research and development expenses	27.6	23.9	20.3	12.7	12.8
Curtailment amendment / plan settlement(1)	—	—	1.3	(5.4)	—

Income from operations	257.1	262.5	348.6	337.5	197.1
Interest expense, net	(61.7)	(33.0)	(31.8)	(29.4)	(36.8)
Early redemption premium on debt	(10.1)	—	—	—	—
Other (expense) income, net	(3.0)	(13.8)	(4.9)	(6.8)	7.3

Income before income taxes	182.3	215.7	311.9	301.3	167.6
Provision for income taxes	62.4	69.0	101.1	103.6	60.9

Net income	119.9	146.7	210.8	197.7	106.7
Net income attributable to noncontrolling interest	(0.2)	—	—	—	—

Net income attributable to Dresser — Rand	$119.7	$146.7	$210.8	$197.7	$106.7

Net income per share:
Basic	$1.54	$1.81	$2.58	$2.36	$1.25
Diluted	$1.53	$1.80	$2.57	$2.36	$1.25
Consolidated Statement of Cash Flow Data:
Cash flows provided by operating activities	$108.1	$375.6	$129.8	$234.8	$216.0
Cash flows used in investing activities	(346.0)	(106.1)	(62.6)	(136.3)	(26.0)
Cash flows (used in) provided by financing activities	(53.3)	(68.3)	1.9	(148.6)	(140.8)

(1)	See note 12 to the consolidated financial statements.

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$128.2	$420.8	$223.2	$147.1	$206.2
Total assets	3,042.4	2,314.3	2,150.2	2,052.2	1,950.9
Debt:
Current portion of debt	39.3	—	0.1	0.2	0.2
Long-term debt, net of current portion	987.9	370.0	370.0	370.1	370.3
Total debt	1,027.2	370.0	370.1	370.3	370.5
Stockholders' equity	871.9	1,087.3	1,012.6	760.2	805.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our ability to implement our business strategy to increase our aftermarket parts and services revenue;

•	delivery delays by certain third-party suppliers of large equipment;

•	our ability to implement potential tax strategies;

•	our ability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions, or achieve the expected benefits from acquisitions;

•	economic, political and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and responses to concerns regarding climate change;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our brand name may be confused with others;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-K.

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

Basis of Presentation

The accompanying consolidated financial statements and notes to consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Dresser-Rand Group

Inc. and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

Overview

We have been serving the energy markets since 1840. For over 170 years, the Company has been able to build on the legacy of innovation and technology from companies that include many of the most respected names in the industry — Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Nadrowski, Coppus, Murray, Gimpel, Peter Brotherhood, Arrow Industries, Enginuity, Compressor Renewal Services, Grupo Guascor, S. L., Leading Edge Turbine Technologies and Turbo Machines Field Services. During that time, we have amassed the largest installed base of equipment in our class that we believe would be very difficult for competitors to replicate.

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, petrochemical and process industries. Our products are used for applications that include oil and gas production and gas lift; high-pressure gas injection and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications for general industrial markets such as paper, steel, sugar and distributed power generation. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, technical support and other extended services. In addition, see Item 1., Business, in this Form 10-K for a description of the markets we serve.

We operate globally with manufacturing facilities in the U.S., Spain, France, UK, Germany, Norway and India. We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 76 sales offices, 45 service and support centers, including six engineering and research and development centers and 13 manufacturing locations). For the year ended December 31, 2011, 31% of our net revenue was derived from North America (approximately 29% of which was in the United States), 22% from Europe, 14% from the Middle East and Africa, 15% from Asia Pacific / Southern Asia and 18% from Latin America. For the year ended December 31, 2010, 35% of our net revenue was derived from North America (approximately 31% of which was in the United States), 21% from Europe, 15% from the Middle East and Africa, 17% from Asia Pacific / Southern Asia and 12% from Latin America. For the year ended December 31, 2009, our revenue by geographic region consisted of North America 38% (approximately 35% of which was in the United States), Europe 18%, Asia Pacific / Southern Asia 17%, Middle East and Africa 17% and Latin America 10%.

On May 4, 2011, we acquired all of the issued and outstanding capital stock of Grupo Guascor, S.L. (“Guascor”), a supplier of diesel and gas engines and a provider of energy solutions across worldwide energy infrastructure markets based on reciprocating engine power systems technologies. Guascor conducts its activities globally through 13 sales offices, 5 service and support centers, and 1 manufacturing location, principally in Spain, Brazil and Italy. The acquisition of Guascor is described more fully in note 3 to the consolidated financial statements.

Segment Information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)  New units are highly engineered solutions to new requests from clients and include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, sales and administrative support.

2)  Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, sales and administrative support.

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, and research and development expenses. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment and intangible assets.

Effects of Currency Fluctuations

Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a large purchase or a large sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs is denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in foreign currency hedging strategies going forward, but have not attempted to qualify our foreign currency hedges for hedge accounting treatment during 2011, 2010 or 2009. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our consolidated financial condition and results of operations.

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

Revenues

Our revenues are primarily generated through the sale of new units and aftermarket parts and services. Revenues are recognized as described in Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Cost of Sales

Cost of sales includes raw materials, facility related employee and overhead costs, freight and warehousing and product engineering.

Selling and Administrative Expenses

Selling expenses consist of costs associated with marketing and sales. Administrative expenses are primarily management, accounting, corporate expenses and legal costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other labor related costs, facilities, depreciation, workstations and software costs associated with product development. These costs are expensed as incurred. Expenses for major projects are carefully evaluated to manage return on investment requirements.

Other Expense, Net

Other expense, net includes those items that are non-operating in nature. Examples of items reported as other expense, net are equity in earnings of certain 50% or less owned affiliates, fair value adjustments of tradable emission allowances, fair value adjustments of contingent consideration, indemnification recoveries and the impact of currency exchange fluctuations.

Depreciation and Amortization

Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided using the straight-line method over the respective estimated useful lives of the assets. Expenditures for improvements that extend the life of the asset are generally capitalized. Intangible assets primarily consist of amounts allocated to customer relationships, software and technology, trade names and other intangibles. All of the intangible assets are generally amortized using the straight-line method over their respective estimated useful lives.

Bookings and Backlog

New Units

Bookings represent firm orders placed for a specific scope of supply during the period, whether or not filled. The elapsed time from booking to completion of performance is typically four to fifteen months (and potentially longer for less frequent major projects). The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of authorization that management has determined are likely to be performed. Although backlog represents business that is considered firm, cancellations or scope adjustments may occur. In certain cases, cancellation of a contract provides us with the opportunity to bill for certain incurred costs and penalties. Backlog is adjusted to reflect currency exchange rates as of the date the backlog is reported. Bookings are adjusted to reflect cancellations and revised scope.

Aftermarket Parts and Services

Bookings represent firm orders placed for a specific scope of supply during the period, whether or not filled. Backlog primarily consists of unfilled parts orders and open repair and field service orders. The elapsed time from order entry to completion can be one day to 12 months depending on the complexity of the order. Backlog is adjusted to reflect currency exchange rates as of the date the backlog is reported. Bookings are adjusted to reflect cancellations and revised scope.

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our Senior Secured Credit Facility executed in March 2011, we are entitled to have up to $700.0 of letters of credit outstanding at any time, subject to certain conditions. From time to time, we also use letters of credit and bank guarantees issued by banks offering uncommitted lines of credit, which are not limited.

Results of Operations

Year ended December 31, 2011, compared to the year ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011		Year Ended December 31, 2010
Consolidated Statement of Operations Data:
Revenues	$2,311.6	100.0%	$1,953.6	100.0%
Cost of sales	1,662.3	71.9	1,366.7	70.0

Gross profit	649.3	28.1	586.9	30.0
Selling and administrative expenses	364.6	15.8	300.5	15.4
Research and development expenses	27.6	1.2	23.9	1.2

Income from operations	257.1	11.1	262.5	13.4
Interest expense, net	(61.7)	(2.7)	(33.0)	(1.7)
Early redemption premium on debt	(10.1)	(0.4)	—	—
Other expense, net	(3.0)	(0.1)	(13.8)	(0.7)

Income before income taxes	182.3	7.9	215.7	11.0
Provision for income taxes	62.4	2.7	69.0	3.5

Net income	119.9	5.2	146.7	7.5
Net income attributable to noncontrolling interest	(0.2)	—	—	—

Net income attributable to Dresser — Rand	$119.7	5.2%	$146.7	7.5%

Bookings	$2,858.6		$2,236.4

Backlog — ending	$2,552.6		$1,964.6

Revenues.    Revenues were $2,311.6 for the year ended December 31, 2011, compared to $1,953.6 for the year ended December 31, 2010, a $358.0 or 18.3% increase. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of higher volume in 2011 principally from the acquisition of Guascor, which contributed approximately $318.2 of revenues in the year ended December 31, 2011. Revenues also increased approximately 2.2% as a result of the translation impact of foreign currency fluctuations.

Cost of sales.    Cost of sales was $1,662.3 for the year ended December 31, 2011, compared to $1,366.7 for the year ended December 31, 2010. As a percentage of revenues, cost of sales increased to 71.9% for 2011 compared to 70.0% for 2010. The increase in cost of sales as a percentage of revenues was caused by a return to more normal levels of material productivity compared to the previous two years and a less favorable mix resulting from the acquisition of Guascor. Operational productivity was more than offset by the unfavorable mix and cost inflation. Cost of sales for the year ended December 31, 2011, includes $11.3 of non-recurring amortization associated with fair value adjustments to inventory and backlog.

Gross profit.    Gross profit was $649.3, or 28.1% of revenues for the year ended December 31, 2011, compared to $586.9, or 30.0% of revenues for the year ended December 31, 2010. We experienced decreased gross profit as a percentage of revenues as a result of factors discussed above.

Selling and administrative expenses.    Selling and administrative expenses were $364.6 for the year ended December 31, 2011, compared to $300.5 for the year ended December 31, 2010. Selling and administrative expenses as a percentage of revenues were 15.8% for the year ended December 31, 2011, and 15.4% for the year ended December 31, 2010. Substantially all of the increase in selling and administrative expenses resulted from the acquisition of Guascor, including related acquisition and integration costs of $16.3.

Research and development expenses.    Research and development expenses for the year ended December 31, 2011, were $27.6, compared to $23.9 for the year ended December 31, 2010. Substantially all of the increase in research and development expenses for the year ended December 31, 2011, resulted from the acquisition of Guascor. We have continued to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for ICS, LNG and steam turbines, as well as expanding the portfolio of projects focused on product enhancements.

Income from operations.    Income from operations was $257.1 for the year ended December 31, 2011, compared to $262.5 for the year ended December 31, 2010. As a percentage of revenues, operating income decreased to 11.1% for 2011 compared to 13.4% for 2010. The decline in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.    Interest expense, net was $61.7 for the year ended December 31, 2011, compared to $33.0 for the year ended December 31, 2010, including amortization of deferred financing costs of $11.7 for 2011 and $3.4 for 2010. The amortization of deferred financing costs in 2011 includes $8.5 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes. In addition to the impact of the accelerated amortization, the increase in interest expense is attributable to incremental borrowings incurred in connection with accelerated stock acquisition programs and the acquisition of Guascor, as well as approximately $250.5 of debt assumed in the acquisition of Guascor.

Early redemption premium on debt.    For the year ended December 31, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other expense, net.    Other expense, net was $3.0 for the year ended December 31, 2011, compared to $13.8 for the year ended December 31, 2010. Other expense, net, excluding Guascor, consists principally of net currency gains and losses. Guascor had approximately $2.7 of other income, net which was comprised of net currency gains and losses and gains and losses on tradable emission allowances. The Company’s total net currency losses were $4.5 in 2011 and $15.2 in 2010. As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $13.6 for the year ended December 31, 2010.

Provision for income taxes.    Provision for income taxes was $62.4 for the year ended December 31, 2011, and $69.0 for the year ended December 31, 2010. The effective tax rate for 2011 was 34.2% compared to 32.0% for 2010. Our estimated income tax provisions for the years ended December 31, 2011 and 2010, result in effective rates that differ from the U.S. Federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that it is more- likely-than-not will not be realized. We will adjust valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized. The increase in the effective tax rate from 2010 was due, principally, to a less favorable mix of U.S. earnings versus foreign earnings. Additionally, included in these impacts to the effective tax rate in the fourth quarter of 2010, is a provision for dividends of 2010 foreign earnings. For the year ended December 31, 2010, the foreign tax credits associated with these dividends created a net benefit to our effective tax rate of approximately 3.1% and the devaluation of the Venezuelan bolivar discussed above partially offset this impact by approximately 2.4 percentage points for the year ended December 31, 2010.

Noncontrolling interest.    Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.    Bookings for the year ended December 31, 2011, increased to $2,858.6 from $2,236.4 for the year ended December 31, 2010. Backlog increased to $2,552.6 at December 31, 2011, from $1,964.6 at December 31, 2010. During the third quarter of 2011, the Company was awarded compression equipment and services valued at more than $700.0, which includes up to 80 DATUM® compressor trains that will be installed on eight replicant FPSO vessels. Approximately $410.0 and $60.0 have been reflected in the Company’s new units and aftermarket parts and services bookings, respectively, in accordance with the Company’s bookings policy. Bookings and backlog also increased approximately 13.2% and 2.4%, respectively, as a result of the acquisition of Guascor.

Segment Analysis — year ended December 31, 2011, compared to year ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
	Year ended December 31, 2011		Year ended December 31, 2010
Revenues
New units	$1,082.2	46.8%	$959.4	49.1%
Aftermarket parts and services	1,229.4	53.2%	994.2	50.9%

Total revenues	$2,311.6	100.0%	$1,953.6	100.0%

Gross profit
New units	$216.4		$216.2
Aftermarket parts and services	432.9		370.7

Total gross profit	$649.3		$586.9

Income from operations
New units	$109.5		$129.7
Aftermarket parts and services	252.0		227.5
Unallocated	(104.4)		(94.7)

Total income from operations	$257.1		$262.5

Bookings
New units	$1,500.3		$1,210.4
Aftermarket parts and services	1,358.3		1,026.0

Total bookings	$2,858.6		$2,236.4

Backlog — ending
New units	$2,075.2		$1,610.8
Aftermarket parts and services	477.4		353.8

Total backlog	$2,552.6		$1,964.6

New Units

Revenues.    Revenues for this segment were $1,082.2 for the year ended December 31, 2011, compared to $959.4 for the year ended December 31, 2010, an increase of $122.8, or 12.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased principally as a result of the acquisition of Guascor which contributed approximately $122.0 of new unit revenues for the year ended December 31, 2011.

Gross profit.    Gross profit was $216.4 for the year ended December 31, 2011, compared to $216.2 for the year ended December 31, 2010. Gross profit, as a percentage of segment revenues, was 20.0% for 2011 compared to 22.5% for 2010. We experienced decreased gross profit as a percentage of sales as a result of a return to more normal levels of material productivity compared to the previous two years. The effect of cost inflation was substantially offset by operational productivity. Gross profit for the year ended December 31, 2011, includes $11.3 of non-recurring amortization associated with fair value adjustments to inventory and backlog.

Income from operations.    Income from operations was $109.5 for the year ended December 31, 2011, compared to $129.7 for the year ended December 31, 2010. As a percentage of segment revenues, income from operations was 10.1% for 2011 compared to 13.5% for 2010. Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above, and cost inflation on selling and administrative expenses.

Bookings and backlog.    New unit bookings for the year ended December 31, 2011, increased to $1,500.3, compared to $1,210.4 for the year ended December 31, 2010. During the third quarter of 2011, the Company recorded new units bookings of approximately $410.0 in connection with an order for up to 80 DATUM® compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog also increased approximately 8.7% and 2.6%, respectively, as a result of the acquisition of Guascor. Backlog was $2,075.2 at December 31, 2011, compared to $1,610.8 at December 31, 2010.

Aftermarket Parts and Services

Revenues.    Revenues for this segment were $1,229.4 for the year ended December 31, 2011, compared to $994.2 for the year ended December 31, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The increase in revenues is principally due to the acquisition of Guascor, contributed approximately $196.2 of aftermarket revenues for the year ended December 31, 2011. The segment also experienced an increase in pricing of approximately 3.0%.

Gross profit.    Gross profit was $432.9 for the year ended December 31, 2011, compared to $370.7 for the year ended December 31, 2010. Gross profit, as a percentage of segment revenues, was 35.2% for 2011 compared to 37.3% for 2010. Gross profit as a percentage of revenues decreased principally due to a less favorable mix within the aftermarket segment resulting from the acquisition of Guascor.

Income from operations.    Income from operations was $252.0 for the year ended December 31, 2011, compared to $227.5 for the year ended December 31, 2010. As a percentage of segment revenues, income from operations was 20.5% for 2011 compared to 22.9% for 2010. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above and cost inflation on selling and administrative expenses.

Bookings and backlog.    Bookings for the year ended December 31, 2011, were $1,358.3, compared to $1,026.0 for the year ended December 31, 2010. Volumes increased overall as a result of improving global economic conditions following the 2008-2009 recession. This increase was partially offset by lower volumes in the Middle East, principally Libya, as a result of political instability in the region. During the third quarter of 2011, the Company recorded aftermarket bookings of approximately $60.0 relating to services in connection with an order for up to 80 DATUM® compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog also increased approximately 18.6% and 1.3%, respectively, as a result of the acquisition of Guascor. Backlog was $477.4 for the year ended December 31, 2011, compared to $353.8 for the year ended December 31, 2010.

Year ended December 31, 2010 compared to the year ended December 31, 2009

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010		Year Ended December 31, 2009
Consolidated Statement of Operations Data:
Revenues	$1,953.6	100.0%	$2,289.6	100.0%
Cost of sales	1,366.7	70.0	1,632.1	71.3

Gross profit	586.9	30.0	657.5	28.7
Selling and administrative expenses	300.5	15.4	287.3	12.5
Research and development expenses	23.9	1.2	20.3	0.9
Plan settlement	—	—	1.3	0.1

Income from operations	262.5	13.4	348.6	15.2
Interest expense, net	(33.0)	(1.7)	(31.8)	(1.4)
Other expense, net	(13.8)	(0.7)	(4.9)	(0.2)

Income before income taxes	215.7	11.0	311.9	13.6
Provision for income taxes	69.0	3.5	101.1	4.4

Net income	146.7	7.5	210.8	9.2
Net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Dresser — Rand	$146.7	7.5%	$210.8	9.2%

Bookings	$2,236.4		$1,661.5

Backlog — ending	$1,964.6		$1,711.7

Revenues.    Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. The adverse economic conditions and the downturn in the oil and gas markets that commenced at the end of 2008 adversely affected new unit bookings which resulted in lower new unit sales in 2010. Although our aftermarket parts and services segment is less cycle sensitive than the new units segment, we did experience a mild decline in the aftermarket segment in 2010 as a result of these economic conditions. Revenues were $1,953.6 for the year ended December 31, 2010, compared to $2,289.6 for the year ended December 31, 2009, a $336.0, or 14.7% decrease. The highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues declined as a result of lower volume in 2010 from these economic conditions.

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

Gross profit.    Gross profit was $586.9, or 30.0% of revenues for the year ended December 31, 2010, compared to $657.5, or 28.7% of revenues for the year ended December 31, 2009. We experienced increased gross margins due to the factors discussed above.

Selling and administrative expenses.    Selling and administrative expenses were $300.5 for the year ended December 31, 2010, compared to $287.3 for the year ended December 31, 2009. Selling and administrative expenses were 15.4% as a percentage of revenues for the year ended December 31, 2010 and 12.5% as a percentage of revenues for the year ended December 31, 2009. The increase in selling and administrative resulted principally from higher selling costs associated with higher bookings and cost inflation, as well as costs incurred in connection with the Company’s preacquisition due diligence and evaluation of the Guascor acquisition.

Research and development expenses.    Total research and development expenses for the year ended December 31, 2010 were $23.9, compared to $20.3 for the year ended December 31, 2009. Research and development expenses increased for the year ended December 31, 2010, as a result of executing our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for ICS and LNG, as well as expanding the portfolio of projects focused on product enhancements.

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

Income from operations.    Income from operations was $262.5 for the year ended December 31, 2010, compared to $348.6 for the year ended December 31, 2009. The decline was principally attributable lower revenues discussed above. As a percentage of revenues, income from operations decreased to 13.4% for 2010 compared to 15.2% for 2009. The decline in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

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

Other expense, net.    Other expense, net was $13.8 for the year ended December 31, 2010, compared to $4.9 for the year ended December 31, 2009. Net currency losses were $15.2 in 2010 and $3.8 in 2009. The increase in other expense, net is principally the result of the devaluation of the Venezuelan bolivar on January 8, 2010. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Income Statement of approximately $13.6 for the year ended December 31, 2010. Additionally, for the year ended December 31, 2009, approximately $3.1 of our cash in Venezuela was translated to U.S. dollars at an exchange rate that is significantly less favorable than the official rate, which resulted in a foreign exchange loss in our Consolidated Income Statement of approximately $5.6. We recorded this loss because we have various applications to convert bolivars in order to transfer cash out of the country, but as a result of government restrictions on transfers of cash out of Venezuela and control of exchange rates, we have experienced substantial delays in obtaining the necessary approvals, and in some cases rejections of our applications. Consequently, we believe it is unlikely that we will be able to convert this cash at the official exchange rate.

Provision for income taxes.    Provision for income taxes was $69.0 for the year ended December 31, 2010, and $101.1 for the year ended December 31, 2009. The effective tax rate for 2010 was 32.0% compared to 32.4% for 2009. Our estimated income tax provisions for the years ended December 31, 2010 and 2009, result in effective rates that differ from the U.S. Federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that it is more-likely-than-not will not be realized. We will adjust valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized. Included in these impacts to the effective tax rate, in the three months ended December 31, 2010, is a provision for dividends of 2010 foreign earnings, a portion of which will be remitted in 2011. The foreign tax credits associated with these dividends created a net benefit to our effective tax rate of approximately 3.1%. The devaluation of the Venezuelan bolivar discussed above partially offset this impact resulting in an additional 2.4 percentage point increase in our effective tax rate for the year ended December 31, 2010.

Noncontrolling interest.    Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

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

Segment Analysis — year ended December 31, 2010 compared to year ended December 31, 2009

	September 30,	September 30,	September 30,	September 30,
	Year ended December 31, 2010		Year ended December 31, 2009
Revenues
New units	$959.4	49.1%	$1,258.8	55.0%
Aftermarket parts and services	994.2	50.9%	1,030.8	45.0%

Total revenues	$1,953.6	100.0%	$2,289.6	100.0%

Gross profit
New units	$216.2		$262.9
Aftermarket parts and services	370.7		394.6

Total gross profit	$586.9		$657.5

Income from operations
New units	$129.7		$169.0
Aftermarket parts and services	227.5		264.7
Unallocated	(94.7)		(85.1)

Total income from operations	$262.5		$348.6

Bookings
New units	$1,210.4		$727.2
Aftermarket parts and services	1,026.0		934.3

Total bookings	$2,236.4		$1,661.5

Backlog — ending
New units	$1,610.8		$1,370.8
Aftermarket parts and services	353.8		340.9

Total backlog	$1,964.6		$1,711.7

New Units

Revenues.    Revenues for this segment were $959.4 for the year ended December 31, 2010, compared to $1,258.8 for the year ended December 31, 2009, a decrease of $299.4, or 23.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, new units volume was lower during the year ended December 31, 2010, as compared to the year ended December 31, 2009, driven by a lower level of bookings in 2009 as a result of the economic downturn that commenced at the end of 2008.

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

Income from operations.    Income from operations was $129.7 for the year ended December 31, 2010, compared to $169.0 for the year ended December 31, 2009. As a percentage of segment revenues, income from operations was 13.5% for 2010 compared to 13.4% for 2009. Income from operations decreased principally as a result of the decline in new units revenues. Income from operations as a percentage of revenues increased slightly compared to the prior year as a result of the factors discussed above, offset by higher selling and administrative expenses associated with cost inflation and higher bookings.

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

Income from operations.    Income from operations was $227.5 for the year ended December 31, 2010, compared to $264.7 for the year ended December 31, 2009. As a percentage of segment revenues, income from operations was 22.9% for 2010 compared to 25.7% for 2009. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above and additional selling expenses as a result of cost inflation.

Bookings and backlog.    Bookings for the year ended December 31, 2010, were $1,026.0, compared to $934.3 for the year ended December 31, 2009, which reflects an improvement in market conditions from the economic downturn that commenced at the end of 2008. Backlog was $353.8 for the year ended December 31, 2010, compared to $340.9 for the year ended December 31, 2009.

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2011, we had cash and cash equivalents of $128.2 and the ability to borrow $300.0 under the $700.0 revolving portion of our Senior Secured Credit Facility, as $197.8 was used for outstanding letters of credit and $202.2 of borrowings was outstanding. In addition to these letters of credit, $135.1 of letters of credit and bank guarantees were outstanding at December 31, 2011, which were issued by banks offering uncommitted lines of credit. At December 31, 2011, we were in compliance with our debt covenants.

As of December 31, 2011, approximately $127.2 of our cash was held outside of the U.S. Except for approximately $3.8 of cash in Venezuela, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of December 31, 2011, approximately $49.4 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. We have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations in the U.S. and in foreign countries. The Company may consider accessing the capital markets as a source of cash to the extent it determines market conditions to be favorable.

Sources and Uses of Liquidity

Net cash provided by operating activities in the year ended December 31, 2011, was $108.1 compared to $375.6 for the year ended December 31, 2010. Net income decreased to $119.9 for the year ended December 31, 2011, from $146.7 for the year ended December 31, 2010, which resulted in an unfavorable impact on cash flows from operations. Cash provided from operations also decreased as a result of a higher investment in working capital. Accounts receivable increased in 2011 as a result of significantly higher volume in the fourth quarter of 2011. These working capital investments were partially offset by a higher level of customer advances and progress payments associated with higher bookings as well as higher accounts payable and accruals related to a higher level of business activity in the fourth quarter. Additionally, pension plan contributions were $25.3 higher in 2011 when compared to 2010, in compliance with our funding policy.

Net cash used in investing activities was $346.0 for the year ended December 31, 2011, compared to $106.1 for 2010. Capital expenditures increased to $50.8 in 2011 from $32.5 in 2010. Over the next two years, we anticipate that we will incur approximately $75.0 of capital expenditures associated with infrastructure initiatives and expanding the global capabilities of our gas turbines repair business, in addition to our normal capital expenditures, which are historically less than 2.3% of total revenues. Cash used in investing activities for the year ended December 31, 2011, includes $283.5 related to the acquisition of Guascor and $10.0 related to a noncontrolling interest acquired in Echogen in February 2011. Cash used in investing activities for the year ended December 31, 2010, includes $44.8 related to the acquisitions of Leading Edge Turbine Technologies, Inc. and Turbo Machines Field Services (Pty) Ltd. as well as the payment of $24.1 of contingent consideration associated with the 2008 acquisition of Peter Brotherhood Ltd. The acquisitions in 2011 and 2010 and the investment in Echogen are more fully described in Note 3 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Net cash used in financing activities was $53.3 for the year ended December 31, 2011, compared to $68.3 for 2010. During the year ended December 31, 2011, we repurchased $505.0 of common stock in connection with stock repurchase plans that are more fully described in Note 13 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules. The Company also terminated its existing credit facility, entered into a new Senior Secured Credit Facility (including a $700.0 revolving credit facility and a $400.0 term loan facility), executed a cash tender offer to purchase $370.0 of its then-outstanding 7 3/8% Senior Subordinated Notes and issued $375.0 of 6 1/2% Senior Subordinated Notes. These transactions are more fully described in Note 10 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor effective May 2011, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $29.5 at December 31, 2011, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of December 31, 2011. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

In the aggregate, our pension plans at December 31, 2011, were underfunded by approximately $118.4. We contributed approximately $32.6 to our funded plans worldwide in 2011 and currently project that we will contribute approximately $21.5 to our funded plans worldwide in 2012. Our total other post-retirement benefit liability of $18.6 is not funded and is described in note 12 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

The asset allocations of our pension plans by asset category as well as our investment objectives are described in Note 11 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Contractual Obligations (€ in millions)

On December 28, 2007, the Company executed a €23.0 transaction (approximately $29.8), including a committed line of credit, that was used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France, for full load, full power testing of compressors powered by gas turbines and electric motors.

The Company is leasing the facility and 14 acres of land underlying the Facility under a lease (the “Lease”) under which the Company agreed to bear certain rights, obligations and expenses related to the Facility and land. The Port of Le Havre owns the land and allows access to the facility and occupancy under the terms of a 30-year ground lease.

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease. The interest rate swap has a notional amount of €18.0 (approximately $23.3) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.9 and $0.5 at December 31, 2011, respectively.

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

The Lease contains representations, warranties and covenants typical of such leases. Events of default in the Lease include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to observe or perform any covenants or agreements contained in the Lease. Any event of default could trigger acceleration of the Company’s payments under the terms of the Lease.

The following is a summary of our significant estimated future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$1,027.2	$39.3	$92.8	$497.1	$398.0
Interest	227.5	24.4	48.7	48.8	105.6
Postemployment benefits	270.7	22.6	47.7	53.3	147.1
Operating lease obligations	92.7	19.7	26.2	16.2	30.6
Contingent consideration	5.6	1.3	4.3	—	—
License agreement (trademark)	0.9	0.5	0.4	—	—

Total	$1,624.6	$107.8	$220.1	$615.4	$681.3

Critical Accounting Policies

Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in this Form 10-K in Item 15, Exhibits, Financial Statements and Schedules, includes a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements. The following summarizes what we believe are the critical accounting policies and methods we use:

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

•

Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis if neither vendor-specific objective evidence nor third party evidence is available.

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

Income taxes — Our effective tax rate is based on income before income taxes and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating tax positions. We establish tax accruals for uncertain tax positions if it is more-likely-than-not that the position will not be sustained upon examination through any appeals and litigation processes based on the technical merits of the position at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust these accruals in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in the tax return that are not reflected in the current year’s consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense, which is recognized over different periods in the income tax return and the consolidated financial statements. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. We establish valuation allowances for our deferred tax assets when it is more-likely-than-not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which the related tax payment has been deferred or an expense which we have already taken a deduction on the income tax return, but has not yet been recognized as expense in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in income tax returns.

Employee benefit plans — We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and healthcare cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on then current rates and trends if appropriate to do so. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. The discount rate is established and based primarily on the yields of high quality fixed-income investments available and expected to be available during the period to maturity of the pension and postretirement benefits. We also review the yields reported by Moody’s on AA corporate bonds as of the measurement date. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. We review each plan and its returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

A 1% change in the medical cost trend rate assumed for postretirement benefits would have the following effects for the year ended and as of December 31, 2011:

	September 30,	September 30,

	1 % Increase	1 % Decrease
Effect on total postretirement benefit expense	$0.1	$(0.1)
Effect on postretirement benefit liability	1.6	(1.4)

Commitments and contingencies — We are involved in various litigation, claims and administrative proceedings, including environmental matters, arising in the normal course of business. We have recorded reserves in the consolidated financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve. We provide for environmental accruals when, in conjunction with our internal and external counsel, we determine that a liability is both probable and reasonably estimable. Factors that affect the recorded amount of any liability in the future include: our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation. We have property and casualty insurance to cover such liabilities, but there is no guarantee that the coverage will be sufficient.

We have accrued liabilities for product liability claims, workers’ compensation matters and product warranty issues. We have recorded liabilities in our consolidated financial statements related to these matters, which are developed using input derived from actuarial estimates and historical, anticipated experience data and the judgment of counsel depending on the nature of the accrued liability. We believe our estimated liabilities are reasonable. If the level of claims changes or if the cost to provide the benefits related to these claims should change, our estimate of the underlying liability may change.

Goodwill and other intangible assets — We have significant goodwill and other intangible assets on our consolidated balance sheet. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangible assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. These estimated fair market values are estimated using market earnings multiples and estimates of future cash flows of our businesses. Factors affecting these market multiples and future cash flows include: the continued market acceptance of the products and services offered by our businesses; the development of new products and services by our businesses and the underlying cost of development; the future cost structure of our businesses; and future technological changes. Our goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances. We believe that our estimates and assumptions used are reasonable and comply with U.S. GAAP. Changes in business conditions could potentially require future adjustments to these valuations.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our consolidated financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

The Company has adopted or is required to adopt, certain new accounting standards which are described in note 2 to the consolidated financial statements, none of which have had, or are expected to have, a material effect on the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency losses were $4.5, $15.2 and $3.8 for the years ended December 31, 2011, 2010 and 2009, respectively. The Venezuelan government has devalued the bolivar a number of times, including a devaluation on January 8, 2010. Foreign currency losses for the year ended December 31, 2010, included approximately $13.6 as a result of this devaluation.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap agreement is described further in note 14 to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and accompanying notes to consolidated financial statements that are filed as part of this Annual Report on Form 10-K are listed under Part IV, Item 15 Exhibits, Financial Statements and Schedules and are set forth on pages F-1 through F-43 immediately following the signature pages of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. We acquired Guascor on May 4, 2011, and Guascor’s total assets and revenues since the date of acquisition constituted 31% and 14%, respectively, of our consolidated assets and revenues as of and for the year ended December 31, 2011. As the acquisition occurred in the second quarter of 2011, we excluded Guascor’s disclosure controls and procedures that are subsumed by internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO"). Management’s assessment of and conclusion regarding the effectiveness of internal control over financial reporting excluded Guascor’s internal control over financial reporting for the reasons described above under “Disclosure Controls and Procedures.” Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2011, was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which appears in Item 15 Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Guascor in May 2011, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting as part of its ongoing integration activities. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to the acquisition of Guascor with a plan to report its evaluation of the internal control over financial reporting of Guascor at December 31, 2012. Except for the activities described above, there have been no changes in internal control over financial reporting during the three months ended December 31, 2011, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2012 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11. EXECUTIVE	COMPENSATION

The sections of our 2012 Proxy Statement entitled “Director Compensation”, “Executive Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2012 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2012 Proxy Statement entitled “Certain Related Person Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2012 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009	F-3
	Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	F-4
	Consolidated Balance Sheet at December 31, 2011 and 2010	F-5
	Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	F-7
	Notes to Consolidated Financial Statements	F-8 to F-43
(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2011, 2010 and 2009
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits

The following exhibits are filed with this report:

2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.2	Credit Agreement, dated as of March 15, 2011, among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., the syndicate of lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branch, DNB Nor Bank ASA, Sovereign Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).

10.3	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.4	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.5	Amended and Restated Employment Agreement, dated June 11, 2008, by and among Vincent R. Volpe and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.6	Employment Contract, dated June 1, 2011, by and between Dresser-Rand International Inc. and Gustavo Nechar (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.7	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*

10.8	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.9	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.10	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.11	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.12	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.13	Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.14	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*

10.15	First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on February 25, 2010, File No. 001-32586).*

10.16	Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.17	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.18	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.19	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.20	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.21	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.22	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.23	Dresser-Rand Group Inc. Form of Grant Notice for 2008 Stock Incentive Plan Performance Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.24	Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).*

10.25	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).*

10.26	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).*

10.27	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).*

10.28	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).*

10.29	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.30	Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.31	Revised Form of Indemnification Agreement between Dresser-Rand Group Inc. and certain of its directors and executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.32	Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*

10.33	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*

10.34	Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*

10.35	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.36	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.37	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.38	The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.39	Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.40	Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.41	Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.42	English translation of letter agreement, dated December 29, 2008, between Dresser-Rand S.A. and Nicoletta Giadrossi (incorporated by reference to Exhibit 10.46 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.43	Offer Letter, dated December 14, 2008, from Dresser-Rand Company to Nicoletta Giadrossi (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.44	Offer Letter, dated March 11, 2007, from Dresser-Rand Group Inc. to Gustavo Nechar (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).*

10.45	Form of Confidentiality, Non-Compete, Severance and Change in Control Agreement with U.S. named executive officers (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 8, 2009, File No. 001-32586).*

10.46	Form of Confidentiality, Non-Compete, Severance and Change in Control Agreement with named executive officers residing in France (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 8, 2009, File No. 001-32586).*

10.47	Dresser-Rand Annual Incentive Program, adopted effective February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*

10.48	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors) (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).

10.49	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors) (incorporated by reference to Exhibit 10.52 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).

10.50	Form of Relocation Agreement between Dresser-Rand International Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.51	Relocation Agreement by and between Vincent R. Volpe Jr. and Dresser-Rand International Inc., dated June 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.52	Master Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 15, 2011 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.53	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 15, 2011 (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.54	Master Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 22, 2011 (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.55	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 22, 2011 (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.56	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on August 26, 2011 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 2, 2011, File No. 001-32586).†

10.57	Registration Rights Agreement by and among Dresser-Rand Group Inc., the Guarantors named therein, and the initial purchasers named therein, dated as of March 22, 2011 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed on March 24, 2010, File No. 001-32586).

10.58	Form of Registration Rights Agreement among Dresser-Rand Group Inc. and the shareholders of Grupo Guascor S.L. party thereto (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 4, 2011, File No. 001-32586).

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included in signature page of this Form 10-K)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted for portions of this exhibit.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012

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

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	February 29, 2012

/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	February 29, 2012

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 29, 2012

/s/ RITA V. FOLEY Rita V. Foley	Director	February 29, 2012

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 29, 2012

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 29, 2012

/s/ STEPHEN A. SNIDER Stephen A. Snider	Director	February 29, 2012

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 29, 2012

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 29, 2012

DRESSER-RAND GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Dresser-Rand Group Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Grupo Guascor, S.L. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a business combination during 2011. We have also excluded Grupo Guascor, S.L. from our audit of internal control over financial reporting. Grupo Guascor, S.L. is a wholly-owned subsidiary whose total assets and total revenues represent 31% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2012

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	($ in millions, except per share amounts)
Net sales of products	$1,639.8	$1,483.5	$1,840.8
Net sales of services	671.8	470.1	448.8

Total revenues	2,311.6	1,953.6	2,289.6

Cost of products sold	1,184.4	1,029.7	1,324.4
Cost of services sold	477.9	337.0	307.7

Total cost of sales	1,662.3	1,366.7	1,632.1

Gross profit	649.3	586.9	657.5
Selling and administrative expenses	364.6	300.5	287.3
Research and development expenses	27.6	23.9	20.3
Plan settlement	—	—	1.3

Income from operations	257.1	262.5	348.6
Interest expense, net	(61.7)	(33.0)	(31.8)
Early redemption premium on debt	(10.1)	—	—
Other expense, net	(3.0)	(13.8)	(4.9)

Income before income taxes	182.3	215.7	311.9
Provision for income taxes	62.4	69.0	101.1

Net income	119.9	146.7	210.8
Net income attributable to noncontrolling interest	(0.2)	—	—

Net income attributable to Dresser-Rand	$119.7	$146.7	$210.8

Net income per share
Basic	$1.54	$1.81	$2.58

Diluted	$1.53	$1.80	$2.57

Weighted-average shares outstanding — (in thousands )
Basic	77,532	80,998	81,662

Diluted	78,319	81,545	81,876

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Net income	$119.9	$146.7	$210.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(65.1)	(14.9)	32.0
Unrealized loss on derivatives — net of $0.2 and $0.1 tax in 2011 and 2010, respectively	(0.5)	(0.2)	—
Pension and other postretirement benefit plans — net of $19.1, $2.2 and $0.1 tax in 2011, 2010 and 2009, respectively
Amortization of prior service cost and net actuarial loss included in net periodic costs	1.8	(2.4)	(1.4)
Benefit plan amendments	0.3	(0.3)	0.6
Net actuarial gain (loss) arising during the year	(35.1)	0.5	(1.8)
Plan settlement	—	—	0.2

Total other comprehensive income (loss)	(98.6)	(17.3)	29.6

Total comprehensive income	21.3	129.4	240.4

Comprehensive income attributable to noncontrolling interest	(0.2)	—	—

Comprehensive income attributable to Dresser-Rand	$21.1	$129.4	$240.4

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$128.2	$420.8
Restricted cash	29.5	—
Accounts receivable, less allowance for losses of $9.3 at 2011 and $11.4 at 2010	476.9	303.5
Inventories, net	409.0	291.6
Prepaid expenses and other	67.1	36.5
Deferred income taxes, net	40.3	31.8

Total current assets	1,151.0	1,084.2
Property, plant and equipment, net	466.1	278.1
Goodwill	851.3	487.1
Intangible assets, net	499.0	426.0
Deferred income taxes	11.1	9.6
Other assets	63.9	29.3

Total assets	$3,042.4	$2,314.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$595.4	$401.4
Customer advance payments	272.2	253.6
Accrued income taxes payable	19.9	14.1
Current portion of long-term debt	39.3	—

Total current liabilities	926.8	669.1
Deferred income taxes	44.5	35.5
Postemployment and other employee benefit liabilities	135.9	109.0
Long-term debt	987.9	370.0
Other noncurrent liabilities	75.4	43.4

Total liabilities	2,170.5	1,227.0

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,363,784 and 80,436,896 shares issued and outstanding at December 31, 2011 and 2010, respectively	0.8	0.8
Additional paid-in capital	105.2	341.9
Retained earnings	904.5	784.8
Accumulated other comprehensive loss	(138.8)	(40.2)

Total Dresser-Rand stockholders’ equity	871.7	1,087.3
Noncontrolling interest	0.2	—

Total stockholders’ equity	871.9	1,087.3

Total liabilities and stockholders’ equity	$3,042.4	$2,314.3

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Cash flows from operating activities
Net income	$119.9	$146.7	$210.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.4	52.2	51.5
Deferred income taxes	20.3	2.0	(7.0)
Stock-based compensation	14.7	14.1	11.0
Excess tax benefits from share-based compensation	(4.4)	(0.8)	—
Amortization of debt financing costs	11.7	3.2	3.2
Provision for losses on inventory	(0.6)	4.2	6.7
Plan settlement / curtailment amendment	—	—	(0.2)
Loss on sale of property, plant and equipment	0.7	1.5	2.2
Net loss from equity investment	2.6	0.2	1.2
Working capital and other, net of acquisitions
Accounts receivable	(106.5)	(7.7)	82.1
Inventories	(85.2)	53.9	(20.7)
Accounts payable and accruals	81.6	18.5	(55.3)
Customer advances	18.5	91.5	(121.5)
Other	(45.6)	(3.9)	(34.2)

Net cash provided by operating activities	108.1	375.6	129.8

Cash flows from investing activities
Capital expenditures	(50.8)	(32.5)	(41.1)
Proceeds from sales of property, plant and equipment	0.5	0.3	1.2
Acquisitions, net of cash	(283.5)	(68.9)	(12.7)
Other investments	(14.7)	(5.0)	(10.0)
Decrease in restricted cash balances	2.5	—	—

Net cash used in investing activities	(346.0)	(106.1)	(62.6)

Cash flows from financing activities
Proceeds from exercise of stock options	5.9	1.4	2.1
Proceeds from borrowings	1,490.1	—	—
Excess tax benefits from share-based compensation	4.4	0.8	—
Repurchase of common stock	(505.0)	(70.5)	—
Payments for debt financing costs	(16.1)	—	—
Repayments of debt	(1,032.6)	—	(0.2)

Net cash (used in) provided by financing activities	(53.3)	(68.3)	1.9

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(3.6)	7.0

Net increase (decrease) in cash and cash equivalents	(292.6)	197.6	76.1
Cash and cash equivalents, beginning of the period	420.8	223.2	147.1

Cash and cash equivalents, end of period	$128.2	$420.8	$223.2

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	($ in millions)
At December 31, 2008	$0.8	$384.6	$427.3	$(52.5)	$—	$760.2
Stock-based compensation	—	12.0	—	—	—	12.0
Net income	—	—	210.8	—	—	210.8
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	32.0	—	32.0
Pension and other postretirement benefit plans — net of $0.1 tax
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(1.4)	—	(1.4)
Benefit plan amendments	—	—	—	0.6	—	0.6
Net actuarial loss arising during the year	—	—	—	(1.8)	—	(1.8)
Plan settlement	—	—	—	0.2	—	0.2

At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$—	$1,012.6
Stock-based compensation	—	15.8	—	—	—	15.8
Stock repurchases	—	(70.5)	—	—	—	(70.5)
Net income	—	—	146.7	—	—	146.7
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(14.9)	—	(14.9)
Unrealized loss on derivatives, net of $0.1 tax	—	—	—	(0.2)	—	(0.2)
Pension and other postretirement benefit plans — net of $2.2 tax
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(2.4)	—	(2.4)
Benefit plan amendments	—	—	—	(0.3)	—	(0.3)
Net actuarial gain arising during the year	—	—	—	0.5	—	0.5

At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based compensation	—	24.8	—	—	—	24.8
Stock repurchases	—	(505.0)	—	—	—	(505.0)
Stock issued for acquisition	—	243.5	—	—	—	243.5
Net income	—	—	119.7	—	0.2	119.9
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(65.1)	—	(65.1)
Unrealized loss on derivatives, net of $0.2 tax	—	—	—	(0.5)	—	(0.5)
Pension and other postretirement benefit plans — net of $19.1 tax
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	1.8	—	1.8
Benefit plan amendments	—	—	—	0.3	—	0.3
Net actuarial loss arising during the year	—	—	—	(35.1)	—	(35.1)

At December 31, 2011	$0.8	$105.2	$904.5	$(138.8)	$0.2	$871.9

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

1.    Business Activities and Certain Related Party Transactions

Dresser-Rand Group Inc., a company incorporated in the State of Delaware (together with its subsidiaries, the “Company”), commenced operations on October 30, 2004, when it acquired Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH (the “Acquisition”) from Ingersoll Rand Company Limited (“Ingersoll Rand”). The Company is engaged in the design, manufacture, sale and servicing of centrifugal and reciprocating compressors, gas and steam turbines, gas expanders, gas engines and associated control panels.

Dresser-Rand Name

The Company’s name and principal trademark is a combination of the names of the Company’s founder companies, Dresser Industries, Inc. and Ingersoll Rand. The Company acquired rights to use the “Rand” portion of its principal mark from Ingersoll Rand as part of the Acquisition. The rights to use the “Dresser” portion of the name were acquired from Dresser, Inc. (the successor company to Dresser Industries, Inc.) in October 2004. Total consideration was $5.0 of which $1.0 was paid in October 2004 with the remaining balance to be paid in equal annual installments of approximately $0.4 through October 2013. The total cost is being amortized to expense ratably through October 2013.

2.     Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of these consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries or variable interest entities for which the Company has determined that it is the primary beneficiary. Fifty percent or less owned companies (which are not variable interest entities for which the Company is the primary beneficiary), and for which the Company exercises significant influence but does not control, are accounted for under the equity method. Intercompany accounts and transactions among entities included in the consolidated financial statements have been eliminated.

Use of Estimates

In conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management has used estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant estimates include allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, the carrying value and estimated useful lives of long-lived assets, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, stock-based compensation, contract losses, penalties, environmental contingencies, product liability, self-insurance programs and other contingencies. Actual results could differ from those estimates.

Fair Value Measurements

Fair Value, as defined in U.S. GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP classifies the inputs used to measure fair value into the following hierarchy:

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Recurring Fair Value Measurements — Fair values of the Company’s cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and customer advance payments approximate their carrying values due to the short-term nature of these instruments. The Company’s financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Nonrecurring Fair Value Measurements — Fair value measurements were applied with respect to the Company’s nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of goodwill and intangible assets, other long-lived assets and assets acquired and liabilities assumed in a business combination.

Fair Value of Financial Instruments — Financial instruments consist principally of foreign currency derivatives, interest rate swaps, tradable emission allowances and fixed rate long-term debt.

Input levels used for fair value measurements are as follows:

Description	Disclosure	Input Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note 3	Level 3	Not applicable	Income approach using projected results and weighted-average cost of capital
Long-term debt (disclosure only)	Note 10	Level 2	Quoted prices in markets that are not active	Not applicable
Financial derivatives	Note 14	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable
Tradable emission allowances	Note 14	Level 1	Not applicable	Not applicable

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted as to withdrawal or usage. The nature of restrictions includes restrictions imposed by financing agreements such as debt service reserves. The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor effective May 2011, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $29.5 at December 31, 2011, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

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

Inventories, net

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. The useful lives of buildings range from five years to 40 years; the useful lives of machinery and equipment range from three years to 10 years. Maintenance and repairs are expensed as incurred.

Capitalized Interest

The Company capitalizes interest costs for qualifying construction and upgrade projects. Capitalized interest costs were $0.5, $1.0 and $1.1 for the years ended December 31, 2011, 2010 and 2009, respectively.

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. The amounts capitalized were $1.3, $3.6 and $4.7 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Income Taxes

The Company determines the consolidated provision for income taxes for its operations on a legal entity, country-by-country basis. Deferred taxes are provided for operating losses, tax credit carry forwards and temporary differences between the tax bases of assets and liabilities. The deferred tax amounts included in the consolidated financial statements are measured by the enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established on the deferred tax assets when it is more-likely-than-not that all or a portion of the asset will not be realized.

Uncertain tax positions (1) are recognized in the financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeal and litigation processes based on the technical merits of the position and, if recognized, (2) are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Product Warranty

Warranty accruals are recorded at the time the products are sold and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Environmental Costs

Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations that have no significant future economic benefit are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The Company determines any required liability based on existing technology without reflecting any offset for possible recoveries from insurance companies and discounting. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized. The Company currently has not accrued any significant environmental liabilities.

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

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). We enter into multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•	Vendor-specific objective evidence.

•	Third-party evidence if vendor-specific objective evidence is not available.

•

Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis if neither vendor-specific objective evidence nor third party evidence is available.

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

Revenue related to grant agreements with various government and other agencies is recognized when the cash related to the grant has been received, when the related expenditures are incurred and when these expenditures meet the criteria under which the funds were granted.

Taxes Imposed on Revenue Transactions

The Company accounts for taxes imposed on specific revenue transactions, e.g., sales and value-added taxes, on a net basis as such taxes are excluded from revenue and costs.

Shipping and Handling Costs

Amounts billed to clients for shipping and handling are classified as sales of products with the related costs incurred included in cost of sales.

Research and Development Costs

Research and development expenditures are comprised of salaries, qualifying engineering costs and an allocation of related overhead costs, and are expensed when incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments, post-retirement benefit plan liability adjustments and fair value changes of financial instruments designated as hedges, net of tax, as applicable.

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. Changes in the Company’s ownership interests in subsidiaries that do not result in deconsolidation are recognized in equity.

Foreign Currency

Assets and liabilities of non-United States (“U.S.”) consolidated entities that use the local currency as the functional currency are translated at year-end exchange rates, while income and expenses are translated using weighted average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are included in earnings only upon sale or liquidation of the underlying foreign investment. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances that are designated as long-term investments.

Inventory, prepaid expenses, warranty liabilities and property balances and related statement of income accounts of non-U.S. entities that use the U.S. dollar as the functional currency are translated using historical exchange rates. The resulting gains and losses are credited or charged to the Consolidated Statement of Income.

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

The Company recognizes all derivatives used in hedging activities as assets or liabilities on the balance sheet at fair value. Any properly documented effective portion of a cash flow hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from stockholders’ equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instrument’s fair value change is recorded in the Consolidated Statement of Income. Classification in the Consolidated Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge for accounting purposes, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income in other expense, net. Except for the interest rate swap, the derivative financial instruments in existence at December 31, 2011 and 2010, were not designated as hedges for accounting purposes.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based compensation awards in accordance with ASC 718-10, Compensation — Stock Compensation — Overall. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that has vested at that date.

Conditional Asset Retirement Obligations

Any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within our control is recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. U.S. GAAP acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The fair value of the obligation can be reasonably estimated if (a) it is evident that the fair value of the obligation is embodied in the acquisition of an asset, (b) an active market exists for the transfer of the obligation or, (c) sufficient information is available to reasonably estimate (1) the settlement date or the range of settlement dates, (2) the method of settlement or potential methods of settlement and (3) the probabilities associated with the range of potential settlement dates and potential settlement methods. The Company has not recorded any conditional asset retirement obligations because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities.

New Accounting Standards

On January 1, 2011, the Company adopted ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) (“ASU 2010-28”). ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

more-likely-than-not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. The adoption of ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU 2010-29”), which updates the guidance in ASC 805, Business Combinations. ASU 2010-29 clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends ASC 820. The amendments in ASU 2011-04 generally modify ASC 820 to clarify that the highest and best use concept only applies to nonfinancial assets and provide specific requirements for measuring instruments recorded in shareholders’ equity. In addition, ASU 2011-04 added requirements for (1) measuring the fair value of financial instruments that are managed within a portfolio, (2) applying discounts and premiums in fair value measurements, and (3) disclosing further information about Level 3 fair value measurements, a reporting entity’s use of non-financial assets, and the categorization of items that are not measured at fair value when fair value is required to be disclosed. ASC 820 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements or fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends ASC 220, Comprehensive Income (“ASC 220”). The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or with two separate but consecutive statements. For public entities, the amendments are effective for fiscal years ending after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of ASU 2011-05 resulted in a change in the Company’s presentation of comprehensive income, which is now presented separately in its Consolidated Statement of Comprehensive Income included herein.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount, including macroeconomic conditions, such as deterioration in general economic conditions, entity-specific events, such as declining financial performance, and other events, such as an expectation that a reporting unit will be sold. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan in order to help financial statement users better understand the financial health of all of the significant plans in which the employer participates. Additional disclosures required by ASU 2011-09 include: (1) the significant multiemployer plans in which an employer participates, including the plan names and identifying number; (2) the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions and their significance to the plan; (3) the financial health of significant multiemployer plans, including an indication of the funded status and whether funding improvement plans are pending or implemented; and (4) the nature of the employer’s commitments to each multiemployer plan, including those specified in collective-bargaining agreements. The revised standard is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. The adoption of ASU 2011-09 did not have a material effect on the Company’s consolidated financial statements because the multiemployer plans in which the Company participates are not significant.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2011 presentation herein.

3.     Acquisitions and Other Investments

On March 3, 2011, the Company, Grupo Guascor, S. L. (“Guascor”) and the stockholders of Guascor entered into a Share Purchase Agreement (the “SPA”) pursuant to which the Company would acquire all of the issued and outstanding capital stock of Guascor. On May 4, 2011, the acquisition of Guascor’s capital stock by the Company pursuant to the SPA was consummated, at which time, Guascor became a 100%-owned subsidiary of the Company. The Guascor acquisition excluded the assets and liabilities of Guascor Fotón AGF, S.L. and Guascor Fotón, S.L. (together, “Fotón”), which were sold by Guascor to a third party on May 4, 2011, pursuant to the SPA. Fotón, under a limited license, develops and manufactures photovoltaic cells and systems utilizing high concentration photovoltaics with technology developed by a third party, in which Fotón has a less than 10% equity ownership. The Company also received an option to acquire Fotón for a de minimus payment, which may be exercised over a 10 year period, beginning on January 1, 2014. The Guascor acquisition was approved by the shareholders of Guascor, and a variety of required regulatory approvals, licenses and clearances were received. Pursuant to the SPA, the Company paid approximately $283.5 net of acquired cash and delivered 5,033,172 shares of Dresser-Rand common stock at closing. The total purchase price was approximately $548.4. The SPA includes an adjustment to the purchase price based on the difference in net debt (gross debt less cash) as defined in the SPA and net debt as of the date of closing.

Guascor was a privately-held company founded in 1966 and is headquartered in Vitoria-Gasteiz, Spain. Guascor is a supplier of diesel and gas engines and provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor has substantial experience in other complementary activities such as the design, construction and development of energy generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill energy recovery, photovoltaic solar energy, farming waste processing and used tire facilities. Although Guascor conducts its activities globally, principal operations are in Spain, Brazil and Italy, and its net loss and revenues were approximately 1.2% and 13.8%, respectively, of the Company’s consolidated net income and revenues for the year ended December 31, 2011.

The purchase price for Guascor was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value estimates. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Accordingly, the purchase price allocation may be revised as additional information becomes available and as additional analyses are performed. Any such revisions could have a material impact on the accompanying consolidated financial statements and the Company’s future results of operations and financial position.

On May 3, 2010, the Company acquired certain assets of Turbo Machines Field Services (Pty) Ltd. (such business being referred to as “TMFS”), for $10.5. TMFS operates a repair facility near Johannesburg, South Africa. TMFS manufactures turbine blades, compressor impellers, bearings and seals for steam turbine and centrifugal compressor products. Additionally, TMFS provides engineered solutions for equipment upgrades and field services for critical rotating equipment applications. TMFS clients are in the oil, gas, petrochemical and industrial sectors. The acquisition provides the Company the ability to expand its service offering in South Africa and the rest of the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

sub-Saharan market. The purchase agreement includes the potential for up to $4.0 in additional cash consideration based on achieving certain annual and cumulative earnings before interest, tax, depreciation and amortization (“EBITDA”) targets over a three-year period ending on June 30, 2013.

On January 18, 2010, the Company acquired certain assets of Leading Edge Turbine Technologies, Inc. (such business being referred to as “LETT”), located in Houston, Texas for $34.3. LETT is a provider of turbine technologies applicable to industrial gas turbines, steam turbines and compressor repair. The acquisition allowed the Company to expand its service offering in its current market and provides the Company with access to adjacent markets. The purchase agreement includes the potential for up to $5.5 in additional cash consideration based on achieving certain revenue and EBITDA targets over a three-year period ending on December 31, 2012.

On September 1, 2009, the Company acquired the assets of Compressor Renewal Services Ltd. (“CRS”) located in Odessa, Texas for $12.7. CRS services separable, process and integral-engine reciprocating compressors primarily in the North American natural gas transmission market. The purchase agreement includes the potential for up to $3.7 in additional cash consideration based on achieving certain earnings targets over a five-year period beginning on October 1, 2009.

The estimated fair values of the additional consideration for the LETT, TMFS and CRS acquisitions of $2.5, $2.1 and $1.0, respectively, at December 31, 2011, are included in other noncurrent liabilities on the consolidated balance sheet. Changes in the fair values from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

In addition to the cash paid for the acquisitions discussed above, on January 22, 2010, the Company paid $24.1 of additional cash consideration in connection with its 2008 acquisition of certain assets of Peter Brotherhood Ltd.

Goodwill from each of the acquisitions principally resulted from expected synergies from combining operations of the acquired businesses and the Company. A portion of the goodwill associated with the Guascor acquisition may be amortized for income tax purposes over a period of not less than five years. Due to the preliminary nature of certain tax planning strategies, the amount of goodwill amortization that may be deductible for income tax purposes has not yet been determined. The amortization of goodwill related to the acquisition of LETT and CRS are deductible for income tax purposes over 15 years. The amortization of goodwill related to the acquisition of TMFS is not deductible for income tax purposes.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash and cash equivalents	$21.4	$—	$—
Restricted cash	36.8	—	—
Accounts receivable, net	78.7	4.1	0.8
Inventory, net	43.4	2.5	0.5
Prepaid expenses	21.1	—	—

Total current assets	201.4	6.6	1.3

Property, plant and equipment	220.3	12.9	6.6
Amortizable intangible assets	126.0	16.8	2.4
Goodwill	431.3	16.0	4.0
Other assets	21.4	—	—

Total assets acquired	1,000.4	52.3	14.3

Accounts payable and accruals	136.4	1.4	0.4
Customer advance payments	9.1	—	—
Accrued income taxes payable	2.0	—	—
Current portion of long-term debt	98.8	—	—
Long-term debt	151.7	—	—
Deferred income taxes, net	2.4	—	—
Other noncurrent liabilities	51.6	—	—

Total liabilities assumed	452.0	1.4	0.4

Purchase price	548.4	50.9	13.9
Fair value of contingent consideration (non-cash)	—	(6.1)	(1.2)
Fair value of Dresser-Rand common stock as partial consideration	(243.5)	—	—
Cash acquired	(21.4)	—	—

Cash paid	$283.5	$44.8	$12.7

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with an estimate of the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to acquire the number of shares issued in connection with the acquisition, (iv) non-recurring acquisition and integration costs of $16.3 and $4.1 for the years and December 31, 2011 and 2010, respectively, directly related to the acquisition of Guascor, (v) non-recurring amortization of fair value adjustments related to backlog and inventory of $11.3 for the year ended December 31, 2011, directly related to the acquisition of Guascor and (vi) the income tax effect of these items. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Total revenues	$2,439.5	$2,366.0
Net income attributable to Dresser-Rand	$117.6	$152.9
Diluted earnings per share attributable to Dresser-Rand	$1.50	$1.88

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Pro forma financial information, assuming the CRS, LETT and TMFS acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of all acquisitions have been included in our consolidated financial results since the date of each acquisition. The financial results of all acquisitions have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expires February 24, 2013, and certain broad license rights in certain of the Company’s key industries. The Company will pay Echogen a royalty based on future equipment sales in these markets. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, the Company made an initial investment of $5.0 in February 2011, and a $1.3 license fee payment, and made an additional investment of $5.0 and an additional $0.7 license fee payment in July 2011. The $10.0 investment resulted in an ownership interest in Echogen of approximately 20%. The Company utilizes the equity method of accounting for its investment in Echogen. The amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $8.5. In accordance with the agreement, Echogen has the right, from time to time, to issue capital call notices to the Company up to an additional $10.0 in the aggregate. On January 31, 2012, Echogen made an additional capital call of $4.0, which the Company funded.

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia will be a center of excellence in the Kingdom of Saudi Arabia for manufacturing, repairs, service, technical expertise and training. The Company owns approximately 50% of D-R Arabia. The Company made a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC owns approximately 50% of the joint venture and made a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and board participation would give the Company the ability to direct the activities of D-R Arabia, which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and the Company’s final contractually obligated investment of $5.0 was made in May 2009. The Company also made additional optional investments totaling $14.0, which resulted in an aggregate noncontrolling interest of 33.0% at December 31, 2011. In February 2012, the Company made an additional funding commitment of $3.0. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option would not give the Company the ability to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $22.3 at December 31, 2011.

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income attributable to Dresser-Rand	$119.7	$146.7	$210.8

Weighted -average common shares outstanding:
(In thousands)
Basic	77,532	80,998	81,662
Dilutive effect of stock-based compensation awards	787	547	214

Diluted	78,319	81,545	81,876

Net income per share:
Basic	$1.54	$1.81	$2.58
Diluted	$1.53	$1.80	$2.57

5.	Inventories, net

Inventories were as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Raw materials	$56.8	$47.2
Finished parts	187.1	125.9
Work-in-process	534.7	327.6

	778.6	500.7
Less: progress payments	(369.6)	(209.1)

Total inventories	$409.0	$291.6

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet. The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $35.4 and $31.2 at December 31, 2011 and 2010, respectively.

6.	Property, Plant and Equipment

Property, plant and equipment were as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Cost:
Land	$25.2	$16.7
Buildings and improvements	167.0	120.6
Machinery and equipment	488.0	314.2

	680.2	451.5
Less: accumulated depreciation	(214.1)	(173.4)

Property, plant and equipment, net	$466.1	$278.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Depreciation expense was $47.4, $31.4 and $32.0 for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	September 30,	September 30,	September 30,		September 30,	September 30,
	December 31, 2011		Weighted- Average Useful Lives		December 31, 2010
	Cost	Accumulated Amortization			Cost	Accumulated Amortization
Trade names	$115.9	$17.5	39 years		$94.4	$14.2
Customer relationships	320.0	52.6	33 years		264.5	42.5
Non-compete agreement	4.9	2.4	4 years		2.4	1.2
Existing technology	143.5	40.5	24 years		145.0	34.2
Contracts and purchase agreements	14.4	7.3	10 years		—	—
Software	30.6	21.9	10 years		30.6	18.8
In-process research and development	11.9	—	(a	)	—	—

Total amortizable intangible assets	$641.2	$142.2			$536.9	$110.9

a)

In-process research and development will be amortized over 10 years beginning at the time revenues are generated. There has been no amortization recorded for in-process research and development as of December 31, 2011.

Intangible asset amortization expense was $33.0, $20.8 and $19.5 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for these intangible assets is expected to be as follows: $27.9 in 2012, $27.5 in 2013, $25.7 in 2014, $22.5 in 2015 and $21.9 in 2016.

The Company had no goodwill impairments for the years ended December 31, 2011, 2010 and 2009. The following table represents the changes in goodwill in total and by segment (see Note 20):

	September 30,	September 30,	September 30,
	New Units	Aftermarket Parts and Services	Total
Balance, December 31, 2009	$157.0	$329.0	$486.0
Acquisitions	—	16.0	16.0
Foreign currency adjustments	(5.7)	(9.2)	(14.9)

Balance, December 31, 2010	151.3	335.8	487.1
Acquisitions	323.5	107.8	431.3
Foreign currency adjustments	(46.0)	(21.1)	(67.1)

Balance, December 31, 2011	$428.8	$422.5	$851.3

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

8.     Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Accounts payable	$382.6	$203.5
Accruals:
Payroll and benefits	63.2	66.2
Taxes other than income	36.0	26.9
Warranties	25.6	28.2
Third party commissions	18.1	18.8
Forward exchange contracts	10.5	5.7
Interest	8.9	6.7
Insurance and claims	8.1	5.9
Legal, audit and consulting	6.5	8.7
Pension and postretirement benefits	4.7	4.7
Other	31.2	26.1

Total accounts payable and accruals	$595.4	$401.4

9.    Income Taxes

Income before income taxes was generated within the following jurisdictions:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
United States	$52.8	$65.5	$161.2
Foreign	129.5	150.2	150.7

Total	$182.3	$215.7	$311.9

The provision for income taxes was as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current tax expense
United States	$(4.7)	$11.3	$51.6
Foreign	46.8	55.7	56.5

Total current	42.1	67.0	108.1

Deferred tax expense (benefit)
United States	21.9	3.9	(0.5)
Foreign	(1.6)	(1.9)	(6.5)

Total deferred	20.3	2.0	(7.0)

Total provision for income taxes	$62.4	$69.0	$101.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
U.S Statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign operations	(3.6)	(5.1)	(4.1)
State and local income taxes, net of U.S. tax	1.2	0.3	0.4
Valuation allowances	2.8	2.7	1.2
Export/manufacturing deductions	—	(0.5)	(0.5)
Qualifying advanced energy credit	(1.8)	—	—
Other	0.6	(0.4)	0.4

Effective tax rate	34.2%	32.0%	32.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Beginning balance	$4.1	$2.8	$2.4
Additions based on tax positions related to current year	0.7	1.6	0.5
Additions based on tax positions related to prior year	1.9	—	—
Tax benefits acquired or assumed in a business combination	7.4	—	—
Settlements	(3.2)	(0.2)	(0.2)
Foreign currency adjustments	(0.1)	(0.1)	0.1

Ending balance	$10.8	$4.1	$2.8

The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax expense as interest expense and any estimated tax penalties as non-operating expenses. Such amounts accrued at December 31, 2011, were not significant. Tax years that remain subject to examination by major tax jurisdiction follow:

September 30,
Jurisdiction	Open Years
Brazil	2006 - 2010
Canada	2004 - 2010
France	2008 - 2010
Germany	2007 - 2010
India	2005 - 2010
Italy	2009 - 2010
Malaysia	2004 - 2010
Netherlands	2004 - 2010
Nigeria	2006 - 2010
Norway	2004 - 2010
Spain	2007 - 2010
United Kingdom	2005 - 2010
United States	2008 - 2010
Venezuela	2006 - 2010

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Any material tax amounts due from examination of tax periods prior to October 2004 are subject to indemnification under an agreement with our former owner, Ingersoll Rand.

A summary of the tax effect of temporary differences that create the deferred tax accounts follows:

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax liabilities
Depreciation and amortization	$118.9	$71.3
Deferred tax assets
Investment and R&D credit carryforward, net	$(24.9)	$—
Inventories and receivables	(10.7)	(6.9)
Foreign tax credit carryforward	(12.1)	(8.3)
Other accrued expenses	(23.9)	(13.6)
Tax net operating loss carryforwards	(66.9)	(15.0)
Pension and employee benefits	(63.1)	(48.5)

Total deferred tax assets	(201.6)	(92.3)
Valuation allowances	79.8	15.1

Net deferred tax assets	(121.8)	(77.2)

Total net deferred tax assets	$(2.9)	$(5.9)

Presented on the consolidated balance sheet as:
Current deferred tax assets	$(36.3)	$(31.8)
Non-current deferred tax liabilities	33.4	25.9

Total net deferred tax assets	$(2.9)	$(5.9)

In the fourth quarter of fiscal year 2010, the Company recorded the income tax effect of a dividend of the 2010 earnings from one of its foreign subsidiaries to the U.S. parent company, a portion of which was received in that quarter. The remainder of this dividend was received in the fourth quarter of fiscal year 2011. The estimated U.S. tax benefit relating to foreign tax credits available in the U.S. as a result of this dividend was recorded in 2010, and was further adjusted to reflect the actual foreign tax credits available upon the cash distribution received in 2011. With the above exception, management has decided to permanently reinvest the remaining unremitted earnings of its foreign subsidiaries, and therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any permanently reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) as well as withholding taxes imposed by certain foreign jurisdictions. As of December 31, 2011, the Company has accumulated undistributed foreign earnings of approximately $251.5.

As of December 31, 2011, net operating loss carryforwards (“NOLs”) of approximately $235.0 are available to offset future taxable income in certain foreign jurisdictions. If not utilized, these NOLs will begin to expire in 2012. Valuation allowances as of December 31, 2011 and December 31, 2010, of $79.8 and $15.1, respectively, have been recorded against these NOLs and certain other deferred tax assets for which it is more-likely-than-not that the tax benefits will not be realized. The increase in NOLs over previous years is principally attributable to NOLs obtained with the acquisition of Guascor. Forecasted and historical book earnings, tax deductible goodwill, interest expense related to the acquisition and deferred tax liabilities established as a result of acquisition accounting were all used to determine the amount of valuation allowance necessary to reflect the realizability of the related deferred tax assets.

The Company is evaluating corporate reorganizations and simplification strategies that may necessitate the removal of most or all of the deferred tax liabilities established due to the resulting tax deductibility of acquisition accounting adjustments. If these deferred tax liabilities are removed, additional valuation allowances may be necessary to reflect the realizability of the remaining deferred tax assets. The overall impact of these events would not have a natural impact on income tax expense.

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

10.     Long-Term Debt

Long-term debt consists of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Senior Secured Credit Facility maturing March 2016	$506.0	$—
7 3/8% Senior Subordinated Notes due November 2014	—	370.0
6 1/2% Senior Subordinated Notes due May 2021	375.0	—
Syndicated term loan and working capital line maturing December 2013	16.8	—
Other working capital lines maturing through 2014	4.8	—
Bank loans maturing through 2015	25.0	—
Project financing arrangements maturing through 2016	41.8	—
Subsidized loans	11.1	—
Other notes payable	46.7	—

Total debt	1,027.2	370.0
Less: current portion	(39.3)	—

Total long-term debt	$987.9	$370.0

As of December 31, 2011, the maturities of our debt for each of the five years after 2011 and thereafter are as follows:

September 30,
2012	$39.3
2013	72.5
2014	20.3
2015	15.5
2016	481.6
Thereafter	398.0

$1,027.2

Senior Secured Credit Facility

On March 15, 2011, the Company and certain of its foreign subsidiaries executed a credit agreement (the “Senior Secured Credit Facility”) with a syndicate of lenders (the “Lenders”), and terminated its 2007 Amended and Restated Senior Secured Credit Facility (the “Terminated Credit Facility”). The obligations of the Company under the Senior Secured Credit Facility are collateralized by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the year ended December 31, 2011, includes $2.1 of accelerated amortization of deferred financing fees associated with the Terminated Credit Facility. In connection with executing the Senior Secured Credit Facility, the Company incurred fees of $11.2, which are being amortized utilizing the effective interest method over the term of the Senior Secured Credit Facility. Fees totaling $2.5 were amortized to earnings for fiscal year ended December 31, 2011.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The Senior Secured Credit Facility currently consists of a $700.0 revolving credit facility and a $400.0 term loan facility. Effective October 4, 2011, the Lenders agreed to the Company’s request to increase the total commitments for the revolving credit facility portion of the Senior Secured Credit Facility from $600.0 to $700.0. Under the term loan facility, the Company made an initial draw in the amount of $160.0 and an additional delayed draw of $240.0 as a Euro-based term loan on May 17, 2011. At the end of each quarter commencing June 30, 2012, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding. Voluntary prepayments may be used to satisfy mandatory principal payments. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016. At December 31, 2011, term loan borrowings totaled $303.8 and there were $202.2 in borrowings outstanding under the revolving credit facility. The Company had issued $197.8 in letters of credit under the revolving credit facility at December 31, 2011. In addition to these letters of credit, $135.1 of letters of credit and bank guarantees were outstanding at December 31, 2011, which were issued by banks offering uncommitted lines of credit.

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

In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, the Company is required to pay a commitment fee under the revolving credit facility for the unutilized commitments at a rate ranging from 0.375% to 0.50% per annum depending on the Company’s leverage ratio. Additionally, the Company is required to pay letter of credit fees equal to an applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each financial letter of credit, and a rate ranging from 1.20% to 1.65% per annum on the face amount of each performance letter of credit.

The Senior Secured Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s 6 1/2% Senior Subordinated Notes that would be materially adverse to lenders and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default. The Company was in compliance with the Senior Secured Credit Facility debt covenants at December 31, 2011.

The dividends and distributions covenant under the Company’s Senior Secured Credit Facility allows the Company to pay dividends on or repurchase, redeem, or otherwise acquire for value, it’s outstanding shares in an aggregate amount not to exceed the sum of $200.0 plus 50% of the Company’s net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter as available cumulatively after previous dividends and stock repurchases. The limitation on shares to be repurchased under this covenant excludes the accelerated stock acquisition programs that were executed on March 15 and March 22, 2011 (Note 13).

The obligations of the Company under the Terminated Credit Facility were collateralized by mortgages on certain real and other property and were guaranteed by the direct material domestic subsidiaries of the Company. The Terminated Credit Facility was a $500.0 revolving credit facility with a maturity of August 30, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Dollar-denominated revolving borrowings under the Terminated Credit Facility bore interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 1.25% to 2.5%, depending on the Company’s leverage ratio, plus a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a rate equal to an applicable margin ranging from 0.25% to 1.5%, depending on the Company’s leverage ratio plus a base rate determined by reference to the highest of (1) the rate that the administrative agent announced from time to time as its prime or base commercial lending rate, (2) the three month certificate of deposit rate plus 1/2 of 1% and (3) the federal funds rate plus 1/2 of 1%. Euro-denominated revolving borrowings under the Terminated Credit Facility bore interest at a rate equal to the applicable margin ranging from 1.25% to 2.5%, depending on the Company’s leverage ratio, plus a EURIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowings for the interest period relevant to such borrowings adjusted for certain additional costs.

In addition to paying interest on outstanding principal under the Terminated Credit Facility, the Company was required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate ranging from 0.25% to 0.375% per annum depending on the Company’s leverage ratio. The Company also paid letter of credit fees equal to the applicable margin then in effect with respect to LIBOR loans under the revolving credit facility on the face amount of each such letter of credit.

Included in interest expense were commitment and letter of credit fees of $5.5, $4.0 and $4.5 for the years ended December 31, 2011, 2010 and 2009, respectively.

Senior Subordinated Notes

On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 in aggregate principal amount of then-outstanding 7 3/ 8% Senior Subordinated Notes, which would have matured on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011, equal to the principal amount of the notes plus 2.8%, and accrued interest. Approximately $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. On March 23, 2011, the Company announced the redemption of all of the remaining 7 3/8% Senior Subordinated Notes at the call price of 102.458%, and subsequently completed the redemption on April 22, 2011. The Company recorded early redemption premiums on debt of $10.1 for the year ended December 31, 2011. Interest expense for the year ended December 31, 2011, includes $6.4 of accelerated amortization of deferred financing fees related to the 7 3/ 8% Senior Subordinated Notes.

On March 22, 2011, the Company issued $375.0 in aggregate principal amount of Senior Subordinated Notes, which bear interest at a rate of 6 1/2% per annum. The 6 1/2% Senior Subordinated Notes mature on May 1, 2021. The Company may redeem any of the 6 1/2% Senior Subordinated Notes beginning on May 1, 2016, at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the 6 1/2% Senior Subordinated Notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the 6 1/2% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6 1/2% Senior Subordinated Notes, the Company incurred fees of $4.8, which are being amortized utilizing the effective interest method over the term of the notes. Fees totaling $0.6 were amortized to earnings for the fiscal year ended December 31, 2011.

The 6 1/2% Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank junior to the Company’s Senior Secured Credit Facility. The 6 1/2% Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. The Company was in compliance with the 6 1/2% Senior Subordinated Notes debt covenants at December 31, 2011.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 1/2% senior subordinated notes due May 2021	$375.0	$384.4	$—	$—
7 3/8% senior subordinated notes due November 2014	—	—	370.0	377.4

	$375.0	$384.4	$370.0	$377.4

The carrying and fair values of all the Company’s other long-term debt materially approximate their fair values.

Debt Assumed with the Acquisition of Guascor

Syndicated Term Loan and Working Capital Line

The Company is party to a term loan and a working capital line with a syndicate of lenders. At December 31, 2011, $16.8 was outstanding under the syndicated term loan. Company obligations under the syndicated term loan and working capital line are collateralized by mortgages on certain property and intangible assets as well as the shares of substantially all of the material subsidiaries of Guascor. Principal payments on the term loan of $1.2 are payable quarterly, with all principal and interest outstanding due and payable in full at maturity on December 30, 2013. Syndicated term loan borrowings bear interest at the three-month EURIBOR rate plus 2.75% per annum. The working capital line allows for borrowings of up to approximately $12.0, subject to Guascor maintaining a syndicated loan to equity ratio, on or after December 30, 2011, of less than 1.5. Interest on the working capital line accrues at the three-month EURIBOR rate plus 2.25% per annum. The working capital line expires on December 30, 2013.

Other Working Capital Lines

The Company is party to other working capital lines with a total outstanding principal balance of $4.8 at December 31, 2011, of which balance approximately $0.8 was borrowed from banks in Spain and approximately $4.0 was borrowed from banks in Brazil. Interest rates for borrowings in Spain range from EURIBOR plus 0.65% to EURIBOR plus 2.75% per annum and interest rates for borrowings in Brazil range from 17.0% to 18.4% per annum.

Bank Loans

The Company is party to various bank loans with a total outstanding principal balance of $25.0 at December 31, 2011, of which balance approximately $11.8 was borrowed from banks in Spain, approximately $5.0 was borrowed from banks in Italy and approximately $8.2 was borrowed from banks in Brazil. Interest rates for borrowings in Spain and Italy range from EURIBOR plus 0.65% to EURIBOR plus 2.75% per annum. Substantially all of the borrowings in Brazil are import financing arrangements that bear interest at rates ranging from 3.4% to 6.1% per annum. The remaining borrowings in Brazil have onerous prepayment penalties and bear interest at rates ranging from 16.2% to 20.9% per annum in local currency.

Project Financing Arrangements

Approximately $28.3 of the outstanding project financing balance of $41.8 at December 31, 2011 (bearing interest at the six-month EURIBOR rate plus 1.25% per annum), is associated with pig manure treatment facilities in Spain. Approximately $13.5 of the outstanding project financing balance is related to the design, construction and development of power generation and cogeneration plants in Brazil, and bears interest at rates ranging from 4.5% per annum to the Brazilian General Interest of Market Prices (“IGPM”) plus 13.0% per annum. Each financing arrangement is senior to all other debt on the related project and is generally collateralized by the assets of the project and the stock of the subsidiary borrower.

Subsidized Loans

The Company is party to non-interest bearing subsidized loans from the Ministry of Science and Technology in Spain, the Center for the Development of Industrial Technology in Spain and other similar government agencies. The subsidized loans totaled $11.1 at December 31, 2011. The Company imputed interest on the subsidized loans

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

utilizing the effective interest method for the year ended December 31, 2011. The imputed interest rate was approximately 7.25% for the year ended December 31, 2011.

Other Notes Payable

Other notes payable consist of notes with third parties with varying payment features. At December 31, 2011, approximately $19.7 of other notes payable plus accrued interest is contingently payable when 75% of the syndicated term loan (described above under Syndicated Term Loan and Working Capital Line) has been paid. Approximately $9.7 of other notes payable plus accrued interest is required to be paid when the syndicated loan is fully paid. Approximately $17.3 of the outstanding balance is related to a previous equity ownership of one of Guascor’s subsidiaries, and is accruing interest at an annual rate of 13.0%. Excluding the called equity, interest rates on other notes payable range from one-year EURIBOR plus 0.75% to one-year EURIBOR plus 1.25% per annum.

The Company is party to two participating loans that bear interest at the six-month EURIBOR rate plus 2% per annum, plus additional interest that accrues based on Guascor’s consolidated results up to a maximum additional rate of EURIBOR plus 6% per annum. The participating loans totaled $1.2 at December 31, 2011.

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor based generally on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $29.5 and have been classified as restricted cash in the current assets section of the consolidated balance sheet at December 31, 2011.

11.     Pension Plans

The U.S. defined benefit plan covering salaried and non-union hourly employees was frozen effective March 31, 1998. The plan was replaced with a defined contribution plan. The benefits for certain bargaining unit employees included in the defined benefit plan were not frozen. However, effective July 21, 2011, the plan was closed to new entrants from the Olean bargaining unit. The Company’s U.S. salaried plans generally provide benefits based on a final average earnings formula. The Company’s U.S. hourly pension plans provide benefits under flat formulas. Non-U.S. plans provide benefits based on earnings and years of service.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Information regarding our pension plans follows:

	September 30,	September 30,
	December 31,
	2011	2010
Change in projected benefit obligations
Benefit obligation at beginning of the period	$384.7	$371.5
Service cost	8.1	7.4
Interest cost	20.2	20.3
Employee contributions	0.2	0.3
Expenses paid	(0.7)	(0.9)
Actuarial loss	38.7	9.8
Plan amendments	(0.5)	0.5
Benefits paid	(21.2)	(19.7)
Foreign currency adjustments	(2.3)	(4.5)

Benefit obligation at end of the period	$427.2	$384.7

Change in plan assets
Fair value at beginning of the period	$291.5	$275.9
Actual return on assets	7.8	31.3
Company contributions	32.6	7.3
Employee contributions	0.2	0.3
Expenses paid	(0.7)	(0.9)
Benefits paid	(21.2)	(19.7)
Foreign currency adjustments	(1.4)	(2.7)

Fair value of assets at end of the period	$308.8	$291.5

Amounts recognized in the balance sheet consist of:
Current liabilities	$2.1	$2.5
Noncurrent liabilities	116.3	90.7

Total balance sheet liability	$118.4	$93.2

Amounts recognized in accumulated other comprehensive loss (income) consists of:
Cumulative net actuarial loss	$111.4	$61.4
Cumulative prior service cost	1.5	3.1

Total	$112.9	$64.5

In 2008, the Company amended its Canadian defined benefit pension plan to discontinue the benefits. U.S. GAAP requires a portion of any prior service cost recognized in comprehensive income to be recognized in the statement of income when a curtailment occurs. These amounts were not material to the consolidated financial statements in 2008. During the first quarter of fiscal 2009, the Company converted the plan to a defined contribution plan which was considered a plan settlement. As a result, the Company recognized a $1.3 settlement charge in the consolidated statement of income during the first quarter of fiscal 2009. The settlement charge included approximately $0.4 of net actuarial losses previously recorded in accumulated other comprehensive income. The cash payment required to effect the plan conversion was $1.5.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	September 30,	September 30,
	December 31,
	2011	2010
Weighted-average assumptions used for benefit obligations
Discount rate
U.S. plans	4.60%	5.40%
Non-U.S. plans	4.75%	5.24%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	2.78%	4.18%

The components of the net pension expense and amounts recognized in the Consolidated Statement of Comprehensive Income include the following:

	September 30,	September 30,	September 30,
	For Year Ended December 31,
	2011	2010	2009
Net pension expense
Service cost	$8.1	$7.4	$6.4
Interest cost	20.2	20.3	20.1
Expected return on plan assets	(21.9)	(20.8)	(18.3)
Amortization of net actuarial loss	2.5	2.9	3.9
Amortization of prior service cost	1.2	1.1	0.8
Plan settlement	—	—	1.3

Net pension expense	10.1	10.9	14.2

Amounts recognized in other comprehensive (income) loss
Net actuarial (gain) loss	52.6	(0.7)	0.8
Prior service cost	(0.5)	0.5	2.0
Amortization of net actuarial loss	(2.5)	(2.9)	(5.2)
Amortization of prior service cost	(1.2)	(1.1)	(0.8)

Total recognized in other comprehensive (income) loss	48.4	(4.2)	(3.2)

Total recognized	$58.5	$6.7	$11.0

Weighted-average assumptions used for net periodic pension cost
Discount rate
U.S. plans	5.40%	5.80%	6.10%
Non-U.S. plans	5.24%	5.64%	6.28%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A
Non-U.S. plans	4.18%	4.25%	3.73%
Expected return on plan assets
U.S. plans	7.50%	8.50%	8.50%
Non-U.S. plans	6.69%	6.77%	6.77%

The Company develops the assumed discount rate using available high quality bonds with maturities that approximately match the forecasted cash flow requirements of the pension plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense during 2012 is estimated to be $7.9.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Projected benefit obligation	$336.8	$290.7
Accumulated benefit obligation	328.1	283.0
Fair value of plan assets	216.8	202.3

The Company uses an annual measurement date of December 31. The expected long-term rates of return on plan assets are determined as of the measurement date. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments and expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plans’ investment policy. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five years. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The asset allocations of the Company’s pension plans by asset category are as follows:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$3.4	$—	$3.4	$—
U.S. equities	7.8	—	7.8	—
U.S. large-cap equities	56.9	56.9	—	—
U.S. small-cap value equities	9.3	9.3	—	—
U.S. small-cap growth equities	9.8	9.8	—	—
International equities	65.5	1.9	63.6	—
U.S. fixed income(1)	66.4	66.4	—	—
International fixed income(2)	38.3	—	38.3	—
Global asset allocations(3)	27.3	14.8	12.5	—
Insurance contracts(4)	24.1	—	—	24.1

Total	$308.8	$159.1	$125.6	$24.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$4.0	$—	$4.0	$—
U.S. equities	23.3	—	23.3	—
U.S. large-cap equities	56.4	56.4	—	—
U.S. small-cap value equities	9.1	9.1	—	—
U.S. small-cap growth equities	9.7	9.7	—	—
International equities	55.6	2.1	53.5	—
U.S. fixed income(1)	48.9	48.9	—	—
International fixed income(2)	33.5	—	33.5	—
Global asset allocations(3)	28.3	13.8	14.5	—
Insurance contracts(4)	22.7	—	—	22.7

Total	$291.5	$140.0	$128.8	$22.7

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

(2)

International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds usually range over 15 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Gilts >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > Five Years.

(3)

Global Asset Allocations: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. In some cases there are no common indices for the assets in this class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.

(4)	Insurance Contracts: Provided by insurance companies that pay benefits to retirees.

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs from the beginning of the year to the end of the year is as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Beginning balance	$22.7	$21.7
Actual return on assets	0.8	0.5
Company contributions	3.0	1.9
Foreign exchange	(0.9)	(0.2)
Benefit payments	(1.2)	(0.9)
Settlements	(0.3)	(0.3)

Ending Balance	$24.1	$22.7

The Company’s investment objectives in managing its defined benefit plan assets are to provide reasonable assurance that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions at the appropriate levels of risk; and to meet any statutory

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

requirements, laws and local regulatory agencies’ requirements. Key investment decisions involving asset allocations, investment manager structure, investment managers, investment advisors and trustees or custodians are reviewed regularly. An asset liability modeling study is used as the basis for aggregated asset allocation decisions and updated approximately every five years or as required. The Company’s current global asset allocation strategy for its pension plans is 60% in equity securities and 40% in debt securities and cash excluding those assets in non-U.S. plans required by regulation to be in insurance contracts or other similar assets. The Company sets upper limits and lower limits of plus or minus 5%. The rebalancing strategy is reviewed quarterly if cash flows are not sufficient to rebalance the plans and appropriate action is taken to bring the plans within the strategic allocation ranges.

The Company’s policy is to contribute the amount necessary to maintain benefits under the Pension Protection Act of 2006, and additional amounts at our discretion up to the limitations imposed by the applicable tax codes. The Company currently projects that it will contribute approximately $21.5 to its funded plans worldwide in 2012.

During the three years in the period ended December 31, 2011, the Company contributed approximately $1.0 annually to two multiemployer plans that are insignificant to the Company individually and in the aggregate.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $21.7 in 2012, $21.9 in 2013, $23.1 in 2014, $24.3 in 2015, $25.9 in 2016 and $141.5 for the years 2017 to 2021.

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $16.5 for the year ended December 31, 2011, $14.7 for 2010, and $13.6 for 2009. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $3.2 for the year ended December 31, 2011, $3.2 for 2010, and $3.2 for 2009.

12.     Post-Retirement Benefits Other than Pensions

The Company sponsors post-retirement plans that cover certain eligible U.S. employees that provide for certain healthcare and life insurance benefits. Post-retirement health plans generally are contributory and the amounts are adjusted annually. An eligible retiree’s healthcare benefit coverage is coordinated with Medicare. The Company funds the post-retirement benefit costs principally on a pay-as-you-go basis. Post-retirement life insurance plans are non-contributory. In 1997, post-retirement benefit plans for salaried and non-union hourly employees were amended to eliminate medical and life benefit coverage for all future retirees except for grandfathered employees. Post-retirement benefit plans were amended in 2006 for Wellsville bargaining employees, in 2007 for painted post bargaining employees, and in 2008 for Olean bargaining employees to eliminate medical and life benefit coverage for all future retirees except for certain grandfathered employees.

Summary information on the Company’s plans was as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Change in benefit obligations
Benefit obligation at beginning of the period	$17.2	$16.2
Interest cost	0.9	0.9
Benefits paid	(2.4)	(0.6)
Actuarial losses	2.9	0.7

Unfunded benefit obligation at end of the period and consolidated balance sheet liability	$18.6	$17.2

Amounts recognized in the balance sheet:
Current liabilities	$0.9	$0.9
Noncurrent liabilities	17.7	16.3

Total consolidated balance sheet liability	$18.6	$17.2

Amounts recognized in accumulated other comprehensive income:
Cumulative net actuarial loss	$6.3	$4.3
Cumulative net prior service credit	(0.6)	(2.3)

Total	$5.7	$2.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net post-retirement benefit income over the next fiscal year is estimated to be $1.0.

Benefit payments for post-retirement benefits, which reflect future service are expected to be paid as follows: $0.9 in 2012, $1.2 in 2013, $1.5 in 2014, $1.6 in 2015, $1.5 in 2016 and $5.6 in the aggregate for the years 2017 to 2021.

The components of the net post-retirement benefit expense (income) and amounts recognized in other comprehensive loss (income) were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net post-retirement benefits expense (income)
Interest cost	$0.9	$0.9	$1.0
Amortization of
Net prior service credit	(1.7)	(9.3)	(8.0)
Net actuarial loss	0.9	1.4	1.0

Total post-retirement benefits expense (income)	0.1	(7.0)	(6.0)

Amounts recognized as other comprehensive (income) loss
Net actuarial loss	2.9	0.7	1.1
Plan amendments	—	—	(2.6)
Amortization of
Net prior service credit	1.7	9.3	8.0
Net actuarial loss	(0.9)	(1.4)	(1.0)

Total recognized in comprehensive (income) loss	3.7	8.6	5.5

Total recognized	$3.8	$1.6	$(0.5)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	4.60%	5.30%	5.70%
Measurement date	12/31/11	12/31/10	12/31/09
Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31
Discount rate	5.30%	5.70%	6.10%
Measurement date	12/31/10	12/31/09	12/31/08
Assumed health care cost trend rates
Current year trend rate	8.30%	8.30%	9.00%
Ultimate trend rate	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2033	2032	2031
Net periodic benefit cost for the year	2032	2031	2031

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2011:

	September 30,	September 30,
	1% Increase	1% Decrease
Effect on total postretirement benefit expense	$0.1	$(0.1)
Effect on postretirement benefit liability	1.6	(1.4)

13.	Share Repurchases

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of the Company’s common stock. On August 26, 2011, the Company’s Board of Directors further authorized the repurchase of up to $150.0 of the Company’s common stock, including amounts authorized on February 10, 2011, but not yet used to repurchase common stock.

During the year ended December 31, 2011, the Company entered into three accelerated stock acquisition programs. During the year ended December 31, 2011, the Company completed three accelerated stock acquisition programs utilizing all of the repurchase authority granted by the Board during 2011. The repurchases were funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility. The total number of shares purchased was determined by dividing the purchase price by the volume-weighted average trading prices of our shares of common stock during the applicable valuation period, minus a fixed discount. The plans were executed as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Date Initiated	Type of Program	Amount Paid	Date Completed	Initial Shares Delivered	Final Share Settlement	Total Shares Purchased
March 15, 2011	Collared	$275.0	August 4, 2011	4,740,584	641,635	5,382,219
March 22, 2011	Uncollared	$80.0	August 4, 2011	1,143,293	448,487	1,591,780
August 26, 2011	Uncollared	$150.0	September 29, 2011	3,011,242	456,227	3,467,469

		$505.0				10,441,468

Outstanding shares used to calculate earnings per share were reduced by the number of shares repurchased when they were delivered, and the total $505.0 purchase price of the programs was recorded as a reduction in consolidated stockholders’ equity.

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 of its common stock, which was approximately 6 percent of the Company’s outstanding shares. Stock repurchases under the program were made through open market or privately negotiated transactions in accordance with all applicable laws, rules, and regulations. During the year ended December 31, 2010, the Company purchased 2,108,891 shares at an average price of $33.43 per share for a total amount purchased of $70.5, pursuant to a plan in effect in 2010, adopted in accordance with Rule 10b5-1, a safe harbor rule, under the Securities Exchange Act of 1934, as amended. The Board authorized transactions to be made from time to time and in such amounts, as management deemed appropriate and were funded from operating cash flows.

14.	Financial Instruments (€ in millions)

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France (Note 15). The interest rate swap has a notional amount of €18.0 (approximately $23.3) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $0.9 and $0.5 at December 31, 2011, respectively.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes. The Company recognizes derivatives in prepaid expenses or other accounts payable and accruals, as appropriate, on the balance sheet and measures them at fair value. Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other income (expense).

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Foreign currency exchange contracts assets	$7.1	$3.7

Foreign currency exchange contracts liabilities	$10.5	$5.7

The net foreign currency losses recognized for forward currency contracts were $1.8, $1.7 and $11.1 for the years ended December 31, 2011, 2010 and 2009, respectively.

Certain countries in which the Company operates have cap-and-trade systems under which the Company receives tradable emission allowances. To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value. Changes in the fair value of this liability are recorded in other (expense) income. The fair value of the liability from the shortfall of tradable emission allowances was $3.0 at December 31, 2011. The Company had no liabilities associated with tradable emission allowance shortfalls at December 31, 2010.

15.	Commitments and Contingencies (€ in millions)

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

Painted Post Labor Litigation

In November 2007, Local 313 of IUE-CWA, the union that represents certain employees at the Company’s Painted Post, New York, facility (the “IUE”) made an offer to have its striking members return to work under the terms of the previously expired union agreement. The Company rejected that offer and locked out these represented employees. Approximately one week later, after reaching an impasse in negotiations, the Company exercised its right to implement the terms of its last contract offer, ended the lockout, and the employees represented by the IUE agreed to return to work under the implemented terms. Subsequently, the IUE filed several unfair labor practice

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

(“ULP”) charges against the Company with Region 3 of the National Labor Relations Board (“NLRB”), asserting multiple allegations arising from the protracted labor dispute, its termination, contract negotiations and related matters.

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement expires in March 2013. As a result, the Company was not required to make available the retiree medical benefits which the Company eliminated in its implemented last contract offer. The Company recognized a non-cash curtailment amendment gain of $18.6 in other comprehensive income in December 2007, which was amortized over 36 months beginning January 2008, as a result of the elimination of those benefits.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, N.Y. during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The litigation process, including appeals if elected by either party, could reasonably take one to three years and potentially even longer to resolve with finality. Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss at this time. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

United Kingdom (UK) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries' pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. The Company has accrued $4.9 to address contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Guascor in May 2011, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.1) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

the MISE decree. These proceedings are still pending. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and has engaged in settlement negotiations with MISE.

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

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes and the application of Italian and European Union laws. The Company received an adverse judgment in February 2012 for approximately €4.2 ($5.4). However, the Company will appeal the judgment and believes it will prevail on its position that no tax is owed. The Company estimates the aggregate exposure for taxes, interest and penalties could be up to $13.1.

Lease Commitments

On December 28, 2007, the Company executed a lease transaction including a committed line of credit of up to €23.0 (approximately $29.8) that was used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010, and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is determined by reference to the EURIBOR Rate plus an applicable margin of between 1.25% and 2.50%. The initial base term of the lease expires in February 2015. At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the lease will mature in 2015. The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payments under the terms of the lease.

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $27.7, $21.5 and $18.1 for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2011, with terms in excess of one year for the next five years and thereafter are as follows: $19.7 in 2012, $14.6 in 2013, $11.6 in 2014, $8.9 in 2015, $7.3 in 2016, and $30.6 thereafter.

16.	Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Beginning balance	$28.2	$39.2	$37.0
Liabilities assumed from acquisitions	6.7	—	—
Provision for warranties issued during period	17.6	20.2	21.2
Adjustments to warranties issued in prior periods	(7.1)	(9.2)	(0.5)
Payments during the period	(18.4)	(20.4)	(19.6)
Foreign currency adjustments	(1.4)	(1.6)	1.1

Ending balance	$25.6	$28.2	$39.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Generally, reductions to warranties issued in prior periods represent the lapsing of warranties for which accruals were made based on historical experience, and for which the expected cost was not realized.

17.	Incentive Stock-Based Compensation Plans

On May 13, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan enables the Compensation Committee of the Board of Directors to award incentive and non-qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers) and other service providers. The Nominating and Governance Committee has similar rights under the 2008 Plan with respect to non-employee directors. The maximum number of shares that may be issued under the 2008 Plan is 6,000,000. The 2008 Plan replaces all prior plans and is the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended (collectively, the “Pre-existing Compensation Plans”), and the 2008 Plan totaled $19.8 for 2011, $16.8 for 2010 and $12.0 for 2009. The Company will continue to recognize expense under the Pre-existing Compensation Plans until the respective vesting benefit periods expire. At December 31, 2011, 3,699,365 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.35 years for outstanding employee grants was $25.7. The Company currently expects to issue new shares upon exercise of options and vesting of restricted stock units.

The following table summarizes option and stock appreciation right activity during 2011, 2010 and 2009:

	September 30,	September 30,
	Shares	Weighted-Average Exercise Price
Balance, December 31, 2009	1,516,628	$25.16
Granted	237,603	$30.71
Exercised	(77,146)	$24.15
Forfeited	(60,668)	$27.03
Expired	(28,651)	$25.46

Balance, December 31, 2010	1,587,766	$26.02
Granted	190,539	$46.53
Exercised	(247,838)	$25.50
Forfeited	(4,438)	$29.04
Expired	(4,094)	$26.87

Balance, December 31, 2011	1,521,935	$28.60

Exercisable December 31, 2009	400,123	$26.56
Exercisable December 31, 2010	671,130	$26.11
Exercisable December 31, 2011	845,361	$26.27

The weighted-average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2011, 2010 and 2009, was $18.54, $12.81, and $12.40, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011, was approximately $6.4. The aggregate intrinsic value of options and stock appreciation rights outstanding at December 31, 2011 was $19.4.

The options and stock appreciation rights granted have a 10 year contract term. Restricted stock, options and stock appreciation rights granted prior to 2010 vest over a four year period. Beginning in 2010, the Company granted restricted stock, options and stock appreciation rights which vest over a three year period, as well as Performance Restricted Stock Units (“PRSUs”). PRSUs vest annually over a three year period to the extent that the percentile rank of the shareholder return of the Company’s stock is at or above the 25th percentile of a selected peer group, with

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

16.67% vesting if such percentile rank is at this threshold level and up to 50.00% vesting if such percentile rank is at or above the 75th percentile of the selected peer group.

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Option term (years)	5.5	5.5	5.4
Volatility	39.6%	41.3%	57.7%
Risk-free interest rate (zero coupon US Treasury note)	2.35%	2.64%	2.07%
Dividend yield	—	—	—

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

The following table summarizes employee shares, share units and PRSU activity during 2011, 2010 and 2009, and grant date fair values:

	September 30,	September 30,
	Shares	Weighted-Average Grant Price
Nonvested at December 31, 2009	908,425	$24.77
Granted	467,176	$30.52
Vested	(292,628)	$25.13
Forfeited	(65,050)	$27.25

Nonvested at December 31, 2010	1,017,923	$27.14
Granted	353,950	$46.54
Vested	(412,784)	$27.42
Forfeited	(23,570)	$24.42

Nonvested at December 31, 2011	935,519	$34.44

As permitted by the provisions of its annual incentive plan, the Company has elected to issue restricted stock units in lieu of paying the 2011 incentive in cash. The number of restricted stock units will be determined in March 2012 and will vest 12 months from the date of issuance, the same date as when the 2011 incentive was expected to be paid. Expense associated with the incentive accruing up to the date of grant has been reflected as operating (or compensation) expense, while expense accruing after the date of issuance of restricted stock units will be reflected as stock compensation expense. Total stock compensation expense associated with these restricted stock units is expected to be approximately $3.1 in 2012.

The Company also grants shares to non-employee Directors. Shares granted to non-employee Directors after fiscal year 2008 vest after a one year period. Shares granted to non-employee Directors in 2008 vested over a three year period. The total fair value of the 18,901 shares granted in 2011 at the respective grant dates was $0.9, the 25,116 shares granted in 2010 at the respective grant dates was $0.8 and the 35,186 shares granted in 2009 at the respective grant dates was $0.7. At December 31, 2011, the total value of 18,901 unvested shares was $1.3.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

18.	Significant Clients and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2011, 2010 and 2009, no one customer comprised more than 10% of sales.

The Company has operations and or does business in various countries outside the U.S. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company. At December 31, 2011, approximately 11.1% of the Company’s accounts receivable were outstanding from Petroleos de Venezuela, S.A. (“PDVSA”). Historically, the Company has collected its outstanding receivables from PDVSA, and partial payments on the outstanding balance have been received subsequent to December 31, 2011. Based on this historical experience and communications with PDVSA, all indications are that the outstanding balance is collectible. Consequently, a provision for bad debts has not been recorded for these accounts receivable.

19.	Other Expense, net

Other expense, net includes the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Foreign currency (losses) gains	$(2.7)	$(13.5)	$7.3
Loss on forward exchange contracts	(1.8)	(1.7)	(11.1)
Net loss from equity investment	(2.6)	(0.2)	(1.2)
Fair value adjustment of tradable emission allowances	3.2	—	—
Fair value adjustment of contingent consideration	(0.9)	1.2	—
Other miscellaneous income	1.8	0.4	0.1

Total other expense, net	$(3.0)	$(13.8)	$(4.9)

As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in the consolidated statement of income of approximately $13.6 for the year ended December 31, 2010.

20.	Segment Information:

The Company has two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1) New units are highly engineered solutions to new requests from clients and include standardized equipment such as engines and single stage steam turbines. This segment includes engineering, manufacturing, sales and administrative support.

2) Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. This segment includes engineering, manufacturing, sales and administrative support.

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, and research and development expenses. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment and intangible assets.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues
New units	$1,082.2	$959.4	$1,258.8
Aftermarket parts and services	1,229.4	994.2	1,030.8

Total revenues	$2,311.6	$1,953.6	$2,289.6

Income from operations
New units	$109.5	$129.7	$169.0
Aftermarket parts and services	252.0	227.5	264.7
Unallocable	(104.4)	(94.7)	(85.1)

Total income from operations	$257.1	$262.5	$348.6

Depreciation and amortization
New units	$38.3	$25.3	$27.7
Aftermarket parts and services	42.1	26.9	23.8

Total depreciation and amortization	$80.4	$52.2	$51.5

Goodwill
New units	$428.8	$151.3	$157.0
Aftermarket parts and services	422.5	335.8	329.0

Total goodwill	$851.3	$487.1	$486.0

Total assets (including goodwill)
New units	$660.8	$356.6	$356.0
Aftermarket parts and services	1,069.2	726.2	767.7
Unallocable	1,312.4	1,231.5	1,026.5

Total assets	$3,042.4	$2,314.3	$2,150.2

Revenues by destination
United States	$664.8	$606.7	$801.6
Canada	56.2	80.6	63.6
North America	721.0	687.3	865.2
Latin America	409.5	239.5	239.4
Europe	501.6	417.2	418.9
Asia-Pacific, Southern Asia	353.1	320.6	386.7
Middle East, Africa	326.4	289.0	379.4

Total revenues	$2,311.6	$1,953.6	$2,289.6

Long-lived assets by geographic area
United States	$182.1	$187.5	$177.3
Canada	1.9	2.3	1.6
North America	184.0	189.8	178.9
Latin America	95.1	4.9	4.6
Europe	165.2	67.2	75.6
Asia-Pacific, Southern Asia	15.4	12.3	9.7
Middle East, Africa	6.4	3.9	0.1

Total long-lived assets	$466.1	$278.1	$268.9

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

For the year ended December 31, 2011, sales to clients in Brazil were 11.2% of total revenues. For the year ended December 31, 2010, sales to clients in Brazil were 7.5% of total revenues. For the year ended December 31, 2009, there were no sales to clients in countries outside the U.S. that exceeded 5.0% of total revenues. No other sales to clients within individual countries outside the U.S. exceeded 5% of the total revenues in any year presented.

21.    Selected Unaudited Quarterly Financial Data:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$354.2	$588.9	$630.5	$738.0
Gross profit	100.6	145.2	170.7	232.8
Early redemption premium on debt	(8.2)	(1.9)	—	—
Net income attributable to Dresser-Rand	0.4	10.7	39.9	68.7
Net income per share
Basic	0.01	0.14	0.51	0.92
Diluted	0.00	0.14	0.51	0.90

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$502.1	$431.2	$483.1	$537.2
Gross profit	142.1	143.6	145.2	156.0
Net income attributable to Dresser-Rand	22.3	35.0	37.5	51.9
Net income per share
Basic	0.27	0.43	0.47	0.65
Diluted	0.27	0.43	0.46	0.64

22. Supplemental Cash Flow Information:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Cash paid for interest, net of capitalized interest	$61.7	$30.7	$30.0
Cash paid for income taxes, net of refunds	41.0	101.5	122.4
Schedule of Noncash Investing and Financing Activities(1) :
Assets acquired in acquisition	$1,000.4	$52.2	$14.3
Liabilities assumed in acquisition	452.0	1.3	0.4

(1)	See Note 3 for additional discussion of the Company's acquisitions.

23. Subsequent Events

Effective January 1, 2012, the Company acquired Synchrony, Inc. (“Synchrony”). Synchrony is a technology development company with a portfolio of technology and products including active magnetic bearings, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. A private company founded in 1993, Synchrony is headquartered in Salem, Virginia, where it operates a well-equipped ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory. Under the agreement, the Company acquired Synchrony for approximately $50 million, net of cash acquired. The agreement includes the potential for additional consideration of up to a maximum of $10 million based on technical milestones and business performance.

DRESSER-RAND GROUP INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2011, 2010 and 2009

($ in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Additions
	Beginning	Charges to			Ending
	Balance at	costs and	Charges to		Balance at
Description	01/01/11	expenses	other accounts	Deductions	12/31/2011
Allowance for losses on receivables	$11.4	$0.1	$—	$2.2(a)	$9.3
Valuation allowance for deferred tax asset	15.1	4.4	60.9(b)	6.6(c)	79.8
Notes:
(a) - Impact of foreign exchange of $0.3 and write-off of bad debts of $1.9.
(b) - Impact of acquisition of Guascor of $62.7 offset by other expired NOL's of $(1.8).
(c) - Impact of foreign exchange.

		Additions
	Beginning	Charges to			Ending
	Balance at	costs and	Charges to		Balance at
Description	01/01/10	expenses	other accounts	Deductions	12/31/2010
Allowance for losses on receivables	$14.4	$0.7	$—	$3.7(a)	$11.4
Valuation allowance for deferred tax asset	11.4	3.5	0.2(b)	—	15.1
Notes:
(a) - Impact of foreign exchange of $0.2 and write-off of bad debts of $3.5.
(b) - Impact of foreign exchange.

		Additions
	Beginning	Charges to	Charges to		Ending
	Balance at	costs and	other		Balance at
Description	01/01/09	expenses	accounts	Deductions	12/31/2009
Allowance for losses on receivables	$11.6	$4.7	$—	$1.9(a)	$14.4
Valuation allowance for deferred tax asset	6.5	3.9	1.0(b)	—	11.4
Notes:
(a) - Impact of foreign exchange of $(0.2) and write-off of bad debts of $2.1.
(b) - Impact of foreign exchange.

S-1