Form 10-Q
period 2012-03-31
Dresser-Rand Group Inc.
filed 2012-05-03
CIK 1316656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, outstanding as of April 26, 2012, was 75,636,622.

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	($ in millions, except per share amounts)
Net sales of products	$494.7	$253.4
Net sales of services	167.1	100.8

Total revenues	661.8	354.2

Cost of products sold	395.2	178.2
Cost of services sold	121.7	75.4

Total cost of sales	516.9	253.6

Gross profit	144.9	100.6
Selling and administrative expenses	88.7	77.0
Research and development expenses	4.5	4.4

Income from operations	51.7	19.2
Interest expense, net	(16.3)	(15.0)
Early redemption premium on debt	—	(8.2)
Other income, net	0.1	3.6

Income (loss) before income taxes	35.5	(0.4)
Provision for income taxes	11.2	1.2

Net income (loss)	24.3	(1.6)
Net (income) loss attributable to noncontrolling interest	(0.7)	2.0

Net income attributable to Dresser-Rand	$23.6	$0.4

Net income per share
Basic	$0.31	$0.01

Diluted	$0.31	$0.00

Weighted-average shares outstanding—(in thousands )
Basic	75,293	79,451

Diluted	76,049	80,249

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Net income (loss)	$24.3	$(1.6)
Other comprehensive income (loss)
Foreign currency translation adjustments	26.4	25.4
Unrealized gain (loss) on derivatives—net of $0.1 and $0.2 tax in 2012 and 2011, respectively	(0.1)	0.4
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs—net of $0.8 and $0.3 tax in 2012 and 2011, respectively	1.3	0.4

Total other comprehensive income	27.6	26.2

Total comprehensive income	51.9	24.6

Comprehensive (income) loss attributable to noncontrolling interest	(0.7)	2.0

Comprehensive income attributable to Dresser-Rand	$51.2	$26.6

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2012	2011
	($ in millions)
Assets
Current assets
Cash and cash equivalents	$123.1	$128.2
Restricted cash	23.5	29.5
Accounts receivable, less allowance for losses of $8.6 and $9.3 at March 31, 2012 and December 31, 2011, respectively	410.2	476.9
Inventories, net	447.7	409.0
Prepaid expenses and other	80.3	67.1
Deferred income taxes, net	41.3	40.3

Total current assets	1,126.1	1,151.0
Property, plant and equipment, net	465.4	459.0
Goodwill	914.1	865.5
Intangible assets, net	523.2	502.2
Deferred income taxes	11.0	11.1
Other assets	67.8	63.9

Total assets	$3,107.6	$3,052.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$573.0	$596.4
Customer advance payments	255.9	272.2
Accrued income taxes payable	21.1	19.4
Current portion of long-term debt	37.4	39.3

Total current liabilities	887.4	927.3
Deferred income taxes	43.8	42.3
Postemployment and other employee benefit liabilities	127.8	135.9
Long-term debt	1,029.7	987.9
Other noncurrent liabilities	87.8	86.3

Total liabilities	2,176.5	2,179.7

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,636,622 and 75,363,784 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	0.8	0.8
Additional paid-in capital	111.5	105.3
Retained earnings	929.1	905.5
Accumulated other comprehensive loss	(111.2)	(138.8)

Total Dresser-Rand stockholders’ equity	930.2	872.8
Noncontrolling interest	0.9	0.2

Total stockholders’ equity	931.1	873.0

Total liabilities and stockholders’ equity	$3,107.6	$3,052.7

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Cash flows from operating activities
Net income (loss)	$24.3	$(1.6)
Adjustments to reconcile net income (loss)to net cash provided by (used in) operating activities:
Depreciation and amortization	20.7	13.8
Deferred income taxes	1.8	0.3
Stock-based compensation	0.6	(0.1)
Excess tax benefits from stock-based compensation	(3.8)	(3.4)
Amortization of debt financing costs	0.9	7.8
Provision for losses on inventory	0.1	0.4
(Gain) loss on sale of property, plant and equipment	(0.1)	0.1
Net loss from equity investments	1.3	—
Working capital and other, net of acquisitions
Accounts receivable	75.2	29.4
Inventories	(32.4)	(14.8)
Accounts payable and accruals	(36.8)	(37.9)
Customer advances	(21.3)	44.4
Other	(20.6)	(42.9)

Net cash provided by (used in) operating activities	9.9	(4.5)

Cash flows from investing activities
Capital expenditures	(10.0)	(5.1)
Proceeds from sales of property, plant and equipment	0.1	—
Acquisitions, net of cash	(48.8)	—
Other investments	(4.0)	(6.3)
Decrease in restricted cash balances	6.9	—

Net cash used in investing activities	(55.8)	(11.4)

Cash flows from financing activities
Proceeds from exercise of stock options	1.6	2.1
Proceeds from borrowings	147.1	535.0
Excess tax benefits from stock-based compensation	3.8	3.4
Repurchase of common stock	—	(355.0)
Payments for debt financing costs	—	(13.2)
Repayments of borrowings	(115.0)	(291.3)

Net cash provided by (used in) financing activities	37.5	(119.0)

Effect of exchange rate changes on cash and cash equivalents	3.3	9.0

Net decrease in cash and cash equivalents	(5.1)	(125.9)
Cash and cash equivalents, beginning of the period	128.2	420.8

Cash and cash equivalents, end of period	$123.1	$294.9

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Stock	Capital	Earnings	Loss	Interest	Equity
	($ in millions)
At December 31, 2011	$0.8	$105.3	$905.5	$(138.8)	$0.2	$873.0
Stock-based compensation	—	6.2	—	—	—	6.2
Net income	—	—	23.6	—	0.7	24.3
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	26.4	—	26.4
Unrealized loss on derivatives, net of $0.1 tax	—	—	—	(0.1)	—	(0.1)
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs—net of $0.8 tax	—	—	—	1.3	—	1.3

At March 31, 2012	$0.8	$111.5	$929.1	$(111.2)	$0.9	$931.1

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Stock	Capital	Earnings	Loss	Interest	Equity
	($ in millions)
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based compensation	—	5.5	—	—	—	5.5
Stock repurchases	—	(347.4)	(7.6)	—	—	(355.0)
Net income (loss)	—	—	0.4	—	(2.0)	(1.6)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	25.4	—	25.4
Unrealized gain on derivatives, net of $0.2 tax	—	—	—	0.4	—	0.4
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs—net of $0.3 tax	—	—	—	0.4	—	0.4

At March 31, 2011	$0.8	$—	$777.6	$(14.0)	$(2.0)	$762.4

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1. Basis of Presentation

Unless the context otherwise indicates, (i) the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; the Consolidated Statements of Income, Comprehensive Income and Cash Flows for the three months ended March 31, 2012, and 2011; and the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In preparing financial statements in accordance with U.S. GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management evaluates its estimates and related assumptions regularly, including those related to fair values, allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, the carrying value and estimated useful lives of long-lived assets, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, stock-based compensation, contract losses, penalties, environmental contingencies, product liability, self-insurance programs and other contingencies (including purchase price contingencies). Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our other filings with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Nonrecurring Fair Value Measurements — Fair value measurements were applied with respect to the Company’s nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of intangible assets, other long-lived assets and other assets acquired and liabilities assumed, including contingent consideration, related to purchased business in a business combination.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Fair Value of Financial Instruments — Financial instruments consist principally of foreign currency derivatives, interest rate swaps, tradable emission allowances and fixed rate long-term debt.

Input levels used for fair value measurements are as follows:

Input
Description	Disclosure	Level	Level 2 Inputs	Level 3 Inputs

Acquired assets and liabilities	Note 3	Level 3	Not applicable	Income approach using projected results and weighted-average cost of capital

Financial derivatives	Note 7	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable

Tradable emission allowances	Note 7	Level 1	Not applicable	Not applicable

Long-term debt (disclosure only)	Note 9	Level 2	Quoted prices in markets that are not active	Not applicable

2. New Accounting Standards

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”). The amendments in ASU 2011-04 generally modify ASC 820 to clarify that the highest and best use concept only applies to nonfinancial assets and provide specific requirements for measuring instruments recorded in shareholders’ equity. In addition, ASU 2011-04 added requirements for (1) measuring the fair value of financial instruments that are managed within a portfolio, (2) applying discounts and premiums in fair value measurements, and (3) disclosing further information about Level 3 fair value measurements, a reporting entity’s use of non-financial assets, and the categorization of items that are not measured at fair value when fair value is required to be disclosed. ASC 820 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements or fair value measurements.

Effective January 1, 2012, the Company adopted FASB ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technology and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. A private company founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory. Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company. The acquisition allows the Company to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement includes the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The estimated fair value of the additional contingent consideration for the Synchrony acquisition of $4.3 at March 31, 2012, is included in other noncurrent liabilities on the consolidated balance sheet. Changes in the fair value from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

On May 4, 2011, the Company acquired all of the issued and outstanding capital stock of Grupo Guascor, S.L. (“Guascor”) pursuant to a Share Purchase Agreement (the “SPA”), at which time Guascor became a 100%-owned indirect subsidiary of the Company. Pursuant to the SPA, the Company paid approximately $283.5, net of cash acquired, assumed $250.5 of debt, and delivered 5,033,172 shares of Company common stock at closing. The total purchase price was approximately $548.4, subject to a cash purchase price adjustment to the extent that net debt (debt minus cash), as defined in the SPA, is different from the net debt at the date of closing, which is being reviewed by the parties and could take several months to finalize through an arbitration process.

Guascor was a privately-held company founded in 1966 and is headquartered in Vitoria-Gasteiz, Spain. Guascor is a supplier of diesel and gas engines and provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Guascor has substantial experience in other complementary activities such as the design, construction and development of energy generation and cogeneration plants and mini-hydroelectric plants, the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farming waste processing.

The purchase prices for Synchrony and Guascor were allocated to their respective net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value estimates. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Accordingly, the purchase price allocations may be revised as additional information becomes available and as additional analyses are performed. Revisions to the purchase price allocation of Guascor have been reflected in the Consolidated Balance Sheet as of December 31, 2011, herein, and these revisions are summarized in the table below.

	As Previously
	Reported at		As Revised at
	December 31,		December 31,
	2011	Revisions	2011
Property, plant and equipment, net	$466.1	$(7.1)	$459.0
Goodwill	$851.3	$14.2	$865.5
Intangible assets, net	$499.0	$3.2	$502.2
Total assets	$3,042.4	$10.3	$3,052.7
Accounts payable and accruals	$595.4	$1.0	$596.4
Accrued income taxes payable	$19.9	$(0.5)	$19.4
Total current liabilities	$926.8	$0.5	$927.3
Deferred income taxes	$44.5	$(2.2)	$42.3
Other noncurrent liabilities	$75.4	$10.9	$86.3
Total liabilities	$2,170.5	$9.2	$2,179.7
Total liabilities and stockholders’ equity	$3,042.4	$10.3	$3,052.7

Any future revisions could have a material impact on the accompanying consolidated financial statements and the Company’s future results of operations and financial position.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Goodwill from each of the acquisitions principally resulted from expected synergies from combining the operations of the acquired businesses and the Company. A portion of the goodwill associated with the Guascor acquisition may be amortized for income tax purposes over a period of not less than five years. Due to the preliminary nature of certain tax planning strategies, the amount of goodwill amortization that may be deductible for income tax purposes associated with the Guascor acquisition has not yet been determined. The amortization of goodwill related to the acquisition of Synchrony is not deductible for income tax purposes.

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2012	2011
Cash and cash equivalents	$0.1	$21.4
Restricted cash	—	36.8
Accounts receivable, net	2.1	78.7
Inventory, net	1.5	43.4
Prepaid expenses	0.2	21.1

Total current assets	3.9	201.4

Property, plant and equipment	2.2	210.4
Amortizable intangible assets	22.9	129.8
Goodwill	23.5	447.6
Other assets	3.3	23.0

Total assets acquired	55.8	1,012.2

Accounts payable and accruals	2.6	137.5
Customer advance payments	—	9.1
Accrued income taxes payable	—	2.4
Current portion of long-term debt	—	98.8
Long-term debt	—	151.7
Other noncurrent liabilities	—	64.3

Total liabilities assumed	2.6	463.8

Purchase price	53.2	548.4
Fair value of contingent consideration (non-cash)	(4.3)	—
Fair value of Dresser-Rand common stock as partial consideration	—	(243.5)
Cash acquired	(0.1)	(21.4)

Cash paid	$48.8	$283.5

Pro forma financial information for the Synchrony acquisition, assuming it occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of both acquisitions have been included in our consolidated financial results from the date of each acquisition. The financial results of both acquisitions have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with an estimate of the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to acquire the number of shares issued in connection with the acquisition, (iv) non-recurring acquisition costs of $5.0 for the three months ended March 31, 2011, directly related to the acquisition of Guascor, and (v) the income tax effect of these items. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

Three Months Ended March 31, 2011:
Total revenues	$449.4
Net income attributable to Dresser-Rand	$1.9
Diluted earnings per share attributable to Dresser-Rand	$0.02

Other Investments

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expires February 28, 2013, and certain broad license rights in certain of the Company’s key industries. The Company will pay Echogen a royalty based on future equipment sales in these markets. Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate. Commercialization is anticipated to begin in 2012. Pursuant to the agreement, the Company made an initial investment of $5.0 in February 2011, plus a $1.3 license fee payment, and made an additional investment of $5.0 plus a $0.7 license fee payment in July 2011. In accordance with the agreement, Echogen has the right, from time to time, to issue capital call notices to the Company up to an additional $10.0 in the aggregate. On January 31, 2012, Echogen made an additional capital call of $4.0, which the Company funded resulting in an aggregate noncontrolling interest of 25.9%. The Company has also made a commitment to contribute an additional $2.0 on July 31, 2012. In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option would not give the Company the ability to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary. The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $11.6 at March 31, 2012.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and the Company’s final contractually obligated investment of $5.0 was made in May 2009. The Company also made additional optional investments totaling $14.0, which resulted in an aggregate noncontrolling interest of 33.0% at December 31, 2011. In February 2012, the Company made an additional funding commitment of $3.0. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option would not give the Company the ability to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $22.0 at March 31, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

4. Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	March 31, 2012			December 31, 2011
			Weighted-
			Average
		Accumulated	Useful		Accumulated
	Cost	Amortization	Lives	Cost	Amortization
Trade names	$118.2	$18.3	39 years	$115.9	$17.5
Customer relationships	332.9	56.3	32 years	320.0	52.6
Non-compete agreement	5.4	2.8	4 years	4.9	2.4
Existing technology	158.1	42.4	23 years	143.5	40.5
Contracts and purchase agreements	16.2	7.9	10 years	17.6	7.3
Software	30.6	22.7	10 years	30.6	21.9
In-process research and development	12.2	—	(a)	11.9	—

Total amortizable intangible assets	$673.6	$150.4		$644.4	$142.2

(a)	In-process research and development will be amortized over 10 years beginning at the time revenues are generated. There has been no amortization recorded for in-process research and development as of March 31, 2012.

Intangible asset amortization expense was $7.4 and $5.2 for the three months ended March 31, 2012 and 2011, respectively.

The Company had no goodwill impairments for the three months ended March 31, 2012, and the year ended December 31, 2011. The following table represents the changes in goodwill in total and by segment (see Note 14):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2011	$439.4	$426.1	$865.5
Acquisitions	23.5	—	23.5
Foreign currency adjustments	14.6	10.5	25.1

Balance, March 31, 2012	$477.5	$436.6	$914.1

5. Inventories, net

Inventories were as follows:

	March 31,	December 31,
	2012	2011
Raw materials	$56.1	$60.0
Finished parts	197.7	187.1
Work-in-process	561.3	531.5

	815.1	778.6
Less: progress payments	(367.4)	(369.6)

Total inventories	$447.7	$409.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet. The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $29.4 and $29.2 at March 31, 2012, and December 31, 2011, respectively.

6. Property, Plant and Equipment

Property, plant and equipment were as follows:

	March 31,	December 31,
	2012	2011
Cost:
Land	$29.0	$28.4
Buildings and improvements	180.1	175.7
Machinery and equipment	483.9	467.5

	693.0	671.6
Less: accumulated depreciation	(227.6)	(212.6)

Property, plant and equipment, net	$465.4	$459.0

Depreciation expense was $13.3 and $8.6 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.0) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss was $1.0 and $0.7 at March 31, 2012, respectively.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes. The Company recognizes derivatives at fair value in prepaid expenses or other accounts payable and accruals, as appropriate, on the consolidated balance sheet. Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other income (expense).

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2012	2011
Foreign currency exchange contracts assets	$7.5	$7.1

Foreign currency exchange contracts liabilities	$8.2	$10.5

The net foreign currency gains recognized in the statement of income for forward currency contracts were $2.7 and $6.4 for the three months ended March 31, 2012 and 2011, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value. Changes in the fair value of this liability are recorded in other income (expense). The fair value of the liability from the shortfall of tradable emission allowances was $1.8 and $3.0 at March 31, 2012, and December 31, 2011, respectively.

8. Income Taxes

We operate in numerous countries and tax jurisdictions around the world and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes and, as a result, we maintain a reserve for any uncertain tax position we believe is not more-likely-than-not sustainable under audit.

Our estimated income tax provision for the three months ended March 31, 2012 and 2011, differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions, certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized. Tax expense for the three months ended March 31, 2011, includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more-likely-than-not that the Company’s position will not be sustained upon examination. The effective tax rate for the three months ended March 31, 2011, is not comparable to the effective tax rate for the three months ended March 31, 2012, because the relatively low amount of pre-tax income exaggerates the impact of normally insignificant items.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

9. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
Senior Secured Credit Facility maturing March 2016	$555.3	$506.0
6 1/2% Senior Subordinated Notes due May 2021	375.0	375.0
Syndicated term loan and working capital line maturing December 2013	16.2	16.8
Other working capital lines maturing through 2014	3.9	4.8
Bank loans maturing through 2015	20.5	25.0
Project financing arrangements maturing through 2016	35.2	41.8
Subsidized loans	10.5	11.1
Other notes payable	50.5	46.7

Total debt	1,067.1	1,027.2
Less: current portion	(37.4)	(39.3)

Total long-term debt	$1,029.7	$987.9

The carrying and fair values of the Company’s 6 1/2% Senior Subordinated Notes were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6 1/2% senior subordinated notes due May 2021	$375.0	$391.9	$375.0	$384.4

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

10. Pension Plans

The components of net pension expense were as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$2.4	$2.0
Interest cost	4.9	5.0
Expected return on plan assets	(5.4)	(5.4)
Amortization of net actuarial loss	1.8	0.6
Amortization of prior service cost	—	0.3

Net pension expense	$3.7	$2.5

During the three months ended March 31, 2012 and 2011, the Company made pension contributions of $11.7 and $22.2, respectively.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

11. Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended March 31,
	2012	2011
Interest cost	$0.2	$0.2
Amortization of net actuarial loss	—	0.2
Amortization of prior service credit	0.3	(0.4)

Net post-retirement benefits expense	$0.5	$—

12. Commitments and Contingencies (€ in millions)

Legal Proceedings

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnity from Ingersoll Rand, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, New York, during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company timely appealed the ALJ’s rulings against the Company to the NLRB in Washington, D.C., and continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The litigation process, including appeals if elected by either party, could reasonably take one to three years and potentially even longer to resolve with finality. Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss at this time. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

United Kingdom (“UK”) Pension Plan

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

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Guascor in May 2011, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.3) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. These proceedings are still pending. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and has engaged in settlement negotiations with MISE.

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

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws. The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.6). However, the Company will appeal the judgment and believes it will prevail on its position that no tax is owed. The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.5).

Brazilian Judicial Reorganization Proceeding

On October 3, 1997, Guascor do Brasil Ltda. (“GdB”), a 100% owned indirect subsidiary of the Company, entered into four Electric Power Supply Agreements with Centrais Elétricas do Pará (“CELPA”), to supply electric power to various locations in the State of Pará, Brazil. On February 28, 2012, CELPA filed a request for a judicial reorganization proceeding, which was granted by the Judge of the 13th Civil Court of the city of Belém on March 5, 2012. CELPA is temporarily on a prepayment arrangement for all electric power provided subsequent to the judicial filing. Unpaid accounts receivable outstanding subject to the judicial reorganization approximated $10.1 which is the Company’s maximum exposure, however, CELPA received a judicial order to pay GdB approximately $2.9 of such outstanding accounts receivable, which can be appealed by other creditors. CELPA has 60 days to file its plan of reorganization from the date the judicial reorganization request was granted.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

GdB has requested to be treated as an essential supplier subject to preferential treatment in the plan, however the Company is currently an unsecured creditor. The Company does not have access to the financial statements of CELPA to assess CELPA’s financial position. The ultimate payment of the amounts receivable will depend on (1) the terms set forth in the judicial reorganization plan (including whether GdB will be treated as an essential supplier) which will be approved at a creditors’ general meeting and (2) on CELPA’s compliance with the judicial reorganization plan. Under the judicial reorganization plan, CELPA may establish a differentiated payment to the essential creditors, subject to approval at the creditors’ general meeting and judicial ratification. As such, the amount of the receivable that may ultimately be uncollectible is not currently estimable and no reserve has been provided for against this receivable.

13. Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$25.6	$28.2
Provision for warranties issued during period	5.0	2.3
Adjustments to warranties issued in prior periods	(1.2)	(2.3)
Payments during the period	(3.9)	(3.8)
Foreign currency adjustments	0.3	0.6

Ending balance	$25.8	$25.0

Generally, reductions to warranties issued in prior periods represent the lapsing of warranties for which accruals were made based on historical experience, and for which the expected cost was not realized.

14. Segment Information:

The Company has two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Segment results for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
Revenues
New units	$367.7	$144.9
Aftermarket parts and services	294.1	209.3

Total revenues	$661.8	$354.2

Income from operations
New units	$20.2	$13.5
Aftermarket parts and services	53.3	28.9
Unallocable	(21.8)	(23.2)

Total income from operations	$51.7	$19.2

Depreciation and amortization
New units	$12.6	$5.5
Aftermarket parts and services	8.1	8.3

Total depreciation and amortization	$20.7	$13.8

Total assets (including goodwill)
New units	$722.3	$333.9
Aftermarket parts and services	1,047.5	751.7
Unallocable	1,337.8	1,143.1

Total assets	$3,107.6	$2,228.7

15. Incentive Stock-Based Compensation Plans

During the three months ended March 31, 2012, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved grants of options and stock appreciation rights for 174,201 shares of common stock and grants of 275,188 shares of time-vested restricted stock units to employees and consultants under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (the “2008 Plan”). Also during the three months ended March 31, 2012, the Compensation Committee approved the issuance of Performance Restricted Stock Units (“PRSUs”) with a target grant amount of 66,707 restricted stock units.

As permitted by the provisions of its Annual Incentive Plan, the Company has elected to issue restricted stock units under the 2008 Plan in lieu of paying the 2011 incentive in cash. The number of restricted stock units issued in March 2012 totaled 306,015 and such units vest in accordance with grant terms and conditions, 12 months from the date of issuance. Expense associated with the incentive accruing up to the date of grant has been reflected as operating (or compensation) expense, while expense accruing after the date of issuance of restricted stock units is being reflected as stock compensation expense. Total stock compensation expense associated with these restricted stock units was $0.7 for the three months ended March 31, 2012.

The Company also grants shares of restricted stock to non-employee Directors. The 15,281 shares granted to non-employee Directors during the three months ended March 31, 2012, vest after a one year period.

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

Our products and services are widely used in oil and gas applications that include gas gathering, gas compression and export, gas lift and high pressure re-injection; carbon dioxide re-injection, enhanced oil recovery, main refrigeration compression and other duties for liquefied natural gas (“LNG”) plants; gas transmission and storage as well as gas processing; a variety of refinery services; ammonia and methanol synthesis gas; ethylene and other petrochemical services and chemical plant services. We are also a supplier of diesel and gas engines that provide customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies.

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve and use renewable energy sources, reduce carbon footprint, and recover energy and/or increase energy efficiency. These products include, among others, hot gas turbo-expanders for energy recovery in refineries; co- and tri-generation combined heat and power packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on- and off-shore sites. We also have substantial experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farming waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used in compressed air energy storage applications for utility sized power generation projects that are environmentally-friendly and provides unique grid management features. The typical CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway and India.

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 76 sales offices, 45 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations).

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise and a culture of safety and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their high speed rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach based on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by another manufacturer.

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage and transmission infrastructure; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation. With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the existing installed base;

•	Expanding aftermarket parts and services business to non-Company original equipment manufacturers’ equipment;

•	Growing alliances;

•	Expanding our performance-based long-term service contracts;

•	Introducing new and innovative products and technologies;

•	Continuing to improve profitability;

•	Selectively pursuing acquisitions; and

•	Developing local execution capability with strategic arrangements in the Kingdom of Saudi Arabia, Brazil, Angola and South Korea.

Segment information

We design, manufacture and market highly engineered rotating equipment and provide services to the worldwide oil, gas, petrochemical, power generation and industrial process industries. We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

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

Results of Operations

Three months ended March 31, 2012, compared to the three months ended March 31, 2011:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2012		March 31, 2011		2011 to 2012	% Change
Consolidated Statement of Operations Data:
Revenues	$661.8	100.0	$354.2	100.0%	$307.6	86.8%
Cost of sales	516.9	78.1	253.6	71.6	263.3	103.8%

Gross profit	144.9	21.9	100.6	28.4	44.3	44.0%
Selling and administrative expenses	88.7	13.4	77.0	21.7	11.7	15.2%
Research and development expenses	4.5	0.7	4.4	1.2	0.1	2.3%

Income from operations	51.7	7.8	19.2	5.5	32.5	169.3%
Interest expense, net	(16.3)	(2.5)	(15.0)	(4.2)	(1.3)	8.7%
Early redemption premium on debt	—	—	(8.2)	(2.3)	8.2	NM
Other income, net	0.1	0.0	3.6	0.9	(3.5)	(97.2%)

Income (loss) before income taxes	35.5	5.3	(0.4)	(0.1)	35.9	NM
Provision for income taxes	11.2	1.7	1.2	(0.3)	10.0	NM

Net income (loss)	24.3	3.6	(1.6)	(0.4)	25.9	NM
Net (income) loss attributable to noncontrolling interest	(0.7)	(0.1)	2.0	0.5	(2.7)	(135.0%)

Net income attributable to Dresser—Rand	$23.6	3.5%	$0.4	0.1%	$23.2	NM

Bookings	$827.0		$522.3		$304.7	58.3%

Backlog—ending	$2,746.8		$2,151.7		$595.1	27.7%

NM Not meaningful.

Revenues. Revenues were $661.8 for the three months ended March 31, 2012, compared to $354.2 for the three months ended March 31, 2011, an increase of $307.6 or 86.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes were higher during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. In the three months ended March 31, 2011, the Company experienced lower volumes because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments. Additionally, Guascor, which we did not own in the three months ended March 31, 2011, contributed approximately $91.2 of revenues in the three months ended March 31, 2012.

Cost of sales. Cost of sales was $516.9 for the three months ended March 31, 2012, compared to $253.6 for the three months ended March 31, 2011. As a percentage of revenues, cost of sales was 78.1% for the three months ended March 31, 2012, which compared to 71.6% for the three months ended March 31, 2011. The increase in cost of sales as a percentage of revenues was caused, in part, by a shift in mix from our higher margin aftermarket parts and services segment to our lower margin new units segment. In addition, we experienced a less favorable mix within our aftermarket parts and services segment associated with our acquisition of Guascor, which has a higher mix of services revenues versus parts revenues. Higher costs of sales as a percentage of revenues were also experienced in our new units segment because the three months ended March 31, 2011, included some higher margin projects leading to a less favorable mix of new unit projects for the three months ended March 31, 2012.

Gross profit. Gross profit was $144.9 for the three months ended March 31, 2012, compared to $100.6 for the three months ended March 31, 2011. As a percentage of revenues, gross profit was 21.9% for the three months ended March 31, 2012, compared to 28.4% for the three months ended March 31, 2011. We experienced lower gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $88.7 for the three months ended March 31, 2012, compared to $77.0 for the three months ended March 31, 2011. Selling and administrative expenses for the three months ended March 31, 2011, included approximately $5.0 in due diligence costs associated with the acquisition of Guascor. As a percentage of revenues, selling and administrative expenses decreased to 13.4% from 21.7% as a result of these due diligence costs incurred in the three months ended March 31, 2011, as well as operating leverage on higher volumes in the three months ended March 31, 2012.

Research and development expenses. Research and development expenses for the three months ended March 31, 2012, were $4.5, which is comparable to $4.4 for the three months ended March 31, 2011. We have continued to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG and steam turbines. The recent acquisition of Synchrony provides immediate synergy through product design integration for DATUM®, ICS and subsea compression.

Income from operations. Income from operations was $51.7 for the three months ended March 31, 2012, compared to $19.2 for the three months ended March 31, 2011, an increase of $32.5. As a percentage of revenues, income from operations for the three months ended March 31, 2012, was 7.8%, compared to 5.5% for the three months ended March 31, 2011. The increase in income from operations and income from operations as a percentage of revenues is a result of the factors discussed above.

Interest expense, net. Interest expense, net was $16.3 for the three months ended March 31, 2012, compared to $15.0 for the three months ended March 31, 2011. The increase in interest expense, net for the three months ended March 31, 2012, is principally attributable to incremental borrowings incurred in connection with accelerated stock acquisition programs and the acquisitions of Synchrony in 2012 and Guascor in 2011, as well as the assumption of approximately $250.5 of debt with the acquisition of Guascor. Interest expense, net for the three months ended March 31, 2011, includes $7.2 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% senior subordinated notes.

Early redemption premium on debt. For the three months ended March 31, 2011, we incurred a prepayment premium of $8.2 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% senior subordinated notes.

Other income, net. Other income, net was $0.1 for the three months ended March 31, 2012, compared to $3.6 for the three months ended March 31, 2011. Other income, net consists principally of net currency gains and losses and losses on tradable emission allowances.

Provision for income taxes. Provision for income taxes was $11.2 for the three months ended March 31, 2012, and $1.2 for the three months ended March 31, 2011. Our estimated income tax provision for the three months ended March 31, 2012 and 2011 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions, certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized. Tax expense for the three months ended March 31, 2011, includes approximately $1.0 associated with an uncertain tax position in one of our foreign subsidiaries as it is more-likely-than-not that the Company’s position will not be sustained upon examination through any appeals or litigation processes. The effective tax rate for the three months ended March 31, 2011, is not comparable to the effective tax rate for the three months ended March 31, 2012, because the relatively low amount of pre-tax income exaggerates the impact of normally insignificant items.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the three months ended March 31, 2012, were $827.0 compared to $522.3 for the three months ended March 31, 2011, an increase of $304.7 or 58.3%, principally as a result of the timing of some very large orders. Backlog was $2,746.8 at March 31, 2012, compared to $2,151.7 at March 31, 2011. Additionally, bookings and backlog increased approximately 15.8% and 1.4%, respectively, as a result of the acquisition of Guascor.

Segment Analysis — three months ended March 31, 2012, compared to three months ended March 31, 2011:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2012		March 31, 2011		2011 to 2012	% Change
Revenues
New units	$367.7	55.6%	$144.9	40.9%	$222.8	153.8%
Aftermarket parts and services	294.1	44.4%	209.3	59.1%	84.8	40.5%

Total revenues	$661.8	100.0%	$354.2	100.0%	$307.6	86.8%

Gross profit
New units	$46.9		$31.6		$15.3	48.4%
Aftermarket parts and services	98.0		69.0		29.0	42.0%

Total gross profit	$144.9		$100.6		$44.3	44.0%

Income from operations
New units	$20.2		$13.5		$6.7	49.6%
Aftermarket parts and services	53.3		28.9		24.4	84.4%
Unallocated	(21.8)		(23.2)		1.4	-6.0%

Total income from operations	$51.7		$19.2		$32.5	169.3%

Bookings
New units	$442.2		$259.5		$182.7	70.4%
Aftermarket parts and services	384.8		262.8		122.0	46.4%

Total bookings	$827.0		$522.3		$304.7	58.3%

Backlog—ending
New units	$2,174.3		$1,747.7		$426.6	24.4%
Aftermarket parts and services	572.5		404.0		168.5	41.7%

Total backlog	$2,746.8		$2,151.7		$595.1	27.7%

New Units

Revenues. Revenues for this segment were $367.7 for the three months ended March 31, 2012, compared to $144.9 for the three months ended March 31, 2011, an increase of $222.8 or 153.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes were higher during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. In the three months ended March 31, 2011, the Company experienced lower volume because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments. Additionally, Guascor contributed approximately $21.1 of revenues in the three months ended March 31, 2012.

Gross profit. Gross profit was $46.9 for the three months ended March 31, 2012, compared to $31.6 for the three months ended March 31, 2011. Gross profit, as a percentage of segment revenues, was 12.8% for the three months ended March 31, 2012, compared to 21.8% for the three months ended March 31, 2011. We experienced decreased gross profit as a percentage of sales in our new units segment because the three months ended March 31, 2011, included some higher margin projects leading to a less favorable mix of new unit projects for the three months ended March 31, 2012.

Income from operations. Income from operations was $20.2 for the three months ended March 31, 2012, compared to $13.5 for the three months ended March 31, 2011. As a percentage of segment revenues, income from operations was 5.5% for the three months ended March 31, 2012, compared to 9.3% for the three months ended March 31, 2011. Income from operations as a percentage of revenues decreased compared to the prior year principally as a result of the factors discussed above and an increase in the allocation of fixed costs as a result of the shift in segment mix.

Bookings and backlog. New units bookings for the three months ended March 31, 2012, were $442.2 compared to $259.5 for the three months ended March 31, 2011. The increase in new units bookings is principally the result of the timing of some very large orders. Bookings and backlog increased approximately 5.1% and 1.3%, respectively, as a result of the acquisition of Guascor. Backlog was $2,174.3 at March 31, 2012, compared to $1,747.7 at March 31, 2011.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $294.1 for the three months ended March 31, 2012, compared to $209.3 for the three months ended March 31, 2011, an increase of $84.8 or 40.5%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The increase in revenues is due principally to the acquisition of Guascor, which contributed approximately $70.1 of revenues in the three months ended March 31, 2012.

Gross profit. Gross profit was $98.0 for the three months ended March 31, 2012, compared to $69.0 for the three months ended March 31, 2011. Gross profit, as a percentage of segment revenues, was 33.3% for the three months ended March 31, 2012, which is comparable to 33.0% for the three months ended March 31, 2011.

Income from operations. Income from operations was $53.3 for the three months ended March 31, 2012, compared to $28.9 for the three months ended March 31, 2011. As a percentage of segment revenues, income from operations increased to 18.1% for the three months ended March 31, 2012, from 13.8% for the three months ended March 31, 2011. The change in income from operations as a percentage of segment revenues resulted principally from operating leverage on higher volumes and a decrease in the allocation of fixed costs as a result of the shift in segment mix.

Bookings and backlog. Bookings for the three months ended March 31, 2012, were $384.8, compared to $262.8 for the three months ended March 31, 2011. Bookings and backlog increased approximately 26.3% and 1.6%, respectively, as a result of the acquisition of Guascor. Backlog was $572.5 as of March 31, 2012, compared to $404.0 at March 31, 2011.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2012, we had cash and cash equivalents of $123.1 and the ability to borrow $233.1 under the $700.0 revolving portion of our Senior Secured Credit Facility, as $219.7 was used for outstanding letters of credit and $247.2 of borrowings was outstanding. In addition to these letters of credit, $138.8 of letters of credit and bank guarantees were outstanding at March 31, 2012, which were issued by banks offering uncommitted lines of credit. At March 31, 2012, we were in compliance with our debt covenants.

As of March 31, 2012, approximately $122.2 of our cash was held outside of the U.S. Except for approximately $3.0 of cash in Venezuela, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of March 31, 2012, approximately $64.8 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. We have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash provided by operating activities for the three months ended March 31, 2012, was $9.9 compared to net cash used in operating activities of $4.5 for the three months ended March 31, 2011. Net income increased to $24.3 for the three months ended March 31, 2012, from a net loss of $1.6 for the three months ended March 31, 2011, which resulted in a favorable impact on cash flows from operations. From December 31, 2011, to March 31, 2012, our investment in net working capital increased by approximately $15.3 compared to a decrease of $21.1 for the three months ended March 31, 2011. Accounts receivable decreased for the three months ended March 31, 2012, as a result of cyclically lower first quarter volume and timely cash collections from clients. Inventories increased for the three months ended March 31, 2012, associated with the higher backlog. Prepaid expenses increased as a result of legally required tax payments in certain foreign jurisdictions, the windfall tax benefit associated with stock-based compensation and increases in value-added and similar tax receivables. Lower customer advances and progress payments as well as lower accounts payable and accruals for the three months ended March 31, 2012, were principally the result of the timing of receipts and payments. We made $11.7 of pension contributions in the three months ended March 31, 2012, compared to $22.2 in the three months ended March 31, 2011, in accordance with our funding policy.

Net cash used in investing activities was $55.8 for the three months ended March 31, 2012, compared to $11.4 for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012, includes capital expenditures of $10.0, compared to $5.1 for the same period in 2011. Cash used in investing activities for the three months ended March 31, 2012, includes $48.8 related to the acquisition of Synchrony discussed more fully in Note 3, Acquisitions and Other Investments to the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited) and $4.0 related to an additional capital investment in the noncontrolling interest of Echogen Power Systems, LLC (“Echogen”). Cash used in investing activities for the three months ended March 31, 2011, includes $5.0 related to the initial noncontrolling interest acquired in Echogen.

Net cash provided by financing activities was $37.5 for the three months ended March 31, 2012, compared to net cash used in financing activities of $119.0 for the three months ended March 31, 2011. During the three months ended March 31, 2011, we repurchased $355.0 of common stock in connection with stock acquisition plans that are more fully described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company also terminated its existing credit facility, entered into a new senior secured credit facility (including a $700.0 revolving credit facility and a $400.0 term loan facility), executed a cash tender offer to purchase $370.0 of its then-outstanding 7 3/8% senior subordinated notes and issued $375.0 of 6 1/2% Senior Subordinated Notes. These transactions are more fully described in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Company is required to maintain sinking funds associated with certain of the borrowings assumed in the acquisition of Guascor, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $21.7 at March 31, 2012, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of March 31, 2012. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

New Accounting Standards

The Company has adopted certain new accounting standards which are described in Note 2, New Accounting Standards to the consolidated financial statements (unaudited), none of which have had a material effect on the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “appears,” “outlook” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our ability to implement our business strategy to increase our aftermarket parts and services revenue;

•	delivery delays by certain third-party suppliers of large equipment;

•	our ability to implement potential tax strategies;

•	our ability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions, or achieve the expected benefits from acquisitions;

•	economic, political and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and responses to concerns regarding climate change;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our brand name may be confused with others;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-Q and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency gains were $1.1 and $3.6 for the three months ended March 31, 2012 and 2011, respectively.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap agreement is described further in Note 7, Financial Instruments to the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosures required in Item 1 are included in Note 12, Commitments and Contingencies — Legal Proceedings, in the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2012	—		$—	—	$—
February 2012	116,422	(a)	$52.65	—	$—
March 2012	—		$—	—	$—

Total	116,422			—	$—

(a)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.'s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

10.1&	Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

10.2&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

10.3&	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

10.4&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

10.5&	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

10.6&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (2011 Annual Incentive Plan Awards) (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 13, 2012, File No. 001-32586).

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(101)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

&	Executive Compensation Plans and Arrangements.
()	Filed or furnished herewith.
(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: May 3, 2012	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer