Form 10-Q
period 2012-06-30
Dresser-Rand Group Inc.
filed 2012-08-02
CIK 1316656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, outstanding as of July 27, 2012, was 75,665,928.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)
Net sales of products	$427.4	$424.9	$922.1	$678.3
Net sales of services	208.4	164.0	375.5	264.8

Total revenues	635.8	588.9	1,297.6	943.1

Cost of products sold	314.5	321.3	709.7	499.5
Cost of services sold	153.5	121.6	275.2	197.0

Total cost of sales	468.0	442.9	984.9	696.5

Gross profit	167.8	146.0	312.7	246.6
Selling and administrative expenses	88.5	99.6	177.2	176.6
Research and development expenses	6.7	7.7	11.2	12.1

Income from operations	72.6	38.7	124.3	57.9
Interest expense, net	(15.9)	(16.0)	(32.2)	(31.0)
Early redemption premium on debt	—	(1.9)	—	(10.1)
Other (expense) income, net	(0.5)	(1.8)	(0.4)	1.8

Income before income taxes	56.2	19.0	91.7	18.6
Provision for income taxes	21.2	7.3	32.4	8.5

Net income	35.0	11.7	59.3	10.1
Net (income) loss attributable to noncontrolling interest	(1.0)	(0.5)	(1.7)	1.5

Net income attributable to Dresser-Rand	$34.0	$11.2	$57.6	$11.6

Net income attributable to Dresser-Rand per share
Basic	$0.45	$0.14	$0.76	$0.15

Diluted	$0.45	$0.14	$0.76	$0.15

Weighted-average shares outstanding-(in thousands )
Basic	75,528	77,825	75,411	78,634

Diluted	76,100	78,570	76,078	79,404

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Net income	$35.0	$11.7	$59.3	$10.1
Other comprehensive income (loss)
Foreign currency translation adjustments	(46.5)	7.3	(20.1)	32.7
Unrealized (loss) gain on derivatives-net of tax of $0.1 and $0.2 for the three months ended June 30, 2012 and 2011, respectively, and $0.04 and $0.1 for the six months ended June 30, 2012 and 2011, respectively	—	(0.2)	(0.1)	0.2
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs-net of tax of $0.8 and $0.3 for the three months ended June 30, 2012 and 2011, respectively, and $1.7 and $0.5 for the six months ended June 30, 2012 and 2011, respectively	1.5	0.5	2.8	0.9

Total other comprehensive (loss) income	(45.0)	7.6	(17.4)	33.8

Total comprehensive (loss) income	(10.0)	19.3	41.9	43.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.7)	(0.4)	(1.4)	1.6

Comprehensive (loss) income attributable to Dresser-Rand	$(10.7)	$18.9	$40.5	$45.5

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2012	December 31, 2011
	($ in millions)
Assets
Current assets
Cash and cash equivalents	$134.8	$128.2
Restricted cash	26.8	29.5
Accounts receivable, less allowance for losses of $7.7 at 2012 and $9.3 at 2011	408.9	477.5
Inventories, net	472.5	407.7
Prepaid expenses and other	76.1	67.1
Deferred income taxes, net	43.3	40.3

Total current assets	1,162.4	1,150.3
Property, plant and equipment, net	445.1	456.0
Goodwill	880.0	869.8
Intangible assets, net	512.3	508.0
Deferred income taxes	18.0	11.1
Other assets	70.2	68.5

Total assets	$3,088.0	$3,063.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$511.3	$600.7
Customer advance payments	261.3	272.2
Accrued income taxes payable	17.4	20.1
Current portion of long-term debt	48.3	39.3

Total current liabilities	838.3	932.3
Deferred income taxes	50.5	45.2
Postemployment and other employee benefit liabilities	124.7	135.9
Long-term debt	1,058.9	990.4
Other noncurrent liabilities	84.9	86.9

Total liabilities	2,157.3	2,190.7

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,647,348 and 75,363,784 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	0.8	0.8
Additional paid-in capital	121.1	105.3
Retained earnings	963.1	905.5
Accumulated other comprehensive loss	(155.9)	(138.8)

Total Dresser-Rand stockholders’ equity	929.1	872.8
Noncontrolling interest	1.6	0.2

Total stockholders’ equity	930.7	873.0

Total liabilities and stockholders’ equity	$3,088.0	$3,063.7

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	($ in millions)
Cash flows from operating activities
Net income	$59.3	$10.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42.8	36.2
Deferred income taxes	3.8	1.9
Stock-based compensation	10.2	4.9
Excess tax benefits from stock-based compensation	(3.8)	(3.6)
Amortization of debt financing costs	1.9	9.9
Provision for losses on inventory	0.5	0.4
Loss on sale of property, plant and equipment	0.3	0.2
Net loss (income) from equity investments	1.5	(0.4)
Working capital and other, net of acquisitions
Accounts receivable	67.3	32.8
Inventories	(67.1)	(35.8)
Accounts payable and accruals	(87.5)	(47.9)
Customer advances	(9.9)	14.2
Other	(20.8)	(43.3)

Net cash used in operating activities	(1.5)	(20.4)

Cash flows from investing activities
Capital expenditures	(25.4)	(23.0)
Proceeds from sales of property, plant and equipment	0.8	0.2
Acquisitions, net of cash acquired	(48.8)	(283.5)
Other investments	(6.2)	(5.0)
Decrease in restricted cash balances	2.3	3.3

Net cash used in investing activities	(77.3)	(308.0)

Cash flows from financing activities
Proceeds from exercise of stock options	2.0	2.8
Proceeds from borrowings	253.2	1,078.7
Excess tax benefits from stock-based compensation	3.8	3.6
Repurchase of common stock	—	(355.0)
Payments for debt financing costs	—	(16.4)
Repayments of borrowings	(170.1)	(715.1)

Net cash provided by (used in) financing activities	88.9	(1.4)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	14.8

Net increase (decrease) in cash and cash equivalents	6.6	(315.0)
Cash and cash equivalents, beginning of the period	128.2	420.8

Cash and cash equivalents, end of period	$134.8	$105.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	($ in millions)
At December 31, 2011	$0.8	$105.3	$905.5	$(138.8)	$0.2	$873.0
Stock-based compensation	—	15.8	—	—	—	15.8
Net income	—	—	57.6	—	1.7	59.3
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(19.8)	(0.3)	(20.1)
Unrealized loss on derivatives, net of tax of $0.04	—	—	—	(0.1)	—	(0.1)
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs-net of tax of $1.7	—	—	—	2.8	—	2.8

At June 30, 2012	$0.8	$121.1	$963.1	$(155.9)	$1.6	$930.7

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Stock	Capital	Earnings	Loss	Interest	Equity
	($ in millions)
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based compensation	—	11.2	—	—	—	11.2
Stock repurchases	—	(355.0)	—	—	—	(355.0)
Stock issued for acquisition	—	243.5	—	—	—	243.5
Net income	—	—	11.6	—	(1.5)	10.1
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	32.8	(0.1)	32.7
Unrealized gain on derivatives, net of tax of $0.1	—	—	—	0.2	—	0.2
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs-net of tax of $0.5	—	—	—	0.9	—	0.9

At June 30, 2011	$0.8	$241.6	$796.4	$(6.3)	$(1.6)	$1,030.9

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1. Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011; the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012, and 2011; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our other filings with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Recurring Fair Value Measurements — Fair values of the Company’s cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and customer advance payments approximate their carrying values due to the short-term nature of these instruments. The Company’s financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Nonrecurring Fair Value Measurements — Fair value measurements were applied with respect to the Company’s nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of intangible assets, other long-lived assets and other assets acquired and liabilities assumed, including contingent consideration, related to purchased businesses in business combinations.

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

Effective January 1, 2012, the Company adopted FASB ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The Company performs its impairment test annually as of August 31. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Effective January 1, 2012, the Company adopted FASB ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). The amendments in ASU 2011-12 supersede certain pending paragraphs in FASB ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments are temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. ASU 2011-12 amendments are effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In July 2012 the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments in ASU 2012-02 also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory. Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company. The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement includes the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance.

The estimated fair value of the additional contingent consideration for the Synchrony acquisition of $4.3 at June 30, 2012, is included in other noncurrent liabilities on the consolidated balance sheet. Changes in the fair value from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

On May 4, 2011, the Company acquired all of the issued and outstanding capital stock of Grupo Guascor, S.L. (“Guascor”) pursuant to a Share Purchase Agreement (the “SPA”), at which time Guascor became a 100%-owned subsidiary of the Company. Guascor is a supplier of diesel and gas engines and provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Pursuant to the SPA, the Company paid approximately $283.5, net of cash acquired, assumed $253.4 of debt, and delivered 5,033,172 shares of Company common stock at closing. The total purchase price was approximately $543.2, subject to a further cash purchase price adjustment to the extent that net debt (debt minus cash), as defined in the SPA, is different from the net debt at the date of closing, which is being reviewed by the parties and could take several months and potentially years to finalize.

The purchase prices for Synchrony and Guascor were allocated to their respective net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value estimates. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Accordingly, the purchase price allocation for Synchrony may be revised as additional information becomes available and as additional analyses are performed. Revisions to the purchase price allocation of Guascor through the end of the measurement period have been reflected in the Consolidated Balance Sheet as of December 31, 2011, herein, and these revisions are summarized in the table below. These revisions were not material to the Consolidated Statements of Income for the three and six months ended June 30, 2011.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

	As Previously Reported at December 31, 2011	Revisions	As Revised at December 31, 2011
Accounts receivable, net	$476.9	$0.6	$477.5
Inventories, net	409.0	(1.3)	407.7
Total current assets	1,151.0	(0.7)	1,150.3
Property, plant and equipment, net	466.1	(10.1)	456.0
Goodwill	851.3	18.5	869.8
Intangible assets, net	499.0	9.0	508.0
Other assets	63.9	4.6	68.5
Total assets	3,042.4	21.3	3,063.7
Accounts payable and accruals	595.4	5.3	600.7
Accrued income taxes payable	19.9	0.2	20.1
Total current liabilities	926.8	5.5	932.3
Deferred income taxes	44.5	0.7	45.2
Long-term debt	987.9	2.5	990.4
Other noncurrent liabilities	75.4	11.5	86.9
Total liabilities	2,170.5	20.2	2,190.7
Total liabilities and stockholders’ equity	3,042.4	21.3	3,063.7

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The acquisition prices of Synchrony and Guascor were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2012	2011
Cash and cash equivalents	$0.1	$21.7
Restricted cash	—	36.6
Accounts receivable, net	2.1	79.3
Inventory, net	1.5	41.9
Prepaid expenses	0.1	21.1

Total current assets	3.8	200.6

Property, plant and equipment	2.2	206.9
Amortizable intangible assets	22.9	136.5
Goodwill	23.6	452.7
Other assets	3.3	21.4

Total assets acquired	55.8	1,018.1

Accounts payable and accruals	2.6	141.7
Customer advance payments	—	9.0
Accrued income taxes payable	—	3.1
Current portion of long-term debt	—	98.8
Long-term debt	—	154.6
Other noncurrent liabilities	—	67.7

Total liabilities assumed	2.6	474.9

Purchase price	53.2	543.2
Fair value of contingent consideration (non-cash)	(4.3)	5.5
Fair value of Dresser-Rand common stock as partial consideration	—	(243.5)
Cash acquired	(0.1)	(21.7)

Cash paid	$48.8	$283.5

Pro forma financial information for the Synchrony acquisition, assuming it occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The financial results of the acquired companies have been included in our consolidated financial results from the date of each acquisition and have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with an estimate of the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to acquire the number of shares issued in connection with the acquisition, (iv) non-recurring acquisition costs of $7.9 and $13.0 for the three and six months ended June 30, 2011, respectively, directly related to the acquisition of Guascor, and (v) the income tax effect of these items. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Total revenues	$621.6	$1,071.0
Net income attributable to Dresser-Rand	$11.5	$12.6
Diluted earnings per share attributable to Dresser-Rand	$0.15	$0.16

Other Investments

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expires February 28, 2013, and certain broad license rights in certain of the Company’s key markets. The Company will pay Echogen a royalty based on future equipment sales in these markets. Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate. As of June 30, 2012, the Company had invested a total of $16.0 for a 30.6% noncontrolling interest in Echogen and had made further commitments to fund $7.0 through February 2013, of which $2.0 was paid in July 2012. In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary. The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $13.0 at June 30, 2012.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through October 28, 2012. Since entering into the agreement, the Company has made additional investments totaling $24.0, which have resulted in an aggregate noncontrolling interest of 33.0% at June 30, 2012. In July 2012, the Company made an additional contribution of $3.0. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $22.5 at June 30, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

4. Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	June 30, 2012			December 31, 2011
			Weighted-
			Average
		Accumulated	Useful		Accumulated
	Cost	Amortization	Lives	Cost	Amortization
Trade names	$116.9	$19.1	39 years	$117.5	$17.5
Customer relationships	328.3	58.7	32 years	322.9	52.6
Non-compete agreement	5.3	3.1	4 years	4.9	2.4
Existing technology	157.5	44.2	23 years	143.5	40.5
Contracts and purchase agreements	18.1	7.5	11 years	18.9	7.3
Software	30.6	23.4	10 years	30.6	21.9
In-process research and development	11.6	—	(a)	11.9	—

Total amortizable intangible assets	$668.3	$156.0		$650.2	$142.2

a)	In-process research and development will be amortized over 10 years beginning at the time revenues are generated. There has been no amortization recorded for in-process research and development as of June 30, 2012.

Intangible asset amortization expense was $7.2 and $14.6 for the three and six months ended June 30, 2012, respectively, and $10.9 and $16.1 for the three and six months ended June 30, 2011, respectively.

The Company had no goodwill impairments for the six months ended June 30, 2012, and the year ended December 31, 2011. The following table represents the changes in goodwill in total and by segment (see Note 14):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2011	$442.6	$427.2	$869.8
Acquisitions	23.6	—	23.6
Foreign currency adjustments	(8.1)	(5.3)	(13.4)

Balance, June 30, 2012	$458.1	$421.9	$880.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

5. Inventories, net

Inventories were as follows:

	June 30,	December 31,
	2012	2011
Raw materials	$59.5	$60.0
Finished parts	202.1	187.1
Work-in-process	568.2	530.2

	829.8	777.3
Less: progress payments	(357.3)	(369.6)

Total inventories	$472.5	$407.7

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet. The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $29.3 and $30.5 at June 30, 2012, and December 31, 2011, respectively.

6. Property, Plant and Equipment

Property, plant and equipment were as follows:

	June 30,	December 31,
	2012	2011
Cost:
Land	$30.2	$28.4
Buildings and improvements	185.1	179.4
Machinery and equipment	466.2	460.8

	681.5	668.6
Less: accumulated depreciation	(236.4)	(212.6)

Property, plant and equipment, net	$445.1	$456.0

Depreciation expense was $14.9 and $28.2 for the three and six months ended June 30, 2012, respectively, and $11.5 and $20.1 for the three and six months ended June 30, 2011, respectively.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $22.8) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap and the related unrealized loss were $1.1 and $0.7 at June 30, 2012, respectively.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes. The Company recognizes derivatives at fair value in prepaid expenses and other accounts payable and accruals, as appropriate, on the consolidated balance sheet. Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other (expense) income.

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	June 30,	December 31,
	2012	2011
Foreign currency exchange contracts assets	$13.5	$7.1

Foreign currency exchange contracts liabilities	$9.9	$10.5

The net foreign currency gains recognized for forward currency contracts were $4.3 and $7.1 for the three and six months ended June 30, 2012, respectively, compared to $0.1 and $6.5 for the three and six months ended June 30, 2011, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value. Changes in the fair value of this liability are recorded in other (expense) income. The fair value of the liability from the shortfall of tradable emission allowances was $1.1 and $3.0 at June 30, 2012, and December 31, 2011, respectively.

8. Income taxes

We operate in numerous countries and tax jurisdictions around the world and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes and, as a result, we maintain a reserve for any uncertain tax position we believe is not more-likely-than-not sustainable under audit.

Our estimated income tax provision for the three and six months ended June 30, 2012 and 2011 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions, certain exemptions and credits allowable for income tax purposes, which were more than offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized. The effective tax rate for the six months ended June 30, 2011, is not comparable to the effective tax rate for the six months ended June 30, 2012, because the relatively low amount of pre-tax income exaggerates the impact of normally insignificant items.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Approximately $74.7 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

9. Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
Senior Secured Credit Facility maturing March 2016	$589.7	$506.0
6 1/2% Senior Subordinated Notes due May 2021	375.0	375.0
Syndicated term loan and working capital line maturing December 2013	15.4	16.8
Other working capital lines maturing through 2014	3.4	4.8
Bank loans maturing through 2015	15.2	25.0
Project financing arrangements maturing through 2016	31.0	41.8
Subsidized loans	9.5	11.1
Other notes payable	68.0	49.2

Total debt	1,107.2	1,029.7
Less: current portion	(48.3)	(39.3)

Total long-term debt	$1,058.9	$990.4

On June 21, 2012, we entered into a Second Amendment (the “Second Amendment”) to our Senior Secured Credit Facility. The Second Amendment amends the Senior Secured Credit Facility to provide for a new Euro-denominated revolving loan facility in an aggregate principal amount at any time outstanding not in excess of €50.0 million (the “Euro Facility”) to be made available to Guascor and the other borrowers under the facility. The loans under the Euro Facility bear interest at the Senior Secured Credit Facility rates and will mature on the same date as the loan facilities under the Senior Secured Credit Facility.

At June 30, 2012, we were in compliance with our debt covenants.

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6 1/2% senior subordinated notes due May 2021	$375.0	$388.8	$375.0	$384.4

The carrying values of all of the Company’s other long-term debt approximate their fair values.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

10. Pension Plans

The components of net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2.2	$2.1	$4.6	$4.1
Interest cost	4.8	5.1	9.7	10.1
Expected return on plan assets	(5.5)	(5.6)	(10.9)	(11.0)
Amortization of net actuarial loss	2.1	0.6	3.9	1.2
Amortization of prior service cost	0.1	0.3	0.1	0.6

Net pension expense	$3.7	$2.5	$7.4	$5.0

The Company made pension contributions of $3.8 and $15.5, respectively, during the three and six months ended June 30, 2012, and $3.5 and $25.7, respectively, during the three and six months ended June 30, 2011.

11. Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization of net actuarial loss	0.2	0.3	0.5	0.5
Amortization of prior service credit	—	(0.5)	—	(0.9)

Net post-retirement benefits expense	$0.4	$—	$0.9	$—

12. Commitments and Contingencies (€ in millions)

Legal Proceedings

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company and by the sellers of Guascor for certain of these matters in connection with our acquisition of Guascor. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnities from Ingersoll Rand and the sellers of Guascor, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, New York, during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company timely appealed the ALJ’s rulings against the Company to the NLRB in Washington, D.C., and continues to believe it complied with the law with respect to these allegations. While management believes it should ultimately prevail with respect to these ULP allegations, several levels of appeal may be necessary. The litigation process, including appeals if elected by either party, could reasonably take one to three years and potentially even longer to resolve with finality. Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss, if any, at this time. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

United Kingdom (“UK”) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries' pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. In June 2012, interpretation proceedings commenced in the English High Court to determine whether sex equalization of the plan was correctly implemented. The Company has accrued $4.9 to address contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Guascor in May 2011, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $8.9) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. The Lazio Administrative Court has scheduled a hearing on this matter for October 2012. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and engaged in settlement negotiations with MISE, which were unsuccessful and have been suspended. The Company estimates that its aggregate exposure to loss associated with the Enviroil litigation is $14.2.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Although the ultimate outcome of these administrative proceedings and any future settlement negotiations cannot be ascertained at this time, the Company has recorded an accrual based on its assessment of the potential liability with respect to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws. The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.3). In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed. The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($12.8).

Brazilian Judicial Reorganization Proceeding

On October 3, 1997, Guascor do Brasil Ltda. (“GdB”), an 81.4% owned indirect subsidiary of the Company, entered into four Electric Power Supply Agreements with Centrais Elétricas do Pará (“CELPA”), to supply electric power to various locations in the State of Pará, Brazil. On February 28, 2012, CELPA filed a request for a judicial reorganization proceeding, which was granted by the Judge of the 13th Civil Court of the city of Belém on March 5, 2012. CELPA is temporarily on a prepayment arrangement for all electric power provided subsequent to the judicial filing. Unpaid accounts receivable outstanding subject to the judicial reorganization approximated $6.5, which is expected to be the Company’s maximum exposure.

CELPA submitted a plan of reorganization, as required by law, which provided for the unsecured creditors to receive amounts outstanding in 60 monthly installments beginning in April 2013, but a judge has ordered that all amounts owed to the Company be paid out of government funds regulated by the National Agency of Electrical Energy (“ANEEL”). The parties are currently evaluating the legality of paying the Company out of the government funds. GdB requested to be treated as an essential supplier subject to preferential treatment in the plan; however the Company is currently an unsecured creditor. The ultimate payment of the amounts receivable will depend on (1) the legality of paying the Company out of the government funds as ordered, or (2) the final terms set forth in the judicial reorganization plan (which will be approved at a creditors’ general meeting) and on CELPA’s compliance with the judicial reorganization plan. The Company believes collectability is reasonably assured.

13. Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The following table represents the changes in the product warranty liability:

	Six Months Ended June 30,
	2012	2011
Beginning balance	$25.6	$28.2
Liabilities assumed from acquisitions	—	6.7
Provision for warranties issued during period	7.9	6.6
Adjustments to warranties issued in prior periods	(2.4)	(4.8)
Payments during the period	(9.6)	(8.0)
Foreign currency adjustments	(0.3)	1.1

Ending balance	$21.2	$29.8

Generally, reductions to warranties issued in prior periods represent the lapsing of warranties for which accruals were made based on historical experience, and for which the expected cost was not realized.

14. Segment Information:

The Company has two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

1)	New units are highly engineered solutions to new requests from clients and standardized equipment such as engines and single stage steam turbines. This segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. This segment includes engineering, manufacturing, sales and administrative support.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Segment results for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
New units	$287.3	$301.4	$655.1	$446.3
Aftermarket parts and services	348.5	287.5	642.5	496.8

Total revenues	$635.8	$588.9	$1,297.6	$943.1

Income from operations
New units	$27.3	$22.4	$47.5	$35.8
Aftermarket parts and services	69.9	46.5	123.2	75.4
Unallocable	(24.6)	(30.2)	(46.4)	(53.3)

Total income from operations	$72.6	$38.7	$124.3	$57.9

Depreciation and amortization
New units	$10.2	$11.2	$22.8	$16.8
Aftermarket parts and services	11.9	11.2	20.0	19.4

Total depreciation and amortization	$22.1	$22.4	$42.8	$36.2

Total assets (including goodwill)
New units	$740.8	$698.8	$740.8	$698.8
Aftermarket parts and services	1,020.0	935.4	1,020.0	935.4
Unallocable	1,327.2	1,401.9	1,327.2	1,401.9

Total assets	$3,088.0	$3,036.1	$3,088.0	$3,036.1

15. Incentive Stock-Based Compensation Plans

During the six months ended June 30, 2012, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved grants of options and stock appreciation rights for 174,201 shares of common stock and grants of 274,569 shares of time-vested restricted stock units to employees and a consultant under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (the “2008 Plan”). Also during the six months ended June 30, 2012, the Compensation Committee approved the issuance of Performance Restricted Stock Units (“PRSUs”) with a target grant amount of 66,707 restricted stock units.

As permitted by the provisions of its Annual Incentive Plan, the Company has elected to issue restricted stock units under the 2008 Plan in lieu of paying the 2011 incentive in cash. The number of restricted stock units issued during the six months ended June 30, 2012, totaled 299,889 and such units vest in accordance with grant terms and conditions, 12 months from the date of issuance. Total expense associated with the 2011 incentive was approximately $1.8 for the six months ended June 30, 2012.

The Company also grants shares of restricted stock to non-employee Directors. The 17,464 shares granted to non-employee Directors during the six months ended June 30, 2012, vest after a one year period.

The difference between basic weighted-average shares outstanding and diluted weighted-average shares outstanding in the computation of earnings per share presented in the Consolidated Statement of Income is comprised entirely of the dilutive effect of the stock-based compensation awards described above for all periods presented.

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

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve and use renewable energy sources, reduce carbon footprint, and recover energy and/or increase energy efficiency. These products include, among others, hot gas turbo-expanders for energy recovery in refineries; co- and tri-generation combined heat and power packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on- and off-shore sites. We also have substantial experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farming waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. These applications are environmentally-friendly and provide unique grid management features. A typical CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway and India.

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 76 sales offices, 49 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations).

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

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage, transmission infrastructure and liquefied natural gas; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation. With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the existing installed base;

•	Expanding aftermarket parts and services business to non-Company original equipment manufacturers’ equipment;

•	Growing alliances;

•	Expanding our performance-based long-term service contracts;

•	Introducing new and innovative products and technologies;

•	Driving operational excellence;

•	Continuing to improve profitability;

•	Selectively pursuing acquisitions; and

•	Developing local execution capability with strategic arrangements in the Kingdom of Saudi Arabia, Brazil, Angola and South Korea.

Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

1)	New units are highly engineered solutions to new requests from clients and standardized equipment such as engines and single stage steam turbines. This segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. This segment includes engineering, manufacturing, sales and administrative support.

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

Results of Operations

Three months ended June 30, 2012, compared to the three months ended June 30, 2011:

	Three Months Ended		Three Months Ended		Period to Period Change
	June 30, 2012		June 30, 2011		2011 to 2012	% Change
Consolidated Statement of Operations Data:
Revenues	$635.8	100.0%	$588.9	100.0%	$46.9	8.0%
Cost of sales	468.0	73.6	442.9	75.2	25.1	5.7%

Gross profit	167.8	26.4	146.0	24.8	21.8	14.9%
Selling and administrative expenses	88.5	13.9	99.6	16.9	(11.1)	-11.1%
Research and development expenses	6.7	1.1	7.7	1.3	(1.0)	-13.0%

Income from operations	72.6	11.4	38.7	6.6	33.9	87.6%
Interest expense, net	(15.9)	(2.5)	(16.0)	(2.7)	0.1	-0.6%
Early redemption premium on debt	—	—	(1.9)	(0.4)	1.9	-100.0%
Other expense, net	(0.5)	(0.1)	(1.8)	(0.3)	1.3	-72.2%

Income before income taxes	56.2	8.8	19.0	3.2	37.2	195.8%
Provision for income taxes	21.2	3.3	7.3	1.2	13.9	190.4%

Net income	35.0	5.5	11.7	2.0	23.3	199.1%
Net income attributable to noncontrolling interest	(1.0)	(0.2)	(0.5)	(0.1)	(0.5)	100.0%

Net income attributable to Dresser-Rand	$34.0	5.3%	$11.2	1.9%	$22.8	203.6%

Bookings	$737.2		$603.8		$133.4	22.1%

Backlog-ending	$2,797.3		$2,245.7		$551.6	24.6%

Revenues. Revenues were $635.8 for the three months ended June 30, 2012, compared to $588.9 for the three months ended June 30, 2011, an increase of $46.9 or 8.0%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of higher volume during the three months ended June 30, 2012, resulting from higher aftermarket volumes and the acquisition of Guascor. In addition, for the three months ended June 30, 2011, $20.7 of volume was delayed beyond the period as a result of a flood in May 2011 that affected our Wellsville, New York, facility (“Wellsville”). The increase in revenues was partially offset by the adverse translation impact of foreign currency fluctuations of approximately $40.2 resulting from the strengthening of the U.S. dollar.

Cost of sales. Cost of sales was $468.0 for the three months ended June 30, 2012, compared to $442.9 for the three months ended June 30, 2011. As a percentage of revenues, cost of sales was 73.6% for the three months ended June 30, 2012, compared to 75.2% for the three months ended June 30, 2011. The decline in cost of sales as a percentage of revenues was partially caused by the flood in May 2011 which had an unfavorable impact on the absorption of fixed costs for our Wellsville facility resulting in higher cost of sales for the three months ended June 30, 2011. The decrease in cost of sales as a percentage of revenues for the three months ended June 30, 2012, was also caused by an overall shift in mix to our aftermarket segment from the new units segment.

Gross profit. Gross profit was $167.8 for the three months ended June 30, 2012, compared to $146.0 for the three months ended June 30, 2011. As a percentage of revenues, gross profit was 26.4% for the three months ended June 30, 2012, compared to 24.8% for the three months ended June 30, 2011. We experienced increased gross profit as a percentage of revenues as a result of factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $88.5 for the three months ended June 30, 2012, compared to $99.6 for the three months ended June 30, 2011. Selling and administrative expenses declined principally because selling and administrative expenses for the three months ended June 30, 2011, included approximately $7.9 of non-recurring transaction and integration costs associated with the acquisition of Guascor. The translation impact of foreign currency fluctuations of approximately $2.3 also contributed to the decline in selling and administrative expenses. As a percentage of revenues, selling and administrative expenses decreased to 13.9% from 16.9%.

Research and development expenses. Research and development expenses for the three months ended June 30, 2012, were $6.7 compared to $7.7 for the three months ended June 30, 2011. The decline in research and development expenses is the result of efficient execution and a delay in expenses to later in 2012. We have continued to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines. Additionally, the recent acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression.

Income from operations. Income from operations was $72.6 for the three months ended June 30, 2012, compared to $38.7 for the three months ended June 30, 2011, an increase of $33.9. As a percentage of revenues, income from operations for the three months ended June 30, 2012, was 11.4%, compared to 6.6% for the three months ended June 30, 2011. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $15.9 for the three months ended June 30, 2012, compared to $16.0 for the three months ended June 30, 2011. Interest expense, net for the three months ended June 30, 2011, includes $1.3 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/ 8% Senior Subordinated Notes. This impact has been offset by interest on additional borrowings.

Early redemption premium on debt. For the three months ended June 30, 2011, we incurred a prepayment premium of $1.9 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other expense, net. Other expense, net was $0.5 for the three months ended June 30, 2012, compared to other expense, net of $1.8 for the three months ended June 30, 2011. Other expense, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.

Provision for income taxes. Provision for income taxes was $21.2 for the three months ended June 30, 2012, and $7.3 for the three months ended June 30, 2011. Our estimated income tax provision for the three months ended June 30, 2012 and 2011, differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions, certain exemptions and credits allowable for income tax purposes, which were more than offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the three months ended June 30, 2012, were $737.2 compared to $603.8 for the three months ended June 30, 2011, an increase of $133.4 or 22.1%. The Company has experienced aftermarket growth in most geographic areas with particular strength in the Middle East and Latin America. Additionally, new units bookings increased as a result of the timing of large orders. Backlog was $2,797.3 at June 30, 2012, compared to $2,245.7 at June 30, 2011.

Segment Analysis — three months ended June 30, 2012, compared to three months ended June 30, 2011:

	Three Months Ended		Three Months Ended		Period to Period Change
	June 30, 2012		June 30, 2011		2011 to 2012	% Change
Revenues
New units	$287.3	45.2%	$301.4	51.2%	$(14.1)	-4.7%
Aftermarket parts and services	348.5	54.8%	287.5	48.8%	61.0	21.2%

Total revenues	$635.8	100.0%	$588.9	100.0%	$46.9	8.0%

Gross profit
New units	$49.6		$53.2		$(3.6)	-6.8%
Aftermarket parts and services	118.2		92.8		25.4	27.4%

Total gross profit	$167.8		$146.0		$21.8	14.9%

Income from operations
New units	$27.3		$22.4		$4.9	21.9%
Aftermarket parts and services	69.9		46.5		23.4	50.3%
Unallocated	(24.6)		(30.2)		5.6	-18.5%

Total income from operations	$72.6		$38.7		$33.9	87.6%

Bookings
New units	$345.7		$282.7		$63.0	22.3%
Aftermarket parts and services	391.5		321.1		70.4	21.9%

Total bookings	$737.2		$603.8		$133.4	22.1%

Backlog-ending
New units	$2,194.3		$1,792.1		$402.2	22.4%
Aftermarket parts and services	603.0		453.6		149.4	32.9%

Total backlog	$2,797.3		$2,245.7		$551.6	24.6%

New Units

Revenues. Revenues for this segment were $287.3 for the three months ended June 30, 2012, compared to $301.4 for the three months ended June 30, 2011, a decrease of $14.1 or 4.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our new units business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues declined resulting from the timing of large shipments. This impact was partially offset by the impact of a flood in May 2011 that affected shipments from our Wellsville facility, which delayed $13.9 of volume beyond the three months ended June 30, 2011. The translation impact of foreign currency fluctuations reduced new unit revenue in the three months ended June 30, 2012, by approximately $19.0.

Gross profit. Gross profit was $49.6 for the three months ended June 30, 2012, compared to $53.2 for the three months ended June 30, 2011. Gross profit, as a percentage of segment revenues, was 17.3% for the three months ended June 30, 2012, compared to 17.7% for the three months ended June 30, 2011. We experienced decreased gross profit as a percentage of sales principally because of mix within the segment. This was partially offset by the impact of a flood in May 2011 at our Wellsville facility which had an unfavorable impact on the absorption of fixed costs resulting in higher cost of sales and reduced gross profit for the three months ended June 30, 2011.

Income from operations. Income from operations was $27.3 for the three months ended June 30, 2012, compared to $22.4 for the three months ended June 30, 2011. As a percentage of segment revenues, income from operations was 9.5% for the three months ended June 30, 2012, compared to 7.4% for the three months ended June 30, 2011. Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above and a lower allocation of fixed costs to the segment resulting from the lower percentage of new unit revenues to total revenues.

Bookings and backlog. New units bookings for the three months ended June 30, 2012, were $345.7 compared to $282.7 for the three months ended June 30, 2011. The increase in bookings was the result of the timing of large orders. Backlog was $2,194.3 at June 30, 2012, compared to $1,792.1 at June 30, 2011.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $348.5 for the three months ended June 30, 2012, compared to $287.5 for the three months ended June 30, 2011, an increase of $61.0 or 21.2%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, there is typically not a meaningful correlation of those factors to our periodic financial results. The increase in revenues is principally from higher volumes. In addition, for the three months ended June 30, 2011, $6.8 of volume was delayed beyond the three months ended June 30, 2011, as a result of a flood in May 2011 that affected our Wellsville facility. The translation impact of foreign currency fluctuations reduced aftermarket revenue in the three months ended June 30, 2012, by approximately $21.2.

Gross profit. Gross profit was $118.2 for the three months ended June 30, 2012, compared to $92.8 for the three months ended June 30, 2011. Gross profit as a percentage of segment revenues for the three months ended June 30, 2012, of 33.9% increased from 32.3% for the three months ended June 30, 2011. Gross profit as a percentage of revenues increased principally due to favorable operating leverage on increased volumes.

Income from operations. Income from operations was $69.9 for the three months ended June 30, 2012, compared to $46.5 for the three months ended June 30, 2011. As a percentage of segment revenues, income from operations increased to 20.1% for the three months ended June 30, 2012, from 16.2% for the three months ended June 30, 2011. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.

Bookings and backlog. Bookings for the three months ended June 30, 2012, were $391.5, compared to $321.1 for the three months ended June 30, 2011. The Company has experienced aftermarket growth in most geographic areas with particular strength in the Middle East and Latin America. Backlog was $603.0 as of June 30, 2012, compared to $453.6 at June 30, 2011.

Six months ended June 30, 2012, compared to the six months ended June 30, 2011:

					Period to Period Change
	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011		2011 to 2012	% Change
Consolidated Statement of Operations Data:
Revenues	$1,297.6	100.0%	$943.1	100.0%	$354.5	37.6%
Cost of sales	984.9	75.9	696.5	73.9	288.4	41.4%

Gross profit	312.7	24.1	246.6	26.1	66.1	26.8%
Selling and administrative expenses	177.2	13.7	176.6	18.7	0.6	0.3%
Research and development expenses	11.2	0.9	12.1	1.3	(0.9)	-7.4%

Income from operations	124.3	9.5	57.9	6.1	66.4	114.7%
Interest expense, net	(32.2)	(2.5)	(31.0)	(3.3)	(1.2)	3.9%
Early redemption premium on debt	—	—	(10.1)	(1.1)	10.1	-100.0%
Other (expense) income, net	(0.4)	—	1.8	0.2	(2.2)	-122.2%

Income before income taxes	91.7	7.0	18.6	1.9	73.1	393.0%
Provision for income taxes	32.4	2.5	8.5	0.9	23.9	281.2%

Net income	59.3	4.5	10.1	1.0	49.2	487.1%
Net (income) loss attributable to noncontrolling interest	(1.7)	(0.1)	1.5	0.2	(3.2)	-213.3%

Net income attributable to Dresser-Rand	$57.6	4.4%	$11.6	1.2%	$46.0	396.6%

Bookings	$1,564.2		$1,126.1		$438.1	38.9%

Backlog-ending	$2,797.3		$2,245.7		$551.6	24.6%

Revenues. Revenues were $1,297.6 for the six months ended June 30, 2012, compared to $943.1 for the six months ended June 30, 2011, an increase of $354.5 or 37.6%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of higher volume during the six months ended June 30, 2012, particularly in the aftermarket segment. The acquisition of Guascor in May 2011 accounted for approximately $180.1 of the increase in revenues in the six months ended June 30, 2012. In addition, the Company experienced lower volumes in the six months ended June 30, 2011, because of (1) the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments, and (2) a volume delay of $20.7 beyond the six months ended June 30, 2011, as a result of a flood in May 2011 that affected our Wellsville facility. The translation impact of foreign currency fluctuations reduced revenues in the six months ended June 30, 2012, by approximately $50.5.

Cost of sales. Cost of sales was $984.9 for the six months ended June 30, 2012, compared to $696.5 for the six months ended June 30, 2011. As a percentage of revenues, cost of sales was 75.9% for the six months ended June 30, 2012, compared to 73.9% for the six months ended June 30, 2011. The increase in cost of sales as a percentage of revenues for the six months ended June 30, 2012, was caused by a shift in mix from our aftermarket parts and services segment to our new units segment. The adverse impact of the flood in May 2011 on the absorption of fixed costs for our Wellsville facility during the six months ended June 30, 2011, was offset by certain higher margin projects during the six months ended June 30, 2011, which were not replicated in the six months ended June 30, 2012, leading to a less favorable mix within the segments.

Gross profit. Gross profit was $312.7 for the six months ended June 30, 2012, compared to $246.6 for the six months ended June 30, 2011. As a percentage of revenues, gross profit was 24.1% for the six months ended June 30, 2012, compared to 26.1% for the six months ended June 30, 2011. We experienced decreased gross profit as a percentage of revenues as a result of factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $177.2 for the six months ended June 30, 2012, compared to $176.6 for the six months ended June 30, 2011. The effect of having six months of Guascor selling and administrative expenses in the current period versus only two months in the six months ended June 30, 2011, was substantially offset because approximately $13.0 of non-recurring transaction and integration costs were incurred in the six months ended June 30, 2011, associated with the acquisition of Guascor. Inflation was partially offset by the translation impact of foreign currency fluctuations. As a percentage of revenues, selling and administrative expenses decreased to 13.7% from 18.7% as a result of operating leverage on higher volumes and the factors discussed above.

Research and development expenses. Research and development expenses for the six months ended June 30, 2012, were $11.2 compared to $12.1 for the six months ended June 30, 2011. The decline in research and development expenses is the result of efficient execution and a delay in expenses to later in 2012. We have continued to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines. Additionally, the recent acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression.

Income from operations. Income from operations was $124.3 for the six months ended June 30, 2012, compared to $57.9 for the six months ended June 30, 2011, an increase of $66.4. As a percentage of revenues, income from operations for the six months ended June 30, 2012, was 9.5%, compared to 6.1% for the six months ended June 30, 2011. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $32.2 for the six months ended June 30, 2012, compared to $31.0 for the six months ended June 30, 2011. Interest expense, net for the six months ended June 30, 2011, includes $6.4 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes, which was completed in March 2011. This impact has been offset by interest on additional borrowings associated with the acquisitions of Guascor and Synchrony, as well as share repurchases executed in 2011.

Early redemption premium on debt. For the six months ended June 30, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other (expense) income, net. Other expense, net was $0.4 for the six months ended June 30, 2012, compared to other income, net of $1.8 for the six months ended June 30, 2011. For the six months ended June 30, 2012, other expense, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.

Provision for income taxes. Provision for income taxes was $32.4 for the six months ended June 30, 2012, and $8.5 for the six months ended June 30, 2011. Our estimated income tax provision for the six months ended June 30, 2012 and 2011, differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions, certain exemptions and credits allowable for income tax purposes, which were more than offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized. The effective tax rate for the six months ended June 30, 2011, is not comparable to the effective tax rate for the six months ended June 30, 2012, because the relatively low amount of pre-tax income exaggerates the impact of normally insignificant items.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the six months ended June 30, 2012, were $1,564.2 compared to $1,126.1 for the six months ended June 30, 2011, an increase of $438.1 or 38.9%. The Company has experienced aftermarket growth in most geographic areas with particular strength in the Middle East and Latin America. Additionally, new units bookings increased as a result of the timing of large orders. Backlog was $2,797.3 at June 30, 2012, compared to $2,245.7 at June 30, 2011.

Segment Analysis — six months ended June 30, 2012, compared to six months ended June 30, 2011:

	Six Months Ended		Six Months Ended		Period to Period Change
	June 30, 2012		June 30, 2011		2011 to 2012	% Change
Revenues
New units	$655.1	50.5%	$446.3	47.3%	$208.8	46.8%
Aftermarket parts and services	642.5	49.5%	496.8	52.7%	145.7	29.3%

Total revenues	$1,297.6	100.0%	$943.1	100.0%	$354.5	37.6%

Gross profit
New units	$96.5		$84.8		$11.7	13.8%
Aftermarket parts and services	216.2		161.8		54.4	33.6%

Total gross profit	$312.7		$246.6		$66.1	26.8%

Income from operations
New units	$47.5		$35.8		$11.7	32.7%
Aftermarket parts and services	123.2		75.4		47.8	63.4%
Unallocated	(46.4)		(53.3)		6.9	-12.9%

Total income from operations	$124.3		$57.9		$66.4	114.7%

Bookings
New units	$787.9		$542.2		$245.7	45.3%
Aftermarket parts and services	776.3		583.9		192.4	33.0%

Total bookings	$1,564.2		$1,126.1		$438.1	38.9%

Backlog-ending
New units	$2,194.3		$1,792.1		$402.2	22.4%
Aftermarket parts and services	603.0		453.6		149.4	32.9%

Total backlog	$2,797.3		$2,245.7		$551.6	24.6%

New Units

Revenues. Revenues for this segment were $655.1 for the six months ended June 30, 2012, compared to $446.3 for the six months ended June 30, 2011, an increase of $208.8 or 46.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of higher volume during the six months ended June 30, 2012. In the six months ended June 30, 2011, the Company experienced lower volumes because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments. In addition, for the six months ended June 30, 2011, $13.9 of volume was delayed beyond the three months ended June 30, 2011, as a result of a flood in May 2011 that affected our Wellsville facility. The translation impact of foreign currency fluctuations reduced new unit revenue in the six months ended June 30, 2012, by approximately $23.2.

Gross profit. Gross profit was $96.5 for the six months ended June 30, 2012, compared to $84.8 for the six months ended June 30, 2011. Gross profit, as a percentage of segment revenues, was 14.7% for the six months ended June 30, 2012, compared to 19.0% for the six months ended June 30, 2011. We experienced decreased gross profit as a percentage of sales in our new units segment because the six months ended June 30, 2011, included certain higher margin projects leading to a less favorable mix for the six months ended June 30, 2012. Additionally, the flood in May 2011 had an unfavorable impact on the absorption of fixed costs for our Wellsville facility, resulting in higher cost of sales and reduced gross profit for the six months ended June 30, 2011.

Income from operations. Income from operations was $47.5 for the six months ended June 30, 2012, compared to $35.8 for the six months ended June 30, 2011. As a percentage of segment revenues, income from operations was 7.3% for the six months ended June 30, 2011, compared to 8.0% for the six months ended June 30, 2011. Income from operations as a percentage of revenues decreased during the six months ended June 30, 2012, as a result of the factors discussed above.

Bookings and backlog. New units bookings for the six months ended June 30, 2012, were $787.9 compared to $542.2 for the six months ended June 30, 2011. The increase in bookings is the result of the timing of large orders. Backlog was $2,194.3 at June 30, 2012, compared to $1,792.1 at June 30, 2011.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $642.5 for the six months ended June 30, 2012, compared to $496.8 for the six months ended June 30, 2011, an increase of $145.7 or 29.3%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the six months ended June 30, 2012, we experienced higher aftermarket volumes. Additionally, the acquisition of Guascor contributed approximately $140.7 of additional aftermarket revenues for the six months ended June 30, 2012. For the six months ended June 30, 2011, $6.8 of volume was delayed beyond the period as a result of a flood in May 2011 that affected our Wellsville facility. The translation impact of foreign currency fluctuations reduced aftermarket revenue in the six months ended June 30, 2012, by approximately $27.3.

Gross profit. Gross profit was $216.2 for the six months ended June 30, 2012, compared to $161.8 for the six months ended June 30, 2011. Gross profit as a percentage of segment revenues for the six months ended June 30, 2012, of 33.6% increased from 32.6% for the six months ended June 30, 2011. Gross profit as a percentage of revenues increased principally due to the benefits of higher volume on operating leverage.

Income from operations. Income from operations was $123.2 for the six months ended June 30, 2012, compared to $75.4 for the six months ended June 30, 2011. As a percentage of segment revenues, income from operations increased to 19.2% for the six months ended June 30, 2012, from 15.2% for the six months ended June 30, 2011. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.

Bookings and backlog. Bookings for the six months ended June 30, 2012, were $776.3, compared to $583.9 for the six months ended June 30, 2011. Bookings and backlog increased approximately $140.8 and $6.3, respectively, as a result of the acquisition of Guascor. The Company has experienced aftermarket growth in most geographic areas with particular strength in the Middle East and Latin America. Backlog was $603.0 as of June 30, 2012, compared to $453.6 at June 30, 2011.

Liquidity and Capital Resources

Current Liquidity

On June 21, 2012, we entered into a Second Amendment (the “Second Amendment”) to our Senior Secured Credit Facility. The Second Amendment amends the Senior Secured Credit Facility to provide for a new Euro-denominated revolving loan facility in an aggregate principal amount at any time outstanding not in excess of €50.0 million (the “Euro Facility”) to be made available to Guascor and the other borrowers under the facility. The proceeds of the Euro Facility will be used to refinance certain existing indebtedness of Guascor and for other general corporate purposes. The loans under the Euro Facility bear interest at the Senior Secured Credit Facility rates and will mature on the same date as the loan facilities under the Senior Secured Credit Facility. As of June 30, 2012, we had the ability to borrow approximately $63.3 under the Euro Facility.

As of June 30, 2012, we had cash and cash equivalents of $134.8 and the ability to borrow $200.3 under the $700.0 revolving portion of our Senior Secured Credit Facility, as $208.5 was used for outstanding letters of credit and $291.2 of borrowings was outstanding. In addition to these letters of credit, $119.6 of letters of credit and bank guarantees were outstanding at June 30, 2012, which were issued by banks offering uncommitted lines of credit. At June 30, 2012, we were in compliance with our debt covenants.

As of June 30, 2012, approximately $131.8 of our cash was held outside of the U.S. Except for approximately $2.8 of cash in Venezuela, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of June 30, 2012, approximately $74.7 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash used in operating activities for the six months ended June 30, 2012, was $1.5 compared to $20.4 for the six months ended June 30, 2011. Net income increased to $59.3 for the six months ended June 30, 2012, from $10.1 for the six months ended June 30, 2011, which resulted in a favorable impact on cash flows from operations. Accounts receivable decreased for the six months ended June 30, 2012, as a result of cyclically lower volume and timely cash collections from clients. Inventories increased for the six months ended June 30, 2012, associated with the higher backlog. Lower customer advances and progress payments as well as lower accounts payable and accruals for the six months ended June 30, 2012, were principally the result of the timing of receipts and payments. In addition, we made $15.5 of pension contributions in the six months ended June 30, 2012, compared to $25.7 in the six months ended June 30, 2011, in accordance with our funding policy.

Net cash used in investing activities was $77.3 for the six months ended June 30, 2012, compared to $308.0 for the six months ended June 30, 2011. Capital expenditures increased to $25.4 for the six months ended June 30, 2012, from $23.0 for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012, principally includes $48.8 related to the acquisition of Synchrony (net of cash acquired) and $6.0 related to an additional capital investment in the noncontrolling interest of Echogen Power Systems, LLC (“Echogen”). Cash used in investing activities for the six months ended June 30, 2011, includes $283.5 related to the acquisition of Guascor (net of cash acquired) and $5.0 related to the initial noncontrolling interest acquired in Echogen.

Net cash provided by financing activities was $88.9 for the six months ended June 30, 2012, compared to net cash used in financing activities of $1.4 for the six months ended June 30, 2011. During the six months ended June 30, 2011, we repurchased $355.0 of common stock in connection with stock repurchase plans that are more fully described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company also terminated its existing credit facility, entered into a new Senior Secured Credit Facility (including a $700.0 revolving credit facility and a $400.0 term loan facility), executed a cash tender offer to purchase $370.0 of its then-outstanding 7 3/8% senior subordinated notes and issued $375.0 of 6  1/2% Senior Subordinated Notes. These transactions are more fully described in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $24.4 at June 30, 2012, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of June 30, 2012. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

New Accounting Standards

The Company has adopted or is required to adopt, certain new accounting standards which are described in Note 2, New Accounting Standards to the consolidated financial statements (unaudited), none of which have had, or are expected to have, a material effect on the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

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

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency (losses) gains were ($2.0) and ($0.9) for the three and six months ended June 30, 2012, respectively, compared to ($2.7) and $0.9 for the three and six months ended June 30, 2011, respectively.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. Additionally, certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. The interest rate swap agreement and tradable emission allowances are described further in Note 7, Financial Instruments to the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosures required in Item 1 are included in Note 12, Commitments and Contingencies — Legal Proceedings, in the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended June 30, 2012:

Approximate
				Total Number of	Dollar Value of
	Total			Shares Purchased	Shares That May
	Number of		Average	as Part of Publicly	Yet Be Purchased
	Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		Per Share	or Programs	or Programs
April 2012	—		$—	—	$—
May 2012	1,346	(a)	$46.23	—	$—
June 2012	—		$—	—	$—

Total	1,346			—	$—

(a)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.'s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).
3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).
4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).
4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).
10.1	Second Amendment to Credit Agreement, dated June 21, 2012, by and among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., certain lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 26, 2012, File No. 001-32586).
(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
(101)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

( )	Filed or furnished herewith.
(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: August 2, 2012	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer