Form 10-Q
period 2012-09-30
Dresser-Rand Group Inc.
filed 2012-11-01
CIK 1316656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of common stock, $.01 par value, outstanding as of October 25, 2012, was 75,669,424.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)
Net sales of products	$390.3	$440.0	$1,312.4	$1,118.3
Net sales of services	204.1	190.5	579.6	455.3

Total revenues	594.4	630.5	1,892.0	1,573.6

Cost of products sold	279.5	323.0	989.1	822.5
Cost of services sold	144.3	136.1	419.6	333.1

Total cost of sales	423.8	459.1	1,408.7	1,155.6

Gross profit	170.6	171.4	483.3	418.0
Selling and administrative expenses	90.2	89.6	267.4	266.2
Research and development expenses	6.4	8.6	17.6	20.7

Income from operations	74.0	73.2	198.3	131.1
Interest expense, net	(15.7)	(13.7)	(47.9)	(44.7)
Early redemption premium on debt	—	—	—	(10.1)
Other income (expense), net	1.2	(0.5)	0.8	1.3

Income before income taxes	59.5	59.0	151.2	77.6
Provision for income taxes	17.4	17.9	49.8	26.4

Net income	42.1	41.1	101.4	51.2
Net (income) loss attributable to noncontrolling interest	(0.9)	(0.8)	(2.6)	0.7

Net income attributable to Dresser-Rand	$41.2	$40.3	$98.8	$51.9

Net income attributable to Dresser-Rand per share
Basic	$0.55	$0.52	$1.31	$0.66

Diluted	$0.54	$0.51	$1.30	$0.66

Weighted-average shares outstanding—(in thousands )
Basic	75,542	77,860	75,455	78,373

Diluted	76,351	78,611	76,168	79,134

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Net income	$42.1	$41.1	$101.4	$51.2
Other comprehensive income (loss)
Foreign currency translation adjustments	18.7	(76.8)	(1.4)	(44.1)
Unrealized loss on derivatives—net of tax of $- and $0.1 for the three months ended September 30, 2012 and 2011, respectively, and $0.04 and $0.2 for the nine months ended September 30, 2012 and 2011, respectively	—	(0.6)	(0.1)	(0.4)
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs—net of tax of $0.8 and $0.4 for the three months ended September 30, 2012 and 2011, respectively, and $2.5 and $0.9 for the nine months ended September 30, 2012 and 2011, respectively	1.5	0.4	4.3	1.3

Total other comprehensive income (loss)	20.2	(77.0)	2.8	(43.2)

Total comprehensive income (loss)	62.3	(35.9)	104.2	8.0

Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	(1.0)	(2.2)	0.6

Comprehensive income (loss) attributable to Dresser-Rand	$61.5	$(36.9)	$102.0	$8.6

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2012	2011
	($ in millions)
Assets
Current assets
Cash and cash equivalents	$150.9	$128.2
Restricted cash	24.3	29.5
Accounts receivable, less allowance for losses of $8.2 at 2012 and $9.3 at 2011	412.2	477.5
Inventories, net	506.3	407.7
Prepaid expenses and other	87.0	67.1
Deferred income taxes, net	40.3	40.3

Total current assets	1,221.0	1,150.3
Property, plant and equipment, net	457.6	456.0
Goodwill	894.2	869.8
Intangible assets, net	511.3	508.0
Deferred income taxes	12.3	11.1
Other assets	76.9	68.5

Total assets	$3,173.3	$3,063.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$544.0	$600.7
Customer advance payments	260.1	272.2
Accrued income taxes payable	12.8	20.1
Current portion of long-term debt	27.4	39.3

Total current liabilities	844.3	932.3
Deferred income taxes	49.1	45.2
Postemployment and other employee benefit liabilities	123.6	135.9
Long-term debt	1,068.5	990.4
Other noncurrent liabilities	84.8	86.9

Total liabilities	2,170.3	2,190.7

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,665,943 and 75,363,784 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	0.8	0.8
Additional paid-in capital	131.1	105.3
Retained earnings	1,004.3	905.5
Accumulated other comprehensive loss	(135.6)	(138.8)

Total Dresser-Rand stockholders’ equity	1,000.6	872.8
Noncontrolling interest	2.4	0.2

Total stockholders’ equity	1,003.0	873.0

Total liabilities and stockholders’ equity	$3,173.3	$3,063.7

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	($ in millions)
Cash flows from operating activities
Net income	$101.4	$51.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.2	59.9
Deferred income taxes	7.4	9.3
Stock-based compensation	20.4	9.2
Excess tax benefits from stock-based compensation	(4.0)	(3.6)
Amortization of debt financing costs	2.9	10.8
Provision for losses on inventory	0.7	0.4
Loss on sale of property, plant and equipment	0.8	0.2
Net loss from equity investments	1.0	0.1
Changes in working capital and other, net of acquisitions
Accounts receivable	67.1	19.8
Inventories	(95.9)	(76.8)
Accounts payable and accruals	(60.2)	6.2
Customer advances	(15.7)	50.9
Other, principally tax and pension accruals	(40.8)	(58.8)

Net cash provided by operating activities	49.3	78.8

Cash flows from investing activities
Capital expenditures	(48.9)	(38.8)
Proceeds from sales of property, plant and equipment	0.8	0.3
Acquisitions, net of cash acquired	(48.8)	(283.5)
Other investments	(13.2)	(10.0)
Decrease in restricted cash balances	5.2	7.7

Net cash used in investing activities	(104.9)	(324.3)

Cash flows from financing activities
Proceeds from exercise of stock options	2.5	2.7
Proceeds from borrowings	387.6	1,306.6
Excess tax benefits from stock-based compensation	4.0	3.6
Repurchase of common stock	—	(505.0)
Payments for debt financing costs	(0.4)	(15.7)
Repayments of borrowings	(316.2)	(821.7)

Net cash provided by (used in) financing activities	77.5	(29.5)

Effect of exchange rate changes on cash and cash equivalents	0.8	1.3

Net increase (decrease) in cash and cash equivalents	22.7	(273.7)
Cash and cash equivalents, beginning of period	128.2	420.8

Cash and cash equivalents, end of period	$150.9	$147.1

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	($ in millions)
At December 31, 2011	$0.8	$105.3	$905.5	$(138.8)	$0.2	$873.0
Stock-based compensation	—	25.8	—	—	—	25.8
Net income	—	—	98.8	—	2.6	101.4
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(1.0)	(0.4)	(1.4)
Unrealized loss on derivatives, net of tax of $0.04	—	—	—	(0.1)	—	(0.1)
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs—net of tax of $2.5	—	—	—	4.3	—	4.3

At September 30, 2012	$0.8	$131.1	$1,004.3	$(135.6)	$2.4	$1,003.0

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	($ in millions)
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based compensation	—	16.0	—	—	—	16.0
Stock repurchases	—	(505.0)	—	—	—	(505.0)
Stock issued for acquisition	—	243.5	—	—	—	243.5
Net income	—	—	51.9	—	(0.7)	51.2
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(44.1)	0.1	(44.0)
Unrealized gain on derivatives, net of tax of $0.2	—	—	—	(0.4)	—	(0.4)
Pension and other postretirement benefit plans
Amortization of prior service cost and net actuarial loss included in net periodic costs—net of tax of $0.9	—	—	—	1.3	—	1.3

At September 30, 2011	$0.8	$96.4	$836.7	$(83.4)	$(0.6)	$849.9

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1. Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011; the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012, and 2011; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our other filings with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Effective January 1, 2012, the Company adopted FASB ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The Company performs its impairment test annually as of August 31. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

Effective January 1, 2012, FASB ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) became effective for the Company. The amendments in ASU 2011-12 supersede certain pending paragraphs in FASB ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments are temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. ASU 2011-12 amendments are effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

3. Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory. Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company. The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement includes the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance. In accordance with the purchase agreement, a payment of $2.7 was made during September 2012 to the sellers of Synchrony because certain technical milestones were met.

The estimated fair value of the additional contingent consideration for the Synchrony acquisition of $1.6 at September 30, 2012, is included in other noncurrent liabilities on the consolidated balance sheet. Changes in the fair value from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

On May 4, 2011, the Company acquired all of the issued and outstanding capital stock of Grupo Guascor, S.L. (“Guascor”) pursuant to a Share Purchase Agreement (the “SPA”), at which time Guascor became a 100%-owned subsidiary of the Company. Guascor is a supplier of diesel and gas engines and provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Pursuant to the SPA, the Company paid approximately $283.5, net of cash acquired, assumed $253.4 of debt, and delivered 5,033,172 shares of Company common stock at closing. The total purchase price was approximately $543.2, subject to a further cash purchase price adjustment to the extent that net debt (debt minus cash), as defined in the SPA, is different from the net debt at the date of closing, which is being contested by the parties and could take several months and potentially years to finalize.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

The purchase prices for Synchrony and Guascor were allocated to their respective net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value estimates. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Accordingly, the purchase price allocation for Synchrony may be revised as additional information becomes available and as additional analyses are performed. Revisions to the purchase price allocation of Guascor through the end of the measurement period have been reflected in the Consolidated Balance Sheet as of December 31, 2011, herein, and these revisions are summarized in the table below. These revisions were not material to the Consolidated Statements of Income for the three and nine months ended September 30, 2011.

	As Previously
	Reported at		As Revised at
	December 31,	Increase	December 31,
	2011	(Decrease)	2011
Accounts receivable, net	$476.9	$0.6	$477.5
Inventories, net	409.0	(1.3)	407.7
Total current assets	1,151.0	(0.7)	1,150.3
Property, plant and equipment, net	466.1	(10.1)	456.0
Goodwill	851.3	18.5	869.8
Intangible assets, net	499.0	9.0	508.0
Other assets	63.9	4.6	68.5
Total assets	3,042.4	21.3	3,063.7
Accounts payable and accruals	595.4	5.3	600.7
Accrued income taxes payable	19.9	0.2	20.1
Total current liabilities	926.8	5.5	932.3
Deferred income taxes	44.5	0.7	45.2
Long-term debt	987.9	2.5	990.4
Other noncurrent liabilities	75.4	11.5	86.9
Total liabilities	2,170.5	20.2	2,190.7
Total liabilities and stockholders' equity	3,042.4	21.3	3,063.7

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

The acquisition prices of Synchrony in 2012 and Guascor in 2011 were allocated to the fair values of assets acquired and liabilities assumed as follows:

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

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with an estimate of the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to acquire the number of shares issued in connection with the acquisition, (iv) non-recurring acquisition costs of $14.9 for the nine months ended September 30, 2011, directly related to the acquisition of Guascor, and (v) the income tax effect of these items. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

Nine Months Ended September 30, 2011
Total revenues	$1,701.5
Net income attributable to Dresser-Rand	$57.8
Diluted earnings per share attributable to Dresser-Rand	$0.72

Other Investments

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expires February 28, 2013, and certain broad license rights in certain of the Company’s key markets. The Company will pay Echogen a royalty based on future equipment sales in these markets. Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate. As of September 30, 2012, the Company had invested a total of $20.0 for a 32.9% noncontrolling interest in Echogen and had made further commitments to fund $3.0 through February 2013. In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary. The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $16.9 at September 30, 2012.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through November 10, 2014. Since entering into the agreement, the Company has made additional investments totaling $27.0, which have resulted in an aggregate noncontrolling interest of 36.0% at September 30, 2012. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $26.3 at September 30, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

4. Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	September 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Weighted- Average Useful Lives	Cost	Accumulated Amortization
Trade names	$117.4	$20.0	39 years	$117.5	$17.5
Customer relationships	330.6	62.4	32 years	322.9	52.6
Non-compete agreement	5.4	3.5	3 years	4.9	2.4
Existing technology	161.6	46.1	23 years	143.5	40.5
Contracts and purchase agreements	18.2	8.1	11 years	18.9	7.3
Software	30.6	24.2	10 years	30.6	21.9
In-process research and development	11.8	—	(a)	11.9	—

Total amortizable intangible assets	$675.6	$164.3		$650.2	$142.2

(a)	In-process research and development will be amortized over 10 years beginning at the time revenues are generated. There has been no amortization recorded for in-process research and development as of September 30, 2012.

Intangible asset amortization expense was $7.7 and $22.3 for the three and nine months ended September 30, 2012, respectively, and $10.6 and $26.7 for the three and nine months ended September 30, 2011, respectively.

The Company had no goodwill impairments for the nine months ended September 30, 2012, and the year ended December 31, 2011. The following table represents the changes in goodwill in total and by segment (see Note 14):

	New Units	Aftermarket Parts and Services	Total
Balance, December 31, 2011	$442.6	$427.2	$869.8
Acquisitions	23.6	—	23.6
Foreign currency adjustments	(0.4)	1.2	0.8

Balance, September 30, 2012	$465.8	$428.4	$894.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

5. Inventories, net

Inventories were as follows:

	September 30, 2012	December 31, 2011
Raw materials	$62.3	$60.0
Finished parts	206.8	187.1
Work-in-process	656.6	530.2

	925.7	777.3
Less: progress payments	(419.4)	(369.6)

Total inventories	$506.3	$407.7

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet. The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $29.3 and $30.5 at September 30, 2012, and December 31, 2011, respectively.

6. Property, plant and equipment

Property, plant and equipment were as follows:

	September 30, 2012	December 31, 2011
Cost:
Land	$30.6	$28.4
Buildings and improvements	196.1	179.4
Machinery and equipment	479.9	460.8

	706.6	668.6
Less: accumulated depreciation	(249.0)	(212.6)

Property, plant and equipment, net	$457.6	$456.0

Depreciation expense was $13.7 and $41.9 for the three and nine months ended September 30, 2012, respectively, and $13.1 and $33.2 for the three and nine months ended September 30, 2011, respectively.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $23.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap at September 30, 2012 was $1.1 and the related unrealized loss for the three and nine months ended September 30, 2012 was $0.0 and $0.1, respectively.

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

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	September 30, 2012	December 31, 2011
Foreign currency exchange contracts assets	$15.4	$7.1

Foreign currency exchange contracts liabilities	$8.5	$10.5

The net foreign currency gains (losses) recognized for forward currency contracts were $3.2 and $10.3 for the three and nine months ended September 30, 2012, respectively, compared to ($7.0) and ($0.6) for the three and nine months ended September 30, 2011, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value. Changes in the fair value of this liability are recorded in other income (expense). The fair value of the liability from the shortfall of tradable emission allowances was $1.1 and $3.0 at September 30, 2012, and December 31, 2011, respectively.

8. Income taxes

We operate in numerous countries and tax jurisdictions around the world and many of the tax returns we have filed have not been audited. Accordingly, we could be exposed to additional income and other taxes and, as a result, we maintain a reserve for any uncertain tax position we believe is not more-likely-than-not sustainable under audit.

During the three months ended September 30, 2012, the Company filed its 2011 U.S. tax return. The difference between the filed tax return and the estimated tax provision for the year ended December 31, 2011 of $2.5 was recorded as an income tax benefit in the three months ended September 30, 2012. Generally, our estimated income tax provision for the three and nine months ended September 30, 2012 and 2011 differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions, certain exemptions and credits allowable for income tax purposes, which are partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

Approximately $83.0 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

9. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility maturing March 2016	$603.7	$506.0
6 1/2% Senior Subordinated Notes due May 2021	375.0	375.0
Syndicated term loan and working capital line maturing December 2013	14.6	16.8
Other working capital lines maturing through 2014	2.6	4.8
Bank loans maturing through 2015	7.2	25.0
Project financing arrangements maturing through 2016	27.2	41.8
Subsidized loans	11.9	11.1
Other notes payable	53.7	49.2

Total debt	1,095.9	1,029.7
Less: current portion	(27.4)	(39.3)

Total long-term debt	$1,068.5	$990.4

Included in other notes payable is approximately $20.2 for the repurchase of equity shares of Guascor do Brasil Ltda. (“GdB”), an 81.4% owned indirect subsidiary of the Company, from Electrobrás, a Brazilian electric utility. Electrobrás filed a lawsuit in the Civil Courthouse in São Paulo, Brazil, in December 2011, against Guascor and Energia Norte Participações Ltda. (“ENNOR”), claiming that in July 2006 the defendants breached the shareholders’ agreement relating to GdB. Electrobrás has alleged that the defendants failed to repurchase the GdB shares held by Electrobrás pursuant to the terms of the shareholders’ agreement and is seeking enforcement of the agreement. The Company has engaged in settlement negotiations with Electrobrás.

On June 21, 2012, we entered into a Second Amendment (the “Second Amendment”) to our Senior Secured Credit Facility. The Second Amendment amends the Senior Secured Credit Facility to provide for a Euro-denominated revolving loan facility in an aggregate principal amount at any time outstanding not in excess of €50.0 million (the “Euro Facility”) to be made available to Guascor and the other borrowers under the facility. The loans under the Euro Facility bear interest at the Senior Secured Credit Facility rates and will mature on the same date as the loan facilities under the Senior Secured Credit Facility.

At September 30, 2012, we were in compliance with our debt covenants.

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6 1/2% senior subordinated notes due May 2021	$375.0	$393.3	$375.0	$384.4

The carrying values of all of the Company’s other long-term debt approximate their fair values.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

10. Pension Plans

The components of net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$2.2	$2.0	$6.8	$6.1
Interest cost	4.9	5.1	14.6	15.2
Expected return on plan assets	(5.4)	(5.5)	(16.3)	(16.5)
Amortization of net actuarial loss	1.9	0.7	5.8	1.9
Amortization of prior service cost	0.1	0.3	0.2	0.9

Net pension expense	$3.7	$2.6	$11.1	$7.6

The Company made pension contributions of $3.5 and $19.0, respectively, during the three and nine months ended September 30, 2012, and $3.1 and $28.8, respectively, during the three and nine months ended September 30, 2011.

11. Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$0.2	$0.3	$0.6	$0.7
Amortization of net actuarial loss	0.3	0.2	0.8	0.7
Amortization of prior service credit	—	(0.4)	—	(1.3)

Net post-retirement benefits expense	$0.5	$0.1	$1.4	$0.1

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

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

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, New York, during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company timely appealed the ALJ’s rulings against the Company to the NLRB in Washington, D.C. On August 6, 2012, the NLRB affirmed the ALJ’s rulings. The Company timely appealed the matter to the U.S. Fifth Circuit Court of Appeals, and continues to believe it complied with the law and that it will ultimately prevail with respect to these ULP allegations. The litigation process, including further appeals, could reasonably take one to two years to resolve with finality. Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss, if any, at this time. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

United Kingdom (“UK”) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. In June 2012, interpretation proceedings commenced in the English High Court to determine whether sex equalization of the plan was correctly implemented. The Company has accrued $4.9 to address its estimate of contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Guascor in May 2011, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.0) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. The Lazio Administrative Court held a hearing on this matter in October 2012 and is currently considering the arguments presented by the parties at that hearing. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and engaged in settlement negotiations with MISE, which were unsuccessful and were suspended. Enviroil renewed settlement negotiations with MISE in October 2012, which are currently pending. The Company estimates that its aggregate exposure to loss associated with the Enviroil litigation is $15.3.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

Although the ultimate outcome of these administrative proceedings and pending settlement negotiations cannot be ascertained at this time, the Company has recorded an accrual based on its assessment of the potential liability with respect to this matter. Based on the Company’s assessment of the exposure, the Company believes any liability that may be in excess of amounts recorded would not be material.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws. The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.4). In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed. The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.0).

Brazilian Judicial Reorganization Proceeding

On October 3, 1997, GdB entered into four Electric Power Supply Agreements with Centrais Elétricas do Pará (“CELPA”), to supply electric power to various locations in the State of Pará, Brazil. On February 28, 2012, CELPA filed a request for a judicial reorganization proceeding, which was granted by the Judge of the 13th Civil Court of the city of Belém on March 5, 2012. CELPA’s unpaid accounts receivable to GdB subject to the judicial reorganization approximated $6.5.

As previously disclosed, CELPA submitted a plan of reorganization, as required by law, which provided for the unsecured creditors to receive amounts outstanding in 60 monthly installments beginning in April 2013. However, as a result of an order from the judge responsible for CELPA’s bankruptcy proceedings, all past due amounts were paid by CELPA to GdB in September 2012.

13. Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$25.6	$28.2
Liabilities assumed from acquisitions	—	6.7
Provision for warranties issued during period	12.2	10.8
Adjustments to warranties issued in prior periods	(3.3)	(5.9)
Payments during the period	(14.0)	(12.7)
Foreign currency adjustments	(0.2)	(0.8)

Ending balance	$20.3	$26.3

Generally, reductions to warranties issued in prior periods represent the lapsing of warranties for which accruals were made based on historical experience, and for which the expected cost was not realized.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

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

Segment results for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
New units	$247.5	$292.6	$902.6	$739.0
Aftermarket parts and services	346.9	337.9	989.4	834.6

Total revenues	$594.4	$630.5	$1,892.0	$1,573.6

Income from operations
New units	$21.1	$30.2	$68.6	$66.0
Aftermarket parts and services	76.1	68.8	199.3	144.2
Unallocable	(23.2)	(25.8)	(69.6)	(79.1)

Total income from operations	$74.0	$73.2	$198.3	$131.1

Depreciation and amortization
New units	$10.7	$11.1	$33.5	$27.9
Aftermarket parts and services	10.7	12.6	30.7	32.0

Total depreciation and amortization	$21.4	$23.7	$64.2	$59.9

Total assets (including goodwill)
New units	$728.4	$607.8	$728.4	$607.8
Aftermarket parts and services	1,076.7	1,007.3	1,076.7	1,007.3
Unallocable	1,368.2	1,374.1	1,368.2	1,374.1

Total assets	$3,173.3	$2,989.2	$3,173.3	$2,989.2

15. Incentive Stock-Based Compensation Plans

During the nine months ended September 30, 2012, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved grants of options and stock appreciation rights for 174,201 shares of common stock and grants of 292,254 shares of time-vested restricted stock units to employees and a consultant under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (the “2008 Plan”). Also during the nine months ended September 30, 2012, the Compensation Committee approved the issuance of Performance Restricted Stock Units with a target grant amount of 66,707 restricted stock units.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

($ in millions, except per share amounts)

As permitted by the provisions of its Annual Incentive Plan, in March 2012, the Company elected to issue restricted stock units under the 2008 Plan in lieu of paying the 2011 incentive in cash. The number of restricted stock units issued during the nine months ended September 30, 2012, totaled 307,574 and such units vest in accordance with grant terms and conditions, 12 months from the date of issuance. Total expense associated with the 2011 incentive was approximately $3.5 for the nine months ended September 30, 2012.

The Company also grants shares of restricted stock to non-employee Directors each February. The 15,281 shares granted to non-employee Directors during the nine months ended September 30, 2012, vest after a one year period.

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

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve and use renewable energy sources, reduce carbon footprint, and recover energy and/or increase energy efficiency. These products include, among others, hot gas turbo-expanders for energy recovery in refineries; co- and tri-generation combined heat and power packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have substantial experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farming waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. These applications are environmentally-friendly and provide unique grid management features. A typical CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway and India.

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

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage, transmission infrastructure and liquefied natural gas; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation. With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the existing installed base;

•	Expanding aftermarket parts and services business to non-Company original equipment manufacturers’ equipment;

•	Growing alliances;

•	Expanding our performance-based long-term service contracts;

•	Introducing new and innovative products and technologies;

•	Driving operational excellence;

•	Continuing to improve profitability;

•	Selectively pursuing acquisitions; and

•	Developing local execution capability with strategic investments.

Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

1)	New units are highly engineered solutions to new requests from clients and standardized equipment such as engines and single stage steam turbines. This segment includes engineering, manufacturing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. This segment includes engineering, manufacturing, sales and administrative support.

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

Results of Operations

Three months ended September 30, 2012, compared to the three months ended September 30, 2011:

	Three Months Ended		Three Months Ended		Period to Period Change
	September 30, 2012		September 30, 2011		2011 to 2012	% Change
Consolidated Statement of Operations Data:
Revenues	$594.4	100.0%	$630.5	100.0%	$(36.1)	(5.7)%
Cost of sales	423.8	71.3	459.1	72.8	(35.3)	(7.7)%

Gross profit	170.6	28.7	171.4	27.2	(0.8)	(0.5)%
Selling and administrative expenses	90.2	15.2	89.6	14.2	0.6	0.7%
Research and development expenses	6.4	1.1	8.6	1.4	(2.2)	(25.6)%

Income from operations	74.0	12.4	73.2	11.6	0.8	1.1%
Interest expense, net	(15.7)	(2.6)	(13.7)	(2.2)	(2.0)	14.6%
Other income (expense), net	1.2	0.2	(0.5)	(0.1)	1.7	(340.0)%

Income before income taxes	59.5	10.0	59.0	9.3	0.5	0.8%
Provision for income taxes	17.4	2.9	17.9	2.8	(0.5)	(2.8)%

Net income	42.1	7.1	41.1	6.5	1.0	2.4%
Net income attributable to noncontrolling interest	(0.9)	(0.2)	(0.8)	(0.1)	(0.1)	12.5%

Net income attributable to Dresser — Rand	$41.2	6.9%	$40.3	6.4%	$0.9	2.2%

Bookings	$873.4		$1,170.7		$(297.3)	(25.4)%

Backlog — ending	$3,111.0		$2,724.2		$386.8	14.2%

Revenues. Revenues were $594.4 for the three months ended September 30, 2012, compared to $630.5 for the three months ended September 30, 2011, a decrease of $36.1 or 5.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues decreased as a result of lower volume in the new units segment partially offset by higher volume in the aftermarket segment for the three months ended September 30, 2012. An adverse translation impact of foreign currency fluctuations of approximately $42.6 resulting from a stronger U.S. dollar also contributed to lower revenues.

Cost of sales. Cost of sales was $423.8 for the three months ended September 30, 2012, compared to $459.1 for the three months ended September 30, 2011. As a percentage of revenues, cost of sales was 71.3% for the three months ended September 30, 2012, compared to 72.8% for the three months ended September 30, 2011. The decline in cost of sales as a percentage of revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was principally the result of a shift in mix both between the segments and within each of the segments.

Gross profit. Gross profit was $170.6 for the three months ended September 30, 2012, compared to $171.4 for the three months ended September 30, 2011. As a percentage of revenues, gross profit was 28.7% for the three months ended September 30, 2012, compared to 27.2% for the three months ended September 30, 2011. We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $90.2 for the three months ended September 30, 2012, compared to $89.6 for the three months ended September 30, 2011. Selling and administrative expenses for the three months ended September 30, 2011, included approximately $1.9 of non-recurring transaction and integration costs associated with the acquisition of Guascor. Excluding these one-time costs, the increase in selling and administrative expenses was principally the result of inflation. As a percentage of revenues, selling and administrative expenses increased to 15.2% from 14.2%.

Research and development expenses. Research and development expenses for the three months ended September 30, 2012, were $6.4 compared to $8.6 for the three months ended September 30, 2011. The decline in research and development expenses is the result of efficient execution and a delay in expenses to later in 2012. We have continued to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines. Additionally, the recent acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression.

Income from operations. Income from operations was $74.0 for the three months ended September 30, 2012, compared to $73.2 for the three months ended September 30, 2011, an increase of $0.8. As a percentage of revenues, income from operations for the three months ended September 30, 2012, was 12.4%, compared to 11.6% for the three months ended September 30, 2011. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $15.7 for the three months ended September 30, 2012, compared to $13.7 for the three months ended September 30, 2011. The increase in interest expense is principally the result of an increase in borrowings.

Other income (expense), net. Other income, net was $1.2 for the three months ended September 30, 2012, compared to other expense, net of $0.5 for the three months ended September 30, 2011. Other income (expense), net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.

Provision for income taxes. Provision for income taxes was $17.4 for the three months ended September 30, 2012, and $17.9 for the three months ended September 30, 2011. During the three months ended September 30, 2012, we filed our 2011 U.S. tax return. The difference between the filed tax return and the estimated tax provision for the year ended December 31, 2011 of $2.5 was recorded as an income tax benefit in the three months ended September 30, 2012. Our estimated income tax provision for the three months ended September 30, 2012 and 2011, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. Historically, contract cancellations were recorded as reductions in current period bookings. Beginning July 1, 2012, contract cancellations are being recorded as direct adjustments to backlog with no impact on current period bookings. Contract cancellations in historical periods presented have not been material to bookings or backlog. The change in policy is considered to provide more relevant information about current market activity by recognizing economic events in the periods in which they occur. In accordance with this policy, material contract cancellations directly adjusting backlog will be separately disclosed.

Bookings for the three months ended September 30, 2012, were $873.4 compared to $1,170.7 for the three months ended September 30, 2011, a decrease of $297.3 or 25.4%. During the three months ended September 30, 2011, the Company was awarded contracts for compression equipment and services which includes up to 80 DATUM compressor trains that will be installed on eight floating, production, storage and offloading (“FPSO”) vessels. In the three months ended September 30, 2011, approximately $410.0 and $60.0 have been reflected in the Company’s new units and aftermarket bookings, respectively, in accordance with the Company’s bookings policy. Backlog was $3,111.0 at September 30, 2012, compared to $2,724.2 at September 30, 2011.

Segment Analysis — three months ended September 30, 2012, compared to three months ended September 30, 2011:

	Three Months Ended		Three Months Ended		Period to Period Change
	September 30, 2012		September 30, 2011		2011 to 2012	% Change
Revenues
New units	$247.5	41.6%	$292.6	46.4%	$(45.1)	(15.4)%
Aftermarket parts and services	346.9	58.4%	337.9	53.6%	9.0	2.7%

Total revenues	$594.4	100.0%	$630.5	100.0%	$(36.1)	(5.7)%

Gross profit
New units	$44.9		$56.2		$(11.3)	(20.1)%
Aftermarket parts and services	125.7		115.2		10.5	9.1%

Total gross profit	$170.6		$171.4		$(0.8)	(0.5)%

Income from operations
New units	$21.1		$30.2		$(9.1)	(30.1)%
Aftermarket parts and services	76.1		68.8		7.3	10.6%
Unallocated	(23.2)		(25.8)		2.6	(10.1)%

Total income from operations	$74.0		$73.2		$0.8	1.1%

Bookings
New units	$478.8		$732.1		$(253.3)	(34.6)%
Aftermarket parts and services	394.6		438.6		(44.0)	(10.0)%

Total bookings	$873.4		$1,170.7		$(297.3)	(25.4)%

Backlog — ending
New units	$2,449.9		$2,180.2		$269.7	12.4%
Aftermarket parts and services	661.1		544.0		117.1	21.5%

Total backlog	$3,111.0		$2,724.2		$386.8	14.2%

New Units

Revenues. Revenues for this segment were $247.5 for the three months ended September 30, 2012, compared to $292.6 for the three months ended September 30, 2011, a decrease of $45.1 or 15.4%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our new units business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Revenues declined resulting from the timing of large shipments. An adverse translation impact of foreign currency fluctuations of approximately $14.0 resulting from a stronger U.S. dollar also contributed to lower new unit revenues.

Gross profit. Gross profit was $44.9 for the three months ended September 30, 2012, compared to $56.2 for the three months ended September 30, 2011. Gross profit, as a percentage of segment revenues, was 18.1% for the three months ended September 30, 2012, compared to 19.2% for the three months ended September 30, 2011. The decline in gross margin is principally the result of decreased operating leverage of fixed costs resulting from lower volumes.

Income from operations. Income from operations was $21.1 for the three months ended September 30, 2012, compared to $30.2 for the three months ended September 30, 2011. As a percentage of segment revenues, income from operations was 8.5% for the three months ended September 30, 2012, compared to 10.3% for the three months ended September 30, 2011. Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog. Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. This change is more fully described in the Bookings and backlog caption in the section titled Three months ended September 30, 2012, compared to the three months ended September 30, 2011 of this Form 10-Q.

New units bookings for the three months ended September 30, 2012, were $478.8 compared to $732.1 for the three months ended September 30, 2011. During the three months ended September 30, 2011, the Company was awarded contracts for compression equipment and services which includes up to 80 DATUM compressor trains that will be installed on eight FPSO vessels. In the three months ended September 30, 2011, approximately $410.0 has been reflected in the Company’s new units bookings, in accordance with the Company’s bookings policy. Backlog was $2,449.9 at September 30, 2012, compared to $2,180.2 at September 30, 2011.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $346.9 for the three months ended September 30, 2012, compared to $337.9 for the three months ended September 30, 2011, an increase of $9.0 or 2.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, there is typically not a meaningful correlation of those factors to our periodic financial results. The Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. An adverse translation impact of foreign currency fluctuations of approximately $28.6 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Gross profit. Gross profit was $125.7 for the three months ended September 30, 2012, compared to $115.2 for the three months ended September 30, 2011. Gross profit as a percentage of segment revenues for the three months ended September 30, 2012, of 36.2% increased from 34.1% for the three months ended September 30, 2011. Gross profit as a percentage of revenues increased principally due to a more favorable mix.

Income from operations. Income from operations was $76.1 for the three months ended September 30, 2012, compared to $68.8 for the three months ended September 30, 2011. As a percentage of segment revenues, income from operations increased to 21.9% for the three months ended September 30, 2012, from 20.4% for the three months ended September 30, 2011. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.

Bookings and backlog. Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. This change is more fully described in the Bookings and backlog caption in the section titled Three months ended September 30, 2012, compared to the three months ended September 30, 2011 of this Form 10-Q.

Bookings for the three months ended September 30, 2012, were $394.6, compared to $438.6 for the three months ended September 30, 2011. The Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. During the three months ended September 30, 2011, the Company was awarded contracts for compression equipment and services which includes up to 80 DATUM compressor trains that will be installed on eight FPSO vessels. In the three months ended September 30, 2011, approximately $60.0 has been reflected in the Company’s aftermarket bookings, respectively, in accordance with the Company’s bookings policy. Backlog was $661.1 at September 30, 2012, compared to $544.0 at September 30, 2011.

Nine months ended September 30, 2012, compared to the nine months ended September 30, 2011:

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2012		September 30, 2011		2011 to 2012	% Change
Consolidated Statement of Operations Data:
Revenues	$1,892.0	100.0%	$1,573.6	100.0%	$318.4	20.2%
Cost of sales	1,408.7	74.5	1,155.6	73.4	253.1	21.9%

Gross profit	483.3	25.5	418.0	26.6	65.3	15.6%
Selling and administrative expenses	267.4	14.1	266.2	16.9	1.2	0.5%
Research and development expenses	17.6	0.9	20.7	1.3	(3.1)	(15.0)%

Income from operations	198.3	10.5	131.1	8.4	67.2	51.3%
Interest expense, net	(47.9)	(2.5)	(44.7)	(2.8)	(3.2)	7.2%
Early redemption premium on debt	—	—	(10.1)	(0.6)	10.1	(100.0)%
Other income, net	0.8	—	1.3	0.1	(0.5)	(38.5)%

Income before income taxes	151.2	8.0	77.6	5.1	73.6	94.8%
Provision for income taxes	49.8	2.6	26.4	1.7	23.4	88.6%

Net income	101.4	5.4	51.2	3.4	50.2	98.0%
Net (income) loss attributable to noncontrolling interest	(2.6)	(0.1)	0.7	0.0	(3.3)	(471.4)%

Net income attributable to Dresser — Rand	$98.8	5.3%	$51.9	3.4%	$46.9	90.4%

Bookings	$2,437.6		$2,296.8		$140.8	6.1%

Backlog — ending	$3,111.0		$2,724.2		$386.8	14.2%

Revenues. Revenues were $1,892.0 for the nine months ended September 30, 2012, compared to $1,573.6 for the nine months ended September 30, 2011, an increase of $318.4 or 20.2%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of higher volume during the nine months ended September 30, 2012. The acquisition of Guascor in May 2011 accounted for approximately $88.9 of the increase in revenues in the nine months ended September 30, 2012, compared to the prior year. In addition, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. The Company experienced lower volumes in the nine months ended September 30, 2011, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments and lower volumes resulting from a flood in our Wellsville facility. An adverse translation impact of foreign currency fluctuations of approximately $93.1 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Cost of sales. Cost of sales was $1,408.7 for the nine months ended September 30, 2012, compared to $1,155.6 for the nine months ended September 30, 2011. As a percentage of revenues, cost of sales was 74.5% for the nine months ended September 30, 2012, compared to 73.4% for the nine months ended September 30, 2011. The increase was caused by the effect of certain higher margin projects during the nine months ended September 30, 2011, which were not replicated in the nine months ended September 30, 2012, leading to a less favorable mix within the segments. This impact was partially offset by the effect of operating leverage on fixed costs.

Gross profit. Gross profit was $483.3 for the nine months ended September 30, 2012, compared to $418.0 for the nine months ended September 30, 2011. As a percentage of revenues, gross profit was 25.5% for the nine months ended September 30, 2012, compared to 26.6% for the nine months ended September 30, 2011. We experienced decreased gross profit as a percentage of revenues as a result of factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $267.4 for the nine months ended September 30, 2012, compared to $266.2 for the nine months ended September 30, 2011. The effect of having nine months of Guascor selling and administrative expenses in the current period versus only five months in the nine months ended September 30, 2011, was substantially offset because approximately $14.9 of non-recurring transaction and integration costs were incurred in the nine months ended September 30, 2011, associated with the acquisition of Guascor. Inflation was substantially offset by the translation impact of foreign currency fluctuations. As a percentage of revenues, selling and administrative expenses decreased to 14.1% from 16.9% as a result of operating leverage on higher volumes and the factors discussed above.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2012, were $17.6 compared to $20.7 for the nine months ended September 30, 2011. The decline in research and development expenses is the result of efficient execution and a delay in expenses to later in 2012. We have continued to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines. Additionally, the recent acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression.

Income from operations. Income from operations was $198.3 for the nine months ended September 30, 2012, compared to $131.1 for the nine months ended September 30, 2011, an increase of $67.2. As a percentage of revenues, income from operations for the nine months ended September 30, 2012, was 10.5%, compared to 8.4% for the nine months ended September 30, 2011. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $47.9 for the nine months ended September 30, 2012, compared to $44.7 for the nine months ended September 30, 2011. Interest expense, net for the nine months ended September 30, 2011, includes $8.5 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes, which was completed in March 2011. This impact has been offset by interest on additional borrowings principally associated with the acquisitions of Guascor and Synchrony, as well as share repurchases executed in 2011.

Early redemption premium on debt. For the nine months ended September 30, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other income, net. Other income, net was $0.8 for the nine months ended September 30, 2012, compared to other income, net of $1.3 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, other income, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.

Provision for income taxes. Provision for income taxes was $49.8 for the nine months ended September 30, 2012, and $26.4 for the nine months ended September 30, 2011. During the three months ended September 30, 2012, we filed our 2011 U.S. tax return. The difference between the filed tax return and the estimated tax provision for the year ended December 31, 2011 of $2.5 was recorded as an income tax benefit in the three months ended September 30, 2012. Our estimated income tax provision for the nine months ended September 30, 2012 and 2011, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. This change is more fully described in the Bookings and backlog caption in the section titled Three months ended September 30, 2012, compared to the three months ended September 30, 2011 of this Form 10-Q.

Bookings for the nine months ended September 30, 2012, were $2,437.6 compared to $2,296.8 for the nine months ended September 30, 2011, an increase of $140.8 or 6.1%. The Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. In addition, the timing of new unit orders has also contributed to the increase in bookings. Bookings related to the acquisition of Guascor have increased approximately $58.3 compared to the prior year. During the nine months ended September 30, 2011, the Company was awarded contracts for compression equipment and services which includes up to 80 DATUM compressor trains that will be installed on eight FPSO vessels. In the nine months ended September 30, 2011, approximately $410.0 and $60.0 have been reflected in the Company’s new units and aftermarket bookings, respectively, in accordance with the Company’s bookings policy. Backlog was $3,111.0 at September 30, 2012, compared to $2,724.2 at September 30, 2011.

Segment Analysis — nine months ended September 30, 2012, compared to nine months ended September 30, 2011:

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2012		September 30, 2011		2011 to 2012	% Change
Revenues
New units	$902.6	47.7%	$739.0	47.0%	$163.6	22.1%
Aftermarket parts and services	989.4	52.3%	834.6	53.0%	154.8	18.5%

Total revenues	$1,892.0	100.0%	$1,573.6	100.0%	$318.4	20.2%

Gross profit
New units	$141.4		$140.9		$0.5	0.4%
Aftermarket parts and services	341.9		277.1		64.8	23.4%

Total gross profit	$483.3		$418.0		$65.3	15.6%

Income from operations
New units	$68.6		$66.0		$2.6	3.9%
Aftermarket parts and services	199.3		144.2		55.1	38.2%
Unallocated	(69.6)		(79.1)		9.5	(12.0)%

Total income from operations	$198.3		$131.1		$67.2	51.3%

Bookings
New units	$1,266.7		$1,274.2		$(7.5)	(0.6)%
Aftermarket parts and services	1,170.9		1,022.6		148.3	14.5%

Total bookings	$2,437.6		$2,296.8		$140.8	6.1%

Backlog — ending
New units	$2,449.9		$2,180.2		$269.7	12.4%
Aftermarket parts and services	661.1		544.0		117.1	21.5%

Total backlog	$3,111.0		$2,724.2		$386.8	14.2%

New Units

Revenues. Revenues for this segment were $902.6 for the nine months ended September 30, 2012, compared to $739.0 for the nine months ended September 30, 2011, an increase of $163.6 or 22.1%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the nine months ended September 30, 2012 as a result of the timing of large orders. An adverse translation impact of foreign currency fluctuations of approximately $37.2 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Gross profit. Gross profit was $141.4 for the nine months ended September 30, 2012, compared to $140.9 for the nine months ended September 30, 2011. Gross profit, as a percentage of segment revenues, was 15.7% for the nine months ended September 30, 2012, compared to 19.1% for the nine months ended September 30, 2011. We experienced decreased gross profit as a percentage of sales in our new units segment because the nine months ended September 30, 2011, included certain higher margin projects leading to a less favorable mix for the nine months ended September 30, 2012. Additionally, the flood in May 2011 had an unfavorable impact on the absorption of fixed costs for our Wellsville facility, resulting in higher cost of sales and reduced gross profit for the nine months ended September 30, 2011.

Income from operations. Income from operations was $68.6 for the nine months ended September 30, 2012, compared to $66.0 for the nine months ended September 30, 2011. As a percentage of segment revenues, income from operations was 7.6% for the nine months ended September 30, 2012, compared to 8.9% for the nine months ended September 30, 2011. Income from operations as a percentage of revenues decreased during the nine months ended September 30, 2012, as a result of the factors discussed above.

Bookings and backlog. Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. This change is more fully described in the Bookings and backlog caption in the section titled Three months ended September 30, 2012, compared to the three months ended September 30, 2011 of this Form 10-Q.

New units bookings for the nine months ended September 30, 2012, were $1,266.7 compared to $1,274.2 for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the Company was awarded contracts for compression equipment and services which includes up to 80 DATUM compressor trains that will be installed on eight FPSO vessels. In the nine months ended September 30, 2011, approximately $410.0 has been reflected in the Company’s new units bookings, in accordance with the Company’s bookings policy. This impact was substantially offset by the timing of large orders. Bookings related to the acquisition of Guascor have decreased approximately $32.0 compared to the prior year. Backlog was $2,449.9 at September 30, 2012, compared to $2,180.2 at September 30, 2011.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $989.4 for the nine months ended September 30, 2012, compared to $834.6 for the nine months ended September 30, 2011, an increase of $154.8 or 18.5%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the nine months ended September 30, 2012, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. Additionally, the acquisition of Guascor contributed approximately $90.3 of additional aftermarket revenues for the nine months ended September 30, 2012, compared to the prior year. An adverse translation impact of foreign currency fluctuations of approximately $55.9 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Gross profit. Gross profit was $341.9 for the nine months ended September 30, 2012, compared to $277.1 for the nine months ended September 30, 2011. Gross profit as a percentage of segment revenues for the nine months ended September 30, 2012, of 34.6% increased from 33.2% for the nine months ended September 30, 2011. Gross profit as a percentage of revenues increased principally due to mix within the segment.

Income from operations. Income from operations was $199.3 for the nine months ended September 30, 2012, compared to $144.2 for the nine months ended September 30, 2011. As a percentage of segment revenues, income from operations increased to 20.1% for the nine months ended September 30, 2012, from 17.3% for the nine months ended September 30, 2011. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above as well as higher operating leverage on fixed costs.

Bookings and backlog. Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. This change is more fully described in the Bookings and backlog caption in the section titled Three months ended September 30, 2012, compared to the three months ended September 30, 2011 of this Form 10-Q.

Bookings for the nine months ended September 30, 2012, were $1,170.9, compared to $1,022.6 for the nine months ended September 30, 2011. The Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. Bookings related to the acquisition of Guascor have increased approximately $90.3 compared to the prior year. During the nine months ended September 30, 2011, the Company was awarded contracts for compression equipment and services which includes up to 80 DATUM compressor trains that will be installed on eight FPSO vessels. In the nine months ended September 30, 2011, approximately $60.0 has been reflected in the Company’s aftermarket bookings, respectively, in accordance with the Company’s bookings policy. Backlog was $661.1 at September 30, 2012, compared to $544.0 at September 30, 2011.

Liquidity and Capital Resources

Current Liquidity

On June 21, 2012, we entered into a Second Amendment (the “Second Amendment”) to our Senior Secured Credit Facility. The Second Amendment amends the Senior Secured Credit Facility to provide for a new Euro-denominated revolving loan facility in an aggregate principal amount at any time outstanding not in excess of €50.0 million (the “Euro Facility”) to be made available to Guascor and the other borrowers under the facility. The proceeds of the Euro Facility will be used to refinance certain existing indebtedness of Guascor and for other general corporate purposes. The loans under the Euro Facility bear interest at the Senior Secured Credit Facility rates and will mature on the same date as the loan facilities under the Senior Secured Credit Facility. As of September 30, 2012, we had the ability to borrow approximately €50.0 ($64.3) under the Euro Facility.

As of September 30, 2012, we had cash and cash equivalents of $150.9 and the ability to borrow $245.4 under the $764.3 revolving portion of our Senior Secured Credit Facility, as $213.9 was used for outstanding letters of credit and $305.0 of borrowings was outstanding. In addition to these letters of credit, $133.0 of letters of credit and bank guarantees were outstanding at September 30, 2012, which were issued by banks offering uncommitted lines of credit. At September 30, 2012, we were in compliance with our debt covenants.

As of September 30, 2012, approximately $147.6 of our cash was held outside of the U.S. Except for approximately $1.6 of cash in Venezuela, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of September 30, 2012, approximately $83.0 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash provided by operating activities for the nine months ended September 30, 2012, was $49.3 compared to $78.8 for the nine months ended September 30, 2011. Net income increased to $101.4 for the nine months ended September 30, 2012, from $51.2 for the nine months ended September 30, 2011, which resulted in a favorable impact on cash flows from operations. Accounts receivable decreased for the nine months ended September 30, 2012, as a result of cyclically lower volume and timely cash collections from clients. Inventories increased for the nine months ended September 30, 2012, associated with the higher backlog. Lower customer advances are attributable to the timing of receipts from two large national oil company clients. Lower accounts payable and accruals for the nine months ended September 30, 2012, were principally the result of the timing of payments. In addition, we made $19.0 of pension contributions in the nine months ended September 30, 2012, compared to $28.8 in the nine months ended September 30, 2011, in accordance with our funding policy.

Net cash used in investing activities was $104.9 for the nine months ended September 30, 2012, compared to $324.3 for the nine months ended September 30, 2011. Capital expenditures increased to $48.9 for the nine months ended September 30, 2012, from $38.8 for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2012, principally includes $48.8 related to the acquisition of Synchrony (net of cash acquired) and $10.0 related to an additional capital investment in the noncontrolling interest of Echogen Power Systems, LLC (“Echogen”). Cash used in investing activities for the nine months ended September 30, 2011, includes $283.5 related to the acquisition of Guascor (net of cash acquired) and $10.0 related to the initial noncontrolling interest acquired in Echogen.

Net cash provided by financing activities was $77.5 for the nine months ended September 30, 2012, compared to net cash used in financing activities of $29.5 for the nine months ended September 30, 2011. Included in net cash provided by financing activities for the nine months ended September 30, 2012 are $387.6 of borrowings to fund operating cash flows and $316.2 of repayments principally on the Senior Secured Credit Facility. During the nine months ended September 30, 2011, we repurchased $505.0 of common stock in connection with stock repurchase plans that are more fully described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company also terminated its existing credit facility, entered into a new Senior Secured Credit Facility (including a $700.0 revolving credit facility and a $400.0 term loan facility), executed a cash tender offer to purchase $370.0 of its then-outstanding 7 3/8% senior subordinated notes and issued $375.0 of 6  1/2% Senior Subordinated Notes. These transactions are more fully described in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $23.3 at September 30, 2012, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of September 30, 2012. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

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

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the Euro, and to a lesser extent, the Norwegian Krone and the British Pound. Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency gains (losses) were $0.5 and ($0.4) for the three and nine months ended September 30, 2012, compared to ($4.5) and ($3.6) for the three and nine months ended September 30, 2011, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosures required in Item 1 are included in Note 12, Commitments and Contingencies — Legal Proceedings, in the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2012	—		$—	—	$—
August 2012	673	(a)	$50.05	—	$—
September 2012	—		$—	—	$—

Total	673			—	$—

(a)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.'s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

(4.3)	First Supplemental Indenture, dated as of September 6, 2012, by and among Dresser-Rand Group Inc., DR Acquisition LLC and Wilmington Trust, National Association, as trustee.

(10.1)	Third Amendment to Credit Agreement, dated September 27, 2012, by and among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., Grupo Guascor, S.L., certain lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as European Administrative Agent.

(10.2)&	Form of Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer (reflecting revisions approved by the Compensation Committee to the form it previously approved, principally addressing Section 409A of the U.S. Internal Revenue Code).

(10.3)&	Plan Red Relocation Policy (applicable to relocation within the U.S. and Canada by named executive officers).

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(101)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.(1)

&	Management contract.
( )	Filed or furnished herewith.
(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: November 1, 2012	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief Accounting Officer