Form 10-K
period 2012-12-31
Dresser-Rand Group Inc.
filed 2013-02-28
CIK 1316656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

(Title of class)

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $44.54 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,299,803,980.

There were 75,890,132 shares of common stock outstanding on February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

ITEM 1. BUSINESS ($ in millions)

Overview

Dresser-Rand Group Inc. is a Delaware corporation formed in October 2004. The common stock trades on the New York Stock Exchange under the symbol “DRC.” Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us,” the “Company” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries and (ii) the term “Ingersoll Rand” refers to Ingersoll-Rand plc (NYSE: IR) and its predecessors.

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. Our high-speed rotating equipment is also supplied to the environmental solutions market space within energy infrastructure.

Our products and services are widely used in oil and gas applications that include hydrogen recycle, make-up, wet gas and other applications for the refining industry; cracked gas, propylene and ethylene compression for petrochemical facilities; ammonia syngas, refrigeration, and carbon dioxide compression for fertilizer production; a number of compression duties for chemical plants; gas gathering, export, lift and re-injection of natural gas or carbon dioxide (“CO2”) to meet regulatory requirements or for oil field enhanced recovery in the upstream market; gas processing, main refrigeration compression and a variety of other duties required in the production of liquefied natural gas (“LNG”); gas processing duties, storage and pipeline transmission compression for the midstream market; synthetic fuels; and steam turbine power generation for floating production, storage and offloading (“FPSO”) vessels as well as power generation or mechanical drive duties for a variety of compression and pumping applications in the oil and gas market. We are also a supplier of diesel and gas engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies.

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve. These applications use renewable energy sources, reduce carbon footprint, recover energy and/or increase energy efficiency. These products include, among others, compression technologies for carbon capture and sequestration (“CCS”); hot gas turbo-expanders for energy recovery in refineries and certain chemical facilities; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farming waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. These applications are environmentally-friendly and provide unique grid management features. A CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway and India.

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 76 sales offices, 49 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations). Our clients include, among others, BP, Chevron, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon Petroleum Company, PDVSA, Pemex, Petrobras, PetroChina, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Total and Turkmengaz.

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise and a culture of safety (which we believe to be industry-leading safety performance) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach built on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are the preferred supplier of equipment and aftermarket parts and services to a client. Our alliances and frame agreements enable us to:

•	lower clients’ total cost of ownership and improve equipment performance;

•	lower both our clients’ and our transaction costs;

•	better forecast our future revenues;

•	develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients; and

•	provide access to the entire organization, which enhances communications.

The markets in which we operate are large and fragmented. We estimate that in 2012, the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $8 billion for critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide, as well as the environmental market space within energy infrastructure. The aftermarket parts and services needs of the installed base of turbo products, reciprocating compressors and steam turbines (both in-house and outsourced) was estimated at approximately $11 billion. In addition, we have aftermarket repair capability for gas turbines, an estimated market size of approximately $4 billion.

We believe that, in the long-term, we are well positioned to benefit from a variety of trends that should continue to drive demand for our products and services, including:

•	the increased worldwide demand for energy resulting from population growth, economic growth and a rising middle class;

•	the maturation of production fields worldwide, which requires increased use of compression equipment to offset depletion rates and extend the life of the fields as well as to bring new fields into production;

•	the increase in demand for natural gas, which is driving growth in gas production, processing, storage and transmission infrastructure;

•	regulatory and environmental initiatives, including clean fuel legislation and stricter emissions controls worldwide;

•	the interest in and government support for renewable energy sources such as wind, solar and wave, as well as environmentally focused solutions such as CHP, biomass, CAES and CCS;

•	the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•	the increased outsourcing of equipment maintenance and operations.

Business Strategy

In 2012, approximately 96% of our revenues were generated from energy infrastructure (oil, gas and environmental solutions). Additionally, 48% of our total combined revenues were generated by our new units segment and 52% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream oil and gas markets. In addition, we have entered the emerging alternative energy and environmental services markets with our rotating equipment products and services. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these energy infrastructure markets.

Our new units segment, which is tied to energy infrastructure investments, is cyclical by nature. Our flexible manufacturing model, which fundamentally is our ability to flex our manufacturing capacity using our supply chain, minimizes the impact of cycles on our profitability. Our flexible manufacturing model allows us to accomplish the same amount of manufacturing in less space, by using our suppliers to flex our capacity up or down to address our manufacturing requirements. In periods of slowing demand, we reduce the amount of work outsourced and/or subcontracted to third-party suppliers allowing us to keep our factories relatively full and fixed costs more fully absorbed, which enables us to better maintain operating margins.

Another important aspect of our business model is that our aftermarket parts and services segment is much less sensitive to business cycles than our new units segment. Our equipment is typically mission critical to the operating assets of our end user clients. Those assets run continuously and, therefore, generally require parts and servicing regardless of changes in economic activity or commodity prices. In 2012, this segment of our business represented approximately 73% of the Company’s income from operations, excluding unallocated net expenses. Revenues of the aftermarket segment have grown at about a 10% compounded annual rate over the last ten years.

Two other important characteristics of our business model are our strong value proposition and our low capital intensity. Our value proposition is based on our clients’ estimated total cost of ownership, which comprises selecting, purchasing, installing, bringing on-line, operating and maintaining our supplied long-lived equipment. For example, we recently developed the highest pressure, highest density centrifugal compressor technology available, which made it possible for a client in the Pre-Salt fields offshore Brazil to eliminate multiple, high pressure CO2 pumping systems and separate injection manifolds. Thus, we reduced capital costs in equipment, weight and footprint. Our technology also increases the reliability of the complete system and reduces operating costs as there are fewer machines to operate and maintain because our equipment is often the highest efficiency solution for client applications. This class of equipment may run for 30 years or more. Over the life cycle of that equipment, the more efficient the equipment, the less energy it consumes to operate and the less CO2 and other emissions emanate from the equipment driving our machines. Our equipment has design features that allow for ease of maintenance, which increases production over the equipment’s service life. Accordingly, there is a quantifiable value proposition associated with what we build.

We have historically demonstrated the ability to run our business on an ongoing basis with low levels of internally measured net working capital (defined as accounts receivable, inventories net of progress payments, and prepaid expenses less accounts payable and accruals and customer advances) and capital expenditures. For example, the average net working capital and capital expenditures were approximately 5.1% and 2.2%, respectively, of total revenues in the three year period ended December 31, 2012. For 2013, we expect our capital expenditures to be approximately 3.0% of total revenues as a result of operational and infrastructure growth initiatives in Saudi Arabia and Brazil and our expansion of the global capabilities of our gas turbine repair business. As a result of a change in client mix to a higher percentage of national oil companies, we expect our net working capital as a percentage of sales to increase to as high as 10%.

Key Strategic Objectives

With respect to our long-term business strategy, certain of our key strategic objectives are described below.

Increase Sales of Aftermarket Parts and Services to the Existing Installed Base. The substantial portion of the aftermarket parts and services needs of the existing installed base of equipment that we currently do not or only partially service represents a significant opportunity for growth. We believe the market has a general preference for original equipment manufacturers’ (“OEMs”) parts and services. We are continuing to implement globally a proactive approach to aftermarket parts and services sales that capitalizes on our knowledge of the installed base of our own and our competitors’ equipment. We have assembled a significant amount of data on both Dresser-Rand’s and our competitors’ installed base of equipment. We have developed predictive models that help us identify and be proactive in securing aftermarket parts and services opportunities. We are expanding our service center network, which we believe is the largest in the industry for our class of equipment. Through our lean operating system, we have instilled a culture of operational and visual excellence. We believe our premium service level will result in continued growth of sales of aftermarket parts and services. We also expect positive contributions from recently added service centers and newly acquired businesses.

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand Equipment in our Class. We believe the aftermarket parts and services market for non-Dresser-Rand equipment in our class represents a significant growth opportunity that we continue to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive and on-going investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ products. Through our acquisition of Leading Edge Turbine Technologies in 2010, we added a new dimension to the Company’s service portfolio with extension into the large and growing industrial gas turbine repair and field services segment. Additionally, with the largest global network of full-capability service centers and field service support for our class of equipment, we are often in a position to provide quick response to clients and to offer local service. We believe these, along with our world class field service safety performance, are important service differentiators for our clients. By using intelligence gathered on the installed base of our competitors’ equipment, we intend to capitalize on our knowledge, our broad network of service centers, our leading technology and our existing relationships with most major industry participants to grow our aftermarket parts and services solutions for such non-Dresser-Rand equipment. We are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered.

Grow Alliances. As a result of the need to improve efficiency in a competitive global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service and technology providers that can help them optimize performance over the entire service life of their equipment. We continue to see a high level of interest among our clients in seeking alliances and/or frame agreements with us, and we have entered into agreements with more than 50 of our clients. We plan to leverage our market and technology leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing ones. We currently are the only alliance partner for compressors with Marathon Petroleum Company. In addition to our alliance agreements, we are a preferred supplier to other clients, including BP, Chevron, ConocoPhillips, ExxonMobil, Fluor, LyondellBasell, TransCanada PDVSA, Pemex, Petrobras, Praxair, Repsol, Statoil and Valero.

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

Introduce New and Innovative Products and Technologies. We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new units sales and upgrades to the installed base of equipment manufactured by us and other OEMs. Many of our products utilize innovative technology that lowers operating costs and increases reliability and performance. Examples of such technology offerings include the DATUM® compressor platform, dry-gas seals, hydrodynamic and magnetic bearings and the ‘only-in-class’ integrated compression system (“ICS”) which incorporates a new generation of liquid / gas separation technology (a rotary separator) inside the compressor casing located directly before the first stage of compression. We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which could further open up new markets to us. Under our Guascor® engine product line, we have developed, and continue to develop, gas engines that operate on a wide range of fuels from natural gas (industrial and domestic quality natural gas) to different types of methane based gases, such as flare gas (associated gas), a variety of bio-gas types (landfill, sewage and biomethanization) and propane, syngas and dual fuel engines (running on diesel and natural gas).

Continue to Improve Profitability. We continually seek to improve our financial and operating performance through operational excellence initiatives, cost reductions and productivity improvements. Process efficiencies, cycle time reductions and cost improvements are being driven by greater worldwide collaboration across Dresser-Rand locations. We have Process Innovation teams removing waste using advanced lean manufacturing methodologies such as value stream mapping. A large portion of our finished products comes from purchased materials and we are extending our process innovation and lean methodologies to remove waste from our supply chain. We are focused on continuing to improve our cost position across our business, and we continue to believe there is substantial opportunity to further increase our productivity and reduce costs.

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

Products and Services

We design, manufacture and market highly engineered rotating equipment and provide services to the worldwide oil, gas, petrochemical, power generation, environmental solutions and industrial process industries. We have two reportable segments based on the demand for energy infrastructure and the associated products and services required, as follows:

1)	New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, packaging, testing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

The following charts show the proportion of our revenue generated by segment, destination and end market for the periods indicated:

Revenues in the United States were approximately 30% of total revenues for the year ended December 31, 2012. Segment and destination revenues and related financial information for 2012, 2011, and 2010 can be found in Note 20 to the consolidated financial statements in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered turbo and reciprocating compression equipment and steam turbines. We also manufacture power turbines; special-purpose gas turbines; hot gas expanders; gas and diesel engines; trip, trip throttle and non-return valves; magnetic bearings and control systems. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of principal new unit products that we currently offer.

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power	Environmental
Turbo Products
Centrifugal Compressors	up to 700k CFM	✓	✓	✓	✓	✓	✓	✓	✓
Gas Turbines & Power Turbines	up to 50+ MW	✓	✓	✓	✓	✓	✓	✓	✓
Power Recovery Expanders	up to 1600 °F			✓	✓			✓	✓
Reciprocating Compressors
Process	up to 45k HP	✓	✓	✓	✓	✓	✓		✓
Separable	up to 11k HP,	✓	✓	✓					✓
7500 psig
Steam Turbines	up to 75 MW	✓	✓	✓	✓	✓	✓	✓	✓
Engines	up to 1.5 MW	✓	✓	✓	✓	✓	✓	✓	✓

Turbo Products. We are a leading supplier of turbo machinery for the energy infrastructure markets worldwide. Turbo products sales represented 58.1%, 47.0%, and 54.4% of our total new unit revenues for the fiscal years ended 2012, 2011, and 2010, respectively. Centrifugal compressors utilize turbo machinery technology that employs a series of graduated impellers to increase pressure dynamically. Generally, these centrifugal compressors are used to move a variety of gases through gas processing, refining, and petrochemical facilities; gather gas in oil and gas fields; export gas from main gathering or processing facilities; move gas in pipelines from production to processing, distribution and/or consumption centers; re-inject natural gases into petroleum fields to aid production or increase petroleum recovery; or re-inject CO2 to meet regulatory requirements or enhance recovery. Applications for our turbo products include gas gathering, lift, export and injection; CO2 compression for enhanced oil recovery; storage and transmission; synthetic fuels; ethylene and fertilizer production; refineries and chemical production; CCS and CAES.

Our proprietary DATUM® product line incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM® product line is a comprehensive line of radial and axial split centrifugal compressors, with modular and scalable construction, for flows up to 700,000 cubic feet per minute (“cfm”) (330 m3/s), and discharge pressures that can range from near atmospheric to well over 15,000 pounds per square inch gauge (1,000 barg). In some applications, a single DATUM® compressor can develop greater pressure ratios per frame size than a comparable existing competitor product offering, resulting in the capability to handle the same pressure ratio with fewer compressor casings. The DATUM® product line also offers improved rotor stability characteristics. DATUM® compressors are available in 15 frame sizes. In addition to the DATUM® centrifugal compressor line, other turbo products we manufacture include a line of axial flow compressors, legacy centrifugal compressors, warm-gas expanders and hot-gas expanders.

In addition, we offer a variety of gas and power turbines covering a power range from approximately 1.5 megawatts (“MW”) to more than 50 MW, which support driver needs for various centrifugal compressor product lines, as well as for power generation applications. We also offer control systems for our centrifugal compressors.

Reciprocating Compressors. We are a leading supplier of reciprocating compressors, offering products ranging from medium to high-speed separable units driven by engines or electric motors, to large, slow speed motor driven process reciprocating compressors. Reciprocating compressor product sales represented 18.0%, 22.8%, and 22.7% of our total new unit revenues for the fiscal years ended 2012, 2011, and 2010, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase pressure within a chamber. Typically, reciprocating compressors are used in lower volume/higher pressure ratio applications, and are better able to handle changes in pressure and flow compared to centrifugal compressors. We offer 11 models of process reciprocating compressors, with power capability up to 45,000 horsepower (33.6 MW), and pressures ranging from vacuum to 60,000 psig (4,140 barg). We offer seven models of medium- to high-speed reciprocating compressors, with power ratings over 11,000 horsepower (8.2 MW). Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, LNG and natural gas liquids (“NGL”); midstream services (gas transport, storage, fuel gas and CO2 injection) and downstream processing (gas-to-liquids (GTL), hydrogen (H2) production, various other refining applications, cool gas, methanol and ethylene, ammonia (NH3), nitric acid and urea). We also offer control systems for our reciprocating compressors.

Steam Turbines. We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 17.7%, 19.0%, and 22.8% of our total new unit revenues for the fiscal years ended 2012, 2011, and 2010, respectively. Steam turbines use steam from power plant or process facilities or renewable or waste energy sources, and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered-to-order multi-stage steam turbines. Our steam turbine models cover a power range from a few kilowatts up to 75MW, are available for high inlet steam pressure and temperature conditions, with or without induction and/or extraction sections and in condensing or back-pressure designs. These units are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas (upstream mechanical drives in auxiliary systems; power generation in FPSO vessels; mechanical drive and power generation in refining and petrochemical applications); chemicals; biomass; CHP, pulp and paper; metals; industrial power production and utilities; sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion and other ship services. We also offer steam turbine protection valves that are part of the overall rotating equipment protection system and include trip, trip throttle and non-return valves.

Engines. We are a leading supplier of diesel, gas and dual fuel internal combustion reciprocating engines. Engine sales represented approximately 4.8% and 9.8% of our total new unit revenues for the fiscal years ended 2012 and 2011, respectively. Our Guascor® engines cover a power range of up to 1.5 megawatts. Guascor® engines are used in 1) industrial applications and power generation, 2) marine propulsion and auxiliary generation, and 3) environmental solutions, CHP and bioenergy (waste water treatment plant, landfill and biogas generation).

New Product Development

We believe clients are increasingly choosing their suppliers based upon capability to custom engineer, manufacture and deliver reliable, high-performance products, with the lowest total cost of ownership, in the shortest cycle time, and to provide timely, locally based service and support. New product and technology development is a fundamental part of our value proposition and we believe that we are an industry leader in introducing new, value-added products and technologies. Our investment in research and development also includes a continued commitment to attract and retain a globally based staff of innovative technical experts who are recognized within the industry while building a partner network that includes several leading universities around the world.

We have delivered numerous products and technologies that contribute to aftermarket parts and services growth, as well as design and process improvements that increase profitability. We continue to invest in the advancement of core technologies that include improving our DATUM® compressor and steam turbine product line efficiency; reciprocating compressor power and rod load ratings as well as new technologies that will ensure our long-term industry leadership and maintain our reputation for high quality, reliable solutions. Our continuing investment in Ramgen Power Systems, LLC (“Ramgen”) provides an opportunity to commercialize a breakthrough compression technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.

We are also making incremental research and development investments that support our growth strategies for environmental solutions that include solutions such as waste-to-energy, combined heat and power and ocean wave energy, as well as our proven energy storage solutions for alternative energy power generation via Compressed Air Energy Storage (“SMARTCAES™”). We also continue to invest in Echogen Power Systems, LLC (“Echogen”), a company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications.

In 2010, we shipped our first ICS for installation on an existing offshore platform. The DATUM® ICS uses high-efficiency DATUM® centrifugal compressor technology driven by a high-speed, close-coupled oil-free electric motor, including an integrated gas-liquid separation technology, packaged with process coolers in a single module. This solution provides a complete compression system that can be applied to upstream, midstream and downstream markets and is part of our technology roadmap to subsea compression. This ‘only-in-class’ gas-liquid separation and compression technology can also be applied to and used in compressors driven by steam or gas turbines, or conventional electric motors. In June 2011, we and Statoil (NYSE: STO) launched a joint research and development project based on the ICS. We believe this joint industry development program will lead to an improved value proposition for the ‘only-in-class’ ICS, and will help accelerate the broad market acceptance of the technology for both topside and subsea applications.

In 2012, we received an order in connection with an offshore production platform, which is of particular strategic interest because it is reflective of the growing interest in the technology underpinning our “only-in-class” ICS technology platform. A major national oil company ordered two single lift gas compression modules for an offshore platform. Each module will have our VECTRA® gas turbine, driving a two casing compressor train in addition to all the process equipment required to deliver the gas flows at the required export pressure. These trains will include DATUM® I compressors rated at approximately 18 megawatts, but are capable of transmitting the full power of the gas turbine of approximately 27 megawatts on-site. The advantage of DATUM® I’s proprietary design is accomplishing gas-liquid separation and compression in the same device, making the machine more compact and reliable than competitor offerings.

In 2012, we launched our new MOSTM reciprocating compressor product line. This new separable compressor currently has the greatest-in-class rated rod load, highest-in-class horsepower per throw, widest-in-class speed range, and most-in-class stroke capability. This new product line targets the upstream oil and gas markets and will be developed in our small-scale LNG production technology.

Our VECTRA® product line of power turbines, combined with the General Electric LM2500® family of gas generators, provides a high speed gas turbine solution that is available for new equipment and as a retrofit for legacy turbine packages. The advantage of our VECTRA® product line is a light, compact and fully modular design with high efficiency and quick change-out that increases operating availability and lowers operating costs.

In January 2012, we acquired Synchrony Inc. (“Synchrony”), a technology development company with a portfolio of world-class technologies and products including active magnetic bearings, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Several years ago we identified the strategic importance of being able to offer oil-free solutions in high speed rotating equipment applications. This is accomplished through the application of magnetic bearing technology. The overall value proposition for eliminating auxiliary oil systems centers around three principles: a) reduced footprint and weight in platform and FPSO applications generate overall capital expenditure savings in the construction phase, b) oil-lubricated bearings in subsea applications are neither practical nor reliable, and c) lubrication oil in compressor and steam turbine applications in general needs to be reconditioned and ultimately discarded as it is mixed with process gas or steam, thus making it environmentally unfriendly. We believe that the seamless integration of this capability into our product development process will provide us with the ability to continuously improve our overall equipment designs.

In 2012, we acquired certain intellectual property assets from Energy Storage and Power LLC (“ES&P”) which complements Dresser-Rand’s current SMARTCAES™ compressed air energy storage technology and expands the range of its offerings. We are now able to provide the smallest to the largest CAES projects to meet specific grid scale requirements.

In 2012, we also entered into an agreement with Expansion Energy LLC, granting us a worldwide exclusive license to their proprietary VX™ Cycle technology for the small-scale production of LNG. The agreement is important because it gives us exclusive rights to serve a new and large market opportunity with our legacy products as well as our newly introduced MOSTM reciprocating compressor and our recently acquired Guascor® engine line. We will now be able to provide liquefaction machines for the smallest to the largest LNG projects from large land-based and floating LNG projects to small scale LNG plants (quantities from 1,500 gallons per day to 100,000 gallons per day).

Revamp/Upgrade Opportunities

In addition to supplying new units, there are significant opportunities for us to supply engineered revamp and upgrade services to the installed base of rotating equipment.

Revamp services involve significant improvement to the aerodynamic performance of rotating machinery by incorporating newer technology to enhance equipment efficiency, durability or capacity. For example, steam turbine revamps involve modifying the original steam flow path components to match new operating specifications, such as requirements for power, speed and steam condition.

Upgrade services are offered on all our lines of rotating equipment, either in conjunction with revamps or on a stand-alone basis. Upgrades are offered to provide the latest applicable technology components for the equipment to improve durability, reliability, and/or availability. Typical upgrades include replacement of components such as governors, bearings, seals, pistons and electronic control devices and retrofitting of existing lubrication, sealing and control systems with newer technology.

Our proactive efforts to educate our clients on improved revamp technologies to our DATUM® line provide significant growth potential with attractive margins. We have the support systems in place, including our technology platform and service facilities and our cost effective Corporate Product Configurator (“CPC”) platform, to prepare accurate proposals that will allow us to take advantage of the growth potential in this market. In addition, we believe our alliance relationships will allow us to secure revamp opportunities.

Aftermarket Parts and Services

We continue to believe that the aftermarket parts and services segment provides us with long-term growth opportunities. Aftermarket parts and services are generally less sensitive to business cycles than the new units segment, although revenues and bookings tend to be higher in the second half of the year. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including: replacement parts, field service turnaround, service and repair, operation and maintenance contracts, rotor / spare parts storage, condition monitoring, controls retrofit, site / reliability audits, remote area energy solutions, equipment repair and rerates, equipment installation, applied technology, long-term service agreements, special coatings / weldings, product training, turnkey installation / project management and energy asset management.

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered, and servicing these units requires knowledge of their design and performance characteristics. We estimate that we currently provide approximately 57% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines and less than 5% of the supplier provided aftermarket parts and services needs of these same classes of equipment of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and as a result, our aftermarket activities tend to be concentrated on the provision of higher value-added parts and upgrades and the delivery of sophisticated operating, repair and overhaul services. Small independent companies tend to focus on local markets and have a more basic aftermarket offering.

A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEM service providers. We believe the steady demand for aftermarket parts and services from our installed base represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other OEMs’ installed base of equipment, developing new technology upgrades, increasing our penetration of higher value-added services to our own installed base and extending our served markets through acquisitions in contiguous markets such as gas and diesel engine repair, gas turbine repair, steam turbine trip and throttle valves, foundation repair and emission control technologies for integral gas engines.

Because equipment in our industry typically has a multi-decade operating life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, clients place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range, servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 49 service and support centers, including six engineering and research and development centers in 32 countries that employ over 1,500 service center and field service personnel, which service our own and other OEMs’ turbo and reciprocating compressors and steam and gas turbines. We believe our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Sales and Marketing

We market our services and products worldwide through our established sales presence in 32 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives. Our sales force is comprised of more than 700 direct sales/service personnel and a global network of approximately 180 independent representatives and distributors, all of whom sell our products and provide service and aftermarket support to our installed base locally in over 150 countries. We are able to deliver significant value to our clients through the use of our CPC platform, which permits us to interactively configure certain engineered solutions in real time at their location or ours in days rather than months. We believe this capability to be unique in the industry.

Manufacturing and Engineering Design

Our products and services are used primarily in supplying and servicing mission critical rotating equipment for the energy infrastructure market worldwide, where increased environmental regulations test our innovative technologies and design capabilities. Our technologies support our clients’ competitiveness by improving process efficiencies and reducing emissions. We have taken aggressive steps to address the challenge of increasing environmental regulation, including creating a strategic business unit to focus on our growth in environmental markets. Our lean manufacturing and quality efforts are critical to reducing waste in production, transportation, inventory and material use. We also use a “flexible manufacturing” strategy, which allows us to accomplish the same amount of manufacturing in less space, by using our suppliers to flex our capacity up or down as needed to meet our manufacturing requirements.

We are committed to providing our clients with the highest quality products and services, and are continuously striving for improved quality and efficiency of both our products and our processes. Our worldwide process innovation team works to improve quality, on-time delivery, cycle time and profitability. The team uses a number of continuous improvement tools such as Six Sigma, lean methodologies, value analysis/value engineering and total quality management. The team teaches employees how to apply value-creation and change management methodologies to their areas of responsibility, and to take ownership of process improvement. The lean philosophy and quality improvement principles are continually being encouraged and expanded throughout our Company in a structured fashion using a variety of tools. Since mid-2008, approximately 18,850 courses and workshops have been completed, and over 3,500 employees have completed at least one on-line lean course. From management to machine tool operators, our employees have an understanding of these quality and lean practices. Employees apply this knowledge in their daily activities to continuously improve the efficiency of our operations and service centers, thus providing our clients with faster and improved configured solutions, shorter response times, and improved cycle times.

We also seek to provide a competitive advantage to our clients through our current localization strategy with strategic arrangements in the Kingdom of Saudi Arabia, Brazil, Angola, China, India and South Korea.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners, multinational engineering, procurement and construction companies (“EPC”), petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include, among others, BP, Chevron, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon Petroleum Company, PDVSA, Pemex, Petrobras, PetroChina, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Total and Turkmengaz. In 2012, no one customer comprised more than 5% of total net revenues. In 2011, Chevron totaled 5.9% of total net revenues; and in 2010, Petrobras totaled 7.3% of total net revenues.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to selecting, procuring, installing, bringing on-line, operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we may become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services, which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. These alliance agreements are broad form agreements for supply of products and/or services and are generally terminable upon 30 days’ notice without penalty by either party.

Competition

We encounter competition in all areas of our business. We compete against products manufactured by competitors globally. The principal methods of competition in these markets relate to product performance, client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support, and price. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients are barriers to entry for potential new market entrants. Some of our existing competitors have greater financial and other resources than we do.

Over the last 25 years, the number of major competitors has declined by at least half in each of our principle product lines. Our larger competitors in the new unit segment of the turbo compressor industry include GE Oil & Gas, Solar Turbines, Inc., MAN Diesel & Turbo, Siemens, Rolls-Royce Energy, Elliott Company and Mitsubishi Heavy Industries; in the reciprocating compressor industry include GE Oil & Gas, Burckhardt Compression, Neuman & Esser Group, Ariel Corp., Howden Thomassen Compressors BV and Mitsui & Co., Ltd.; in the steam turbine industry include Siemens, Elliott Company, GE Oil & Gas, Mitsubishi Heavy Industries and Shin Nippon Machinery Co. Ltd.; and in the engine industry include GE/Jenbacher, Caterpillar and Cummins.

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

Research and Development

Our research and development expenses were $30.4 million, $27.6 million, and $23.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. Certain development expenses are associated with specific orders and are not shown as research and development expenses in our Consolidated Statement of Income, but instead are included in cost of sales. We have also acquired technologies through strategic acquisitions such as Synchrony, or through our investments in Ramgen and Echogen and through our agreements with ES&P and Expansion Energy LLC. We make a substantial investment in research and development each year in order to maintain our product and services leadership positions. We have developed many of the technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in each of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance, significant cost savings and lower environmental impacts. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2012, we had approximately 7,976 employees worldwide, with approximately 53% located in the United States. Approximately 33% of our employees in the United States are covered by collective bargaining agreements. Additionally, approximately 50% of our employees outside of the United States belong to industry or national labor unions.

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

Other Labor Relations Matters

Our operations in the following locations have individuals under collective bargaining agreements and/or are unionized: Olean, Painted Post and Wellsville, N.Y.; Burlington, Iowa; Le Havre, France; Peterborough, UK; Naroda, India; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; and Kongsberg, Norway. Further, certain of our employees in Brazil are subject to regional collective agreements. A new collective bargaining agreement was entered with our employees at our Wellsville, N.Y. facility in August 2012, and collective bargaining agreements will expire at our Painted Post, N.Y., and Burlington, Iowa facilities in March and June of 2013, respectively. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Although we believe that our relations with our represented employees are good, we cannot assure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

As part of its due diligence procedures leading up to the acquisition of Guascor, the Company identified a potential environmental liability associated with subsurface contamination at a facility in Spain. The Company is undertaking environmental site investigation work to characterize the subsurface contamination and develop the plans for the appropriate remedial actions to be taken. The Company does not expect that the environmental costs associated with the site investigation work and any future remediation actions will have a material adverse effect on the Company, and such costs are subject to indemnification by the sellers of Guascor under the share purchase agreement entered into between the Company, Guascor and the stockholders of Guascor, which provides that the sellers of Guascor will remain responsible for Guascor’s environmental liabilities that existed as of the May 4, 2011, closing date.

There is significant regulatory activity underway at both the federal and state levels related to climate change. It is expected that international agreements, climate legislation and promulgation of greenhouse gas regulation will continue. Ultimately, caps on carbon emissions in the United States may be established and the cost of regulation is not likely to be distributed uniformly as the energy sector is expected to incur disproportionate cost. Greenhouse gas regulation and reduction for companies in the power and energy sector will have a pronounced impact on key issues of business strategy, such as production economics, cost competitiveness, investment decisions and value of assets.

The timing and magnitude of these changes are uncertain. We have positioned and continue to position ourselves to provide solutions for our clients. Today we produce equipment for oil production, refining, petrochemical, LNG, pipelines and an array of other applications that, if this legislation were to be enacted or regulations promulgated, could slow investment by the clients that use our equipment. However, our products have applications regardless of the energy source; for instance, our high-speed rotating equipment can be used for the sequestration of CO2 as coal-fired power plants seek to reduce greenhouse gas emissions, in connection with the use of steam from plants now burning biomass to create electricity, as a means to create the bulk energy storage needed to more economically utilize wind and solar energy, in solar-thermal applications or, conceivably, to harness power from waves. While climate change presents business risk, it also presents business opportunities for us.

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

With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our proprietary technology is difficult and the steps we have taken may not prevent unauthorized disclosure or use of such technology. The disclosure or misappropriation of our trade secrets and other proprietary information could harm our ability to protect our rights and our competitive position.

Our Company’s name and principal trademark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc. and now a wholly-owned subsidiary of General Electric Company. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.

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

We have adopted a Code of Conduct that applies to all employees, executive officers and directors and a Code of Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers. The Code of Conduct, which serves as our “Code of Business Conduct and Ethics” as required by Section 303A.10 of the New York Stock Exchange Listed Company Manual, and the Code of Ethics for the CEO and Senior Financial Officers, which serves as our “Code of Ethics” under Item 406 of Regulation S-K, are posted on our website, www.dresser-rand.com, and are available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o General Counsel, 112 Avenue Kleber, 75784 Cedex 16 Paris, France, or West8 Tower, Suite 1000, 10205 Westheimer Rd. Houston, Texas, 77042.

Any amendment to the Code of Ethics for the CEO and Senior Financial Officers, any waiver of any provision of the Code of Conduct granted to one of our executive officers or members of the board of directors or any waiver of any provisions of the Code of Ethics for the CEO and Senior Financial Officers granted to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions, will be disclosed on our website at www.dresser-rand.com or in a report on Form 8-K within four business days of such event. Any amendment to the Code of Conduct will also be disclosed on our website at www.dresser-rand.com. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Company’s Board of Directors or a Committee of the Board authorized to do so.

ITEM 1A. RISK FACTORS ($ and € in millions)

Economic recessions could adversely affect our business.

Prolonged periods of adverse global economic conditions could decrease demand for oil and gas, which in turn could result in lower prices for oil and gas. Such decreased demand and lower prices can result in lower demand for our new equipment and, to a lesser extent, aftermarket parts and services and, therefore, could adversely affect our results of operations and cash flows. For example, the decline in global economic activity in late 2008 and into 2009 significantly reduced demand for our new units and, to a lesser extent, our aftermarket parts and services. New units and aftermarket bookings in 2009 declined 49.1% and 14.6%, respectively, from 2008 levels. A significant portion of the decline in aftermarket bookings in 2009 compared to 2008 was due to currency translation resulting from the impact of a stronger U.S. dollar.

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

Prices of oil and gas have been very volatile over recent years. For example, prices increased to historic highs in July 2008 followed by a significant decline through February 2009. These price declines reduced demand for our new units and, to a lesser extent, for our aftermarket parts and services, from the levels experienced during 2008; and our new unit bookings in 2009 declined 49.1% compared with 2008.

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

We may not be successful in implementing our business strategy.

We estimate that we currently provide approximately 57% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines, and less than 5% of the aftermarket parts and services needs of these same classes of equipment of other manufacturers. The successful implementation of our strategy depends on our ability to provide aftermarket parts and services to both our own and our competitors’ installed base of equipment, to develop and maintain our alliance relationships and to maintain competitive costs. Our ability to successfully implement our aftermarket business strategy also depends to a large extent on the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of clients to outsource their service needs to us and general economic conditions. In addition, our ability to implement and execute our localization initiatives, globalize our gas turbine repair business, make strategic acquisitions, reduce cycle times, execute large, complicated extended scope projects and enter into service contracts and new alliance agreements with national oil companies in developing countries will impact the success of our business strategy. We cannot assure you that we will succeed in implementing our strategy.

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

We are required by the laws and regulations of some foreign countries, as well as the policies of or contracts with some of our clients located in foreign countries, to manufacture, package or procure a defined portion of our products in that foreign country. These requirements are commonly referred to as “local content requirements.” In order to satisfy these local content requirements, we have undertaken several localization initiatives in selected foreign countries. Some of our competitors with more significant capital resources may elect in the future to implement or expedite their own localization efforts in these countries, and those efforts may result in competitive advantages for them. Our failure to successfully implement our localization initiatives, or otherwise acquire and maintain the capability to satisfy applicable local content requirements, could result in our losing business to our competitors and/or our breaching the terms of existing agreements, potentially resulting in damages, including monetary penalties. Depending on the value to us of lost business or the amounts of any contractual penalties, these consequences could have a material adverse effect on our results of operations.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business. The principal differentiators of competition in our markets include product performance and quality, product technology, new unit client service, product lead times, global reach, brand reputation, breadth of product line, quality of aftermarket service and support and price. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. Certain clients may be more price sensitive and less receptive to our value proposition of providing the lowest total life cycle costs and minimizing environmental impacts. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, client service and support and our sales networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace, our business could be adversely affected.

In our aftermarket parts and services segment, we compete with our major competitors, small independent local service providers and our clients’ in-house service providers. Other OEMs typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are terminable without penalty by either party, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business. Most of the other OEMs are significantly larger in terms of revenues, cash flow, and market capitalization, and they may have better access to capital than we do. Certain of these OEMs have additional products such as large gas turbines that they can offer in a bundled solution in addition to our class of equipment.

We may not be able to integrate our acquisitions successfully, or achieve the expected benefits from acquisitions, which could adversely affect our results.

We have at times used acquisitions as a means of expanding our business to enhance returns and expect that we will continue to do so. If we do not successfully integrate our acquisitions, we may not realize expected operating improvements and synergies. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies involve a number of risks, including:

•	use of available cash, new borrowings or borrowings under our Senior Secured Credit Facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration into our existing systems, programs and processes;

•	difficulties in the assimilation and retention of employees;

•	potential adverse effects on our operating results; and

•	failure to implement effective internal control, resulting in potential adverse effects on internal control over financial reporting and disclosure controls and procedures, which could result in material weaknesses or a failure to file our periodic reports with the SEC on a timely basis.

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

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business globally. For the year ended December 31, 2012, 33% of our net revenue was derived from North America (approximately 92% of which was in the United States), 25% from Europe, 11% from the Middle East and Africa, 15% from Asia Pacific/Southern Asia and 16% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls that impact our ability to convert currencies;

•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries;

•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	aging of a highly-skilled work force and difficulty in staffing and managing widespread global operations and field services;

•	adverse labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations;

•	nationalization of owned-assets;

•	unexpected transportation delays or interruptions;

•	changes in regulatory requirements or government programs; and

•	the burden of complying with multiple and potentially conflicting laws.

Our worldwide operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations, or expropriation.

Some of the markets in which we operate are politically unstable and are subject to occasional civil and communal unrest. Riots, strikes, the outbreak of war or terrorist attacks in locations where we have operations or commercial interests could also adversely affect our business.

We have various policies that restrict or prohibit sales of our products and services into countries that are subject to various embargoes and sanctions or to countries designated as state sponsors of terrorism. In some cases, these policies are more restrictive than what is required under applicable law. Historically, certain of our foreign subsidiaries have sold compressors, turbines and related parts, accessories and services to clients located in certain of these countries, including enterprises controlled by government agencies in the oil, gas, petrochemical and power generation industries. However, the Company has imposed policy restrictions on these transactions. Initially, the Company acted to bar its subsidiaries from entering into new binding agreements with clients in states designated as sponsoring terrorism for any new units in January 2008 and for aftermarket products and services in March 2010. The Company applied the policies on a prospective basis for companies that it acquired after such policies went into effect. Subsequently, in October 2012, the Company adopted a policy prohibiting all business with the government of Iran or any person subject to the jurisdiction of Iran. This recently adopted policy is consistent with the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expanded sanctions against Iran effective in October 2012 and instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHRA. This policy was effective immediately and applied to all contracts, including those in existence on the effective date of the policy.

During 2012, Guascor received payments from a customer in Iran pursuant to a contract for the sale of gas-powered generators. Guascor entered into this contract in January 2011, prior to it being acquired by the Company, and the shipments to the customer pursuant to this contract were not in violation of the U.S. sanctions on Iran or the Company’s policies in place at the time. Payments under the contract were received through a letter of credit issued in June 2011 by Bank Tejarat, an Iranian bank (the “Bank”). Guascor has not engaged in any direct dealings with the Bank, which was selected solely by the Iranian customer. However, Guascor was designated by the customer as the beneficiary under the letter of credit. On January 23, 2012, after the letter of credit was issued, the Bank was designated by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) as subject to sanctions pursuant to Executive Order 13382. During 2012, Guascor received a total of three payments from the customer via the Bank-issued letter of credit totaling €1.2 (approximately $1.6), two of which, totaling €0.9 ($1.2) were received in November 2012 after the expanded sanctions against Iran were in effect. There were no net profits associated with the receipt of these payments under the letter of credit. Guascor is in the process of winding down all transactions with Iran in accordance with a general license from OFAC and, with the exception of one final payment of €0.1 (approximately $0.1) that is scheduled to be received on or before March 4, 2013, under the Bank-issued letter of credit, no additional dealings with or involving the Bank are contemplated. The Company has fully disclosed the receipt of these payments to OFAC, requesting a finding that no violation has occurred, and has requested from OFAC a license with respect to the final payment scheduled to be received in March 2013. Although there is a risk of sanctions associated with the November 2012 payments, under the particular facts and circumstances described above, the Company believes that sanctions, if any, would not have a material adverse effect on our financial condition.

The Company’s foreign subsidiaries’ aggregate 2012 sales into countries that are subject to these policies was less than 1% of the Company’s total sales in 2012 and only included sales to Iran before the new expanded sanctions against Iran went into effect in October 2012. We did not make any sales to Iran after these new sanctions were effective.

Although such sales are not material in magnitude to our overall business, certain investors may view even this level of business in such countries adversely. This could have an adverse impact on the market price of our common stock and our Senior Subordinated Notes. While the U.S. sanctions against Iran prohibit the Company and all of its subsidiaries from directly or indirectly engaging in any business activities with that country, the sanctions and embargoes involving Syria and Sudan generally do not prohibit our non-U.S. subsidiaries from transacting business in such countries; however, they may prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. persons, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These legal and self-imposed constraints, together with other constraints that may be adopted in the future, may continue to negatively affect the financial or operating performance of our remaining business activities in Syria and Sudan.

We operate in some countries in which the risk of bribery and other corrupt activities is recognized and, despite our due diligence and other compliance efforts, the companies we acquire pose risks of prior corrupt practices that could adversely affect us. We have detailed policies prohibiting illegal payments and other corrupt activities and have a related comprehensive training and compliance program. However, a risk of bribery or other corrupt activities remains despite our efforts. In such circumstances, we could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of our business operations in those jurisdictions, if evidence of such bribery or other corrupt activities was found.

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

The economic and political situation in Venezuela is subject to change. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolívar receivable balances and bolívar cash balances. The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on February 8, 2013. As a result of the 2013 devaluation, the Company estimates a non-deductible foreign exchange loss of approximately $3.5 million in the first quarter of 2013. Additionally, the Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolívars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations. Specifically, included in our cash balance of $122.8 million reported at December 31, 2012, was $0.5 million denominated in Venezuelan bolívars. The balance is primarily a result of favorable operating cash flows in Venezuela.

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

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified key personnel. In addition, there is significant demand in our industry for qualified engineers, mechanics and other skilled workers. We cannot assure you that we will be able to retain all of our current senior management personnel and to attract and retain other necessary personnel, including qualified mechanics, engineers and other skilled workers, necessary for the development of our business and the replacement of an aging, highly-skilled work force. The loss of the services of senior management and other key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

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

We routinely deal with natural gas, oil and other petroleum products. As a result of our manufacturing and services operations, we generate, manage and dispose of, or recycle hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, wash-down wastes and sandblast material. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, clean-up and monitoring requirements under U.S. and foreign, federal, state and local environmental laws and regulations. Such liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party also is liable.

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

Our U.S. clients are heavily regulated by the Occupational Safety & Health Administration concerning workplace safety and health. Our clients have very high expectations regarding safety and health issues and require us to maintain safety performance records for our worldwide operations, field services, repair centers, sales and manufacturing plants. Our clients often insist that our safety performance equal or exceed their safety performance requirements. Most of our major clients have safety performance criteria for their suppliers in order to be qualified for their “approved suppliers” list. If we fail to meet a client’s safety performance requirements, we may be removed from that client’s approved supplier database and precluded from bidding on future business opportunities with that client.

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

As of December 31, 2012, we had approximately 7,976 employees worldwide. Of our employees, approximately 53% are located in the United States. Approximately 33% of our employees in the United States are covered by collective bargaining agreements including operations in Olean, Painted Post and Wellsville, N.Y., and in Burlington, Iowa. Collective bargaining agreements will expire at our Painted Post and Burlington facilities in March and June of 2013, respectively. We have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Furthermore, approximately 50% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following international locations are unionized with agreements negotiated annually: Le Havre, France; Peterborough, UK; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; Kongsberg, Norway; and Naroda, India. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Security threats and sophisticated computer crime pose a risk to our information systems, networks, products and services.

We rely upon information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Information system security threats and sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. A failure of or breach in security could expose the Company and our clients and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

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

Our business may be adversely affected if we encounter difficulties as we implement an Oracle-based information management system.

We are in the process of implementing an Oracle-based information management system across our worldwide operations. We have implemented the system in various locations representing approximately 50% of our business operations based on revenues in 2012. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

Our Company’s name and principal mark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc. and now a wholly-owned subsidiary of General Electric Company. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to build our brand identity could be negatively affected.

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

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our publicly traded securities in spite of our operating performance. In addition, our operating results could be below the expectations of securities analysts and investors, and in response, the market price of our securities could decrease significantly. Among other factors that could affect the price of our securities are:

•	actual or anticipated fluctuations in operating results, which may be caused by, among other things, variability in the timing and size of very large orders and shipments in the new units segment;

•	changes in opinions and earnings and other financial estimates by securities analysts;

•	actual or anticipated changes in economic, political or market conditions, such as regime and / or leadership changes, recessions, depressions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, new products and technologies or other strategic initiatives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Houston, Texas, and Paris, France. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2012. Each of the material facilities listed below are included in both the new unit and aftermarket parts and services segments.

		Approximate
Location	Status	Square Feet	Type
Le Havre, France	Owned/Leased	1,449,425	Manufacturing and services
Olean, New York	Owned	911,257	Manufacturing and services
Painted Post, New York	Owned	840,000	Manufacturing and services
Wellsville, New York	Owned	396,912	Manufacturing and services
Houston, Texas	Owned	237,000	Manufacturing, warehouse and services
Peterborough, United Kingdom	Owned	170,926	Manufacturing and services
Houston, Texas	Owned/Leased	156,041	Manufacturing and services
Kongsberg, Norway	Leased	116,101	Manufacturing and services
Burlington, Iowa	Owned	114,000	Manufacturing and services
Naroda, India	Leased	102,000	Manufacturing and services
Zumaia, Spain	Owned	135,931	Manufacturing and services
Zumaia, Spain	Leased	91,399	Manufacturing, warehouse and services
Oberhausen, Germany	Owned	75,122	Manufacturing and services
Salem, Virginia	Leased	58,800	Manufacturing and services
Bielefeld, Germany	Owned	30,492	Manufacturing and services

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

	High	Low
2012
Three months ended March 31, 2012	$54.61	$46.39
Three months ended June 30, 2012	$48.93	$41.13
Three months ended September 30, 2012	$55.54	$43.93
Three months ended December 31, 2012	$56.14	$49.28
2011
Three months ended March 31, 2011	$53.62	$41.05
Three months ended June 30, 2011	$55.32	$46.52
Three months ended September 30, 2011	$55.85	$35.69
Three months ended December 31, 2011	$54.96	$39.62

As of February 21, 2013, there were 8 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 40,129 as of February 21, 2013.

At December 31, 2012, the amount available to us to pay cash dividends under the more restrictive covenants of our Senior Secured Credit Facility and our indenture governing the Senior Subordinated Notes is limited to $200.0 million plus 50% of the net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter as available cumulatively after previous dividends and certain stock repurchases. Historically, we have not paid dividends, and any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended December 31, 2012:

				Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased	Shares That May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans or	Under the Plans or
Period	(a)	Per Share	Programs	Programs
October 2012	—	$—	—	$—
November 2012	1,418	$49.83	—	$—
December 2012	58	$55.09	—	$—

Total	1,476		—	$—

(a)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total stockholder return with a general market index (the “S&P 500”) and the PHLX Oil Service Sector Index (“OSX”) of 15 companies in the oil service sector. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dresser-Rand Group Inc., the S&P 500 and the OSX at the close of trading on December 31, 2007, and assumes the reinvestment of all dividends.

	INDEXED RETURNS
	Years Ending
Company / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Dresser-Rand Group Inc.	$100	$76	$139	$187	$219	$246
S&P 500 Index	100	74	91	103	103	116
PHLX Oil Service Sector Index	100	73	118	148	131	133

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

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
Consolidated Statement of Income Data:
Net sales, third parties	$2,736.4	$2,311.6	$1,953.6	$2,289.6	$2,194.7
Cost of sales	2,004.3	1,667.9	1,366.7	1,632.1	1,576.1

Gross profit	732.1	643.7	586.9	657.5	618.6
Selling and administrative expenses	365.8	357.4	300.5	287.3	273.8
Research and development expenses	30.4	27.6	23.9	20.3	12.7
Curtailment amendment / plan settlement	—	—	—	1.3	(5.4)

Income from operations	335.9	258.7	262.5	348.6	337.5
Interest expense, net	(60.2)	(61.7)	(33.0)	(31.8)	(29.4)
Early redemption premium on debt	—	(10.1)	—	—	—
Other expense, net	—	(3.0)	(13.8)	(4.9)	(6.8)

Income before income taxes	275.7	183.9	215.7	311.9	301.3
Provision for income taxes	92.8	62.9	69.0	101.1	103.6

Net income	182.9	121.0	146.7	210.8	197.7
Net income attributable to noncontrolling interest	(3.9)	(0.2)	—	—	—

Net income attributable to Dresser—Rand	$179.0	$120.8	$146.7	$210.8	$197.7

Net income per share:
Basic	$2.37	$1.56	$1.81	$2.58	$2.36
Diluted	$2.35	$1.54	$1.80	$2.57	$2.36
Consolidated Statement of Cash Flow Data:
Cash flows provided by operating activities	$92.8	$108.1	$375.6	$129.8	$234.8
Cash flows used in investing activities	(124.1)	(346.0)	(106.1)	(62.6)	(136.3)
Cash flows provided by (used in) financing activities	27.2	(53.3)	(68.3)	1.9	(148.6)

(1)	Results for the year ended December 31, 2011, include the results of Guascor from the date of acquisition. For further discussion, see Note 3 to the consolidated financial statements.

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$122.8	$128.2	$420.8	$223.2	$147.1
Total assets	3,333.0	3,063.7	2,314.3	2,150.2	2,052.2
Debt:
Current portion of debt	35.9	39.3	—	0.1	0.2
Long-term debt, net of current portion	1,014.9	990.4	370.0	370.0	370.1
Total debt	1,050.8	1,029.7	370.0	370.1	370.3
Stockholders’ equity	1,094.9	873.0	1,087.3	1,012.6	760.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our ability to implement our business strategy;

•	delivery delays by certain third-party suppliers of large equipment;

•	our ability to comply with local content requirements;

•	our ability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings and revenues due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions or achieve the expected benefits from acquisitions;

•	economic, political and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and responses to concerns regarding climate change;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	information systems security threats and computer crime;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our brand name may be confused with others;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-K.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what the impact would be on our results of operations and financial condition. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by applicable law. Further discussion of these and other risk considerations is provided in Item 1A, Risk Factors, in this Form 10-K.

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

Overview

We have been serving the energy markets since 1840. For over 170 years, the Company has been able to build on the legacy of innovation and technology from companies that include many of the most respected names in the industry — Dresser-Clark, Ingersoll Rand, Worthington, Turbodyne, Terry, Nadrowski, Coppus, Murray, Gimpel, Peter Brotherhood, Arrow Industries, Enginuity, Compressor Renewal Services, Grupo Guascor, S.L., Leading Edge Turbine Technologies, Turbo Machines Field Services and Synchrony. During that time, we have amassed the largest installed base of equipment in our class, which we believe would be very difficult for competitors to replicate.

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. Our high-speed rotating equipment is also supplied to the environmental solutions market space within energy infrastructure.

Our products are used for applications that include oil and gas production and gas lift; high-pressure gas injection and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications for general industrial markets such as paper, steel, sugar and distributed power generation. We are also a supplier of diesel and gas engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, technical support and other extended services. In addition, see Item 1, Business, in this Form 10-K for a description of the markets we serve.

We operate globally with manufacturing facilities in the U.S., France, Spain, UK, Germany, Norway and India. We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 76 sales offices, 49 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations). For the year ended December 31, 2012, 33% of our net revenue was derived from North America (approximately 92% of which was in the United States), 25% from Europe, 11% from the Middle East and Africa, 15% from Asia Pacific / Southern Asia and 16% from Latin America. For the year ended December 31, 2011, 31% of our net revenue was derived from North America (approximately 92% of which was in the United States), 22% from Europe, 14% from the Middle East and Africa, 15% from Asia Pacific / Southern Asia and 18% from Latin America. For the year ended December 31, 2010, 35% of our net revenue was derived from North America (approximately 88% of which was in the United States), 21% from Europe, 15% from the Middle East and Africa, 17% from Asia Pacific / Southern Asia and 12% from Latin America.

Segment Information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)	New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, packaging, testing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, and research and development expenses. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment and intangible assets. There are no significant intercompany transactions between our reportable segments.

Effects of Currency Fluctuations

Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a large purchase or a large sales transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs is denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in foreign currency hedging strategies going forward, but have not attempted to qualify our foreign currency hedges for hedge accounting treatment. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our consolidated financial condition and results of operations.

Revenues

Our revenues are primarily generated through the sale of new units and aftermarket parts and services. Revenues are recognized as described in Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Cost of Sales

Cost of sales includes raw materials, manufacturing and services related employee and overhead costs, freight and warehousing and product engineering.

Selling and Administrative Expenses

Selling expenses consist of costs associated with marketing and sales. Administrative expenses are primarily management, corporate expenses and legal costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other labor related costs, depreciation, workstations and software costs associated with product development. These costs are expensed as incurred. Expenses for major projects are carefully evaluated to manage return on investment requirements.

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

Bookings and Backlog

Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. Historically, contract cancellations were recorded as reductions in current period bookings. Beginning July 1, 2012, contract cancellations are being recorded as direct adjustments to backlog with no impact on current period bookings. Contract cancellations in historical periods have not been material to bookings or backlog. The change in policy provides more relevant information about current market activity by recognizing economic events in the periods in which they occur. In accordance with this policy, material contract cancellations directly adjusting backlog will be separately disclosed.

New Units

Bookings represent firm orders placed for a specific scope of supply during the period, whether or not filled. The elapsed time from booking to completion of performance is typically four to fifteen months (and potentially longer for certain major projects). The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of authorization that management has determined are likely to be performed. Although backlog represents business that is considered firm, cancellations or scope adjustments may occur. In certain cases, cancellation of a contract provides us with the opportunity to bill for certain incurred costs and penalties. Backlog is adjusted to reflect currency exchange rates as of the date the backlog is reported.

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

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our Senior Secured Credit Facility, we are entitled to have up to $600.0 of letters of credit outstanding at any time, subject to certain conditions. From time to time, we also use letters of credit and bank guarantees issued by banks offering uncommitted lines of credit, which are not limited by the Senior Secured Credit Facility.

Results of Operations

Year ended December 31, 2012, compared to the year ended December 31, 2011

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
Consolidated Statement of Operations Data:
Revenues	$2,736.4	100.0%	$2,311.6	100.0%
Cost of sales	2,004.3	73.2	1,667.9	72.2

Gross profit	732.1	26.8	643.7	27.8
Selling and administrative expenses	365.8	13.4	357.4	15.4
Research and development expenses	30.4	1.1	27.6	1.2

Income from operations	335.9	12.3	258.7	11.2
Interest expense, net	(60.2)	(2.2)	(61.7)	(2.7)
Early redemption premium on debt	—	—	(10.1)	(0.4)
Other expense, net	—	—	(3.0)	(0.1)

Income before income taxes	275.7	10.1	183.9	8.0
Provision for income taxes	92.8	3.4	62.9	2.7

Net income	182.9	6.7	121.0	5.3
Net income attributable to noncontrolling interest	(3.9)	(0.2)	(0.2)	(0.0)

Net income attributable to Dresser—Rand	$179.0	6.5%	$120.8	5.3%

Bookings	$3,162.8		$2,858.6

Backlog—ending	$2,946.0		$2,552.6

Revenues. Revenues were $2,736.4 for the year ended December 31, 2012, compared to $2,311.6 for the year ended December 31, 2011, an increase of $424.8 or 18.4%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased principally as a result of higher volume during the year ended December 31, 2012. Guascor contributed approximately $118.6 million of incremental revenues in 2012 resulting from the effect of having a full year of Guascor revenues in 2012 versus only eight months in the year ended December 31, 2011. In addition, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. The increase was partially offset by a decrease in market activity in the power sector. The Company experienced lower volumes in the year ended December 31, 2011, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments as well as from a flood in our Wellsville facility. For the year ended December 31, 2012, revenues also decreased approximately $103.1 as a result of the translation impact of foreign currency fluctuations.

Cost of sales. Cost of sales was $2,004.3 for the year ended December 31, 2012, compared to $1,667.9 for the year ended December 31, 2011. As a percentage of revenues, cost of sales was 73.2% for 2012, compared to 72.2% for 2011. The increase was caused by the completion of certain higher margin projects during the year ended December 31, 2011, which were not replicated in the year ended December 31, 2012, leading to a less favorable mix. The effect of inflation on cost of sales was substantially offset by the translation impact of foreign currency fluctuations.

Gross profit. Gross profit was $732.1, or 26.8% of revenues, for the year ended December 31, 2012, compared to $643.7, or 27.8% of revenues, for the year ended December 31, 2011. We experienced decreased gross profit as a percentage of revenues year over year as a result of the factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $365.8 for the year ended December 31, 2012, compared to $357.4 for the year ended December 31, 2011. The effect of having a full year of Guascor selling and administrative expenses in 2012 versus only eight months in the year ended December 31, 2011, was substantially offset by the approximately $16.3 of non-recurring transaction and integration costs that were incurred in the year ended December 31, 2011, associated with the acquisition of Guascor. For the year ended December 31, 2012, selling and administrative expenses include costs of approximately $5.1 for the realignment plan principally to integrate and streamline Guascor. Inflation was substantially offset by the translation impact of foreign currency fluctuations. As a percentage of revenues, selling and administrative expenses decreased to 13.4% from 15.5% as a result of operating leverage on higher volumes and the factors discussed above.

Research and development expenses. Research and development expenses for the year ended December 31, 2012, were $30.4 compared to $27.6 for the year ended December 31, 2011. The increase in research and development expenses is the result of additional expenses related to the execution of multi-year major programs that support our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines. The acquisition of Synchrony in January 2012 is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® I, DATUM® ICS and steam turbines.

Income from operations. Income from operations was $335.9 for the year ended December 31, 2012, compared to $258.7 for the year ended December 31, 2011. As a percentage of revenues, operating income increased to 12.3% for 2012 compared to 11.2% for 2011. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $60.2 for the year ended December 31, 2012, compared to $61.7 for the year ended December 31, 2011. Interest expense, net for the year ended December 31, 2011, includes $8.5 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes, which was completed in March 2011. This impact has been partially offset by interest on additional borrowings principally associated with the acquisitions of Guascor and Synchrony, as well as share repurchases executed in 2011.

Early redemption premium on debt. For the year ended December 31, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes.

Other expense, net. Other expense, net was $0.0 for the year ended December 31, 2012, compared to $3.0 for the year ended December 31, 2011. Other expense, net consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting. A summary of the major components of other expense, net is included in Note 19 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Provision for income taxes. Provision for income taxes was $92.8 for the year ended December 31, 2012, and $62.9 for the year ended December 31, 2011. The effective tax rate for 2012 was 33.7% compared to 34.2% for 2011. Our estimated income tax provisions for the years ended December 31, 2012 and 2011, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that it is more- likely-than-not will not be realized. We will adjust valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will or will not be realized.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, the tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA been enacted prior to January 1, 2013, our overall tax expense would have been approximately $4.0 lower at an overall effective rate of approximately 32.0%. This $4.0 benefit will be reflected in the first quarter of 2013 as a discrete event.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the year ended December 31, 2012, were $3,162.8 compared to $2,858.6 for the year ended December 31, 2011, an increase of $304.2 or 10.6%. The markets for our products and services remained strong in 2012, and we achieved record levels of bookings in both segments. The increase in new unit bookings reflects continuing recovery across worldwide energy infrastructure markets, with major orders from the midstream and upstream markets. The increase in aftermarket parts and services bookings reflects the ongoing economic improvement in most regions, particularly the Middle East and Latin America. Guascor contributed approximately $109.5 million of incremental bookings in 2012 resulting from the effect of having a full year of Guascor bookings in 2012 versus only eight months in the year ended December 31, 2011. The increase was partially offset by a decrease in market activity in the power sector.

During the year ended December 31, 2011, the Company was awarded contracts for compression equipment and services, which include up to 80 DATUM® compressor trains that will be installed on eight floating production, storage and offloading FPSO vessels. In the year ended December 31, 2011, approximately $410.0 and $60.0 were reflected in the Company’s new units and aftermarket bookings, respectively.

Backlog was $2,946.0 at December 31, 2012, compared to $2,552.6 at December 31, 2011. We had record year-end backlog at December 31, 2012, resulting from the continuing growth in our served industry markets, especially the upstream oil and gas markets. The upstream market, especially FPSO, is expected to remain a robust market for our products and services over the next several years as operators continue to develop hydrocarbon reserves in deeper waters. During the year ended December 31, 2012, backlog was directly reduced by $58.4 as a result of a contract cancellation.

Segment Analysis — year ended December 31, 2012, compared to year ended December 31, 2011

	Year ended December 31, 2012		Year ended December 31, 2011
Revenues
New units	$1,301.6	47.6%	$1,082.2	46.8%
Aftermarket parts and services	1,434.8	52.4%	1,229.4	53.2%

Total revenues	$2,736.4	100.0%	$2,311.6	100.0%

Gross profit
New units	$215.9		$210.1
Aftermarket parts and services	516.2		433.6

Total gross profit	$732.1		$643.7

Income from operations
New units	$117.9		$110.4
Aftermarket parts and services	323.2		252.7
Unallocated	(105.2)		(104.4)

Total income from operations	$335.9		$258.7

Bookings
New units	$1,630.0		$1,500.3
Aftermarket parts and services	1,532.8		1,358.3

Total bookings	$3,162.8		$2,858.6

Backlog—ending
New units	$2,370.6		$2,075.2
Aftermarket parts and services	575.4		477.4

Total backlog	$2,946.0		$2,552.6

New Units

Revenues. Revenues for this segment were $1,301.6 for the year ended December 31, 2012, compared to $1,082.2 for the year ended December 31, 2011, an increase of $219.4 or 20.3%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the year ended December 31, 2012. The Company experienced lower volumes in the year ended December 31, 2011, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments as well as a flood in our Wellsville facility. Guascor contributed approximately $24.4 million of incremental revenues in 2012 resulting from the effect of having a full year of Guascor revenues in 2012 versus only eight months in the year ended December 31, 2011. The increase in revenues was partially offset by the decrease in market activity in the power sector. The translation impact of foreign currency fluctuations decreased new unit revenue by approximately $38.8 for the year ended December 31, 2012.

Gross profit. Gross profit was $215.9 for the year ended December 31, 2012, compared to $210.1 for the year ended December 31, 2011. Gross profit, as a percentage of segment revenues, was 16.6% for the year ended December 31, 2012, compared to 19.4% for the year ended December 31, 2011. We experienced decreased gross profit as a percentage of sales in our new units segment because the year ended December 31, 2011, included certain higher margin projects, leading to a less favorable mix for the year ended December 31, 2012. The increase in new units as a percentage of total revenues also resulted in a higher allocation of fixed costs. The net effect of these items was partially offset by the flood in May 2011, which had an unfavorable impact on the absorption of fixed costs for our Wellsville facility, resulting in higher cost of sales and reduced gross profit for the year ended December 31, 2011.

Income from operations. Income from operations was $117.9 for the year ended December 31, 2012, compared to $110.4 for the year ended December 31, 2011. As a percentage of segment revenues, income from operations was 9.1% for 2012 compared to 10.2% for 2011. Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above, partially offset by higher operating leverage on selling, general and administrative expenses.

Bookings and backlog. New units bookings for the year ended December 31, 2012, were $1,630.0 compared to $1,500.3 for the year ended December 31, 2011. The increase in new unit bookings reflects continuing recovery across worldwide energy infrastructure markets, with major orders from the midstream and upstream markets. During the year ended December 31, 2011, the Company was awarded contracts for compression equipment and services, which include up to 80 DATUM® compressor trains that will be installed on eight FPSO vessels. In the year ended December 31, 2011, approximately $410.0 was reflected in the Company’s new units bookings. Guascor contributed approximately $16.9 million of incremental bookings in 2012 resulting from the effect of having a full year of Guascor bookings in 2012 versus only eight months in the year ended December 31, 2011. The increase in bookings was partially offset by a decrease in market activity in the power sector. Backlog was $2,370.6 at December 31, 2012, compared to $2,075.2 at December 31, 2011. We had record year-end backlog at December 31, 2012, resulting from the continuing growth in our served industry markets, especially the upstream and midstream oil and gas markets. The upstream market, especially FPSO, is expected to remain a robust market for our products and services over the next several years as operators continue to develop hydrocarbon reserves in deeper waters. During the year ended December 31, 2012, backlog was directly reduced by $58.4 as a result of a contract cancellation.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $1,434.8 for the year ended December 31, 2012, compared to $1,229.4 for the year ended December 31, 2011, an increase of $205.4 or 16.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the year ended December 31, 2012, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. The effect of having a full year of Guascor revenues in 2012 versus only eight months in the year ended December 31, 2011, was approximately $94.2. An adverse translation impact of foreign currency fluctuations decreased aftermarket revenues by approximately $64.3 year over year.

Gross profit. Gross profit was $516.2 for the year ended December 31, 2012, compared to $433.6 for the year ended December 31, 2011. Gross profit, as a percentage of segment revenues, was 36.0% for 2012 compared to 35.3% for 2011. Gross profit as a percentage of revenues increased principally due to a lower allocation of fixed costs resulting from a decrease in aftermarket revenues as a percentage of total revenues.

Income from operations. Income from operations was $323.2 for the year ended December 31, 2012, compared to $252.7 for the year ended December 31, 2011. As a percentage of segment revenues, income from operations was 22.5% for 2012 compared to 20.6% for 2011. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above as well as higher operating leverage on selling, general and administrative expenses.

Bookings and backlog. Bookings for the year ended December 31, 2012, were $1,532.8, compared to $1,358.3 for the year ended December 31, 2011. The increase in aftermarket parts and services bookings reflects the ongoing economic improvement in most regions, particularly the Middle East and Latin America. The effect of having a full year of Guascor bookings in 2012 versus only eight months in the year ended December 31, 2011, was approximately $92.6. During the year ended December 31, 2011, the Company was awarded contracts for compression equipment and services, which include up to 80 DATUM® compressor trains that will be installed on eight FPSO vessels. In the year ended December 31, 2011, approximately $60.0 was reflected in the Company’s aftermarket bookings. Backlog was $575.4 at December 31, 2012, compared to $477.4 at December 31, 2011.

Year ended December 31, 2011, compared to the year ended December 31, 2010

	Year Ended December 31, 2011		Year Ended December 31, 2010
Consolidated Statement of Operations Data:
Revenues	$2,311.6	100.0%	$1,953.6	100.0%
Cost of sales	1,667.9	72.2	1,366.7	70.0

Gross profit	643.7	27.8	586.9	30.0
Selling and administrative expenses	357.4	15.4	300.5	15.4
Research and development expenses	27.6	1.2	23.9	1.2

Income from operations	258.7	11.2	262.5	13.4
Interest expense, net	(61.7)	(2.7)	(33.0)	(1.7)
Early redemption premium on debt	(10.1)	(0.4)	—	—
Other expense, net	(3.0)	(0.1)	(13.8)	(0.7)

Income before income taxes	183.9	8.0	215.7	11.0
Provision for income taxes	62.9	2.7	69.0	3.5

Net income	121.0	5.3	146.7	7.5
Net loss attributable to noncontrolling interest	(0.2)	(0.0)	—	—

Net income attributable to Dresser—Rand	$120.8	5.3%	$146.7	7.5%

Bookings	$2,858.6		$2,236.4

Backlog—ending	$2,552.6		$1,964.6

Revenues. Revenues were $2,311.6 for the year ended December 31, 2011, compared to $1,953.6 for the year ended December 31, 2010, a $358.0 or 18.3% increase. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased as a result of higher volume in 2011 principally from the acquisition of Guascor, which contributed approximately $318.2 of revenues in the year ended December 31, 2011. Revenues also increased approximately 2.2% as a result of the translation impact of foreign currency fluctuations.

Cost of sales. Cost of sales was $1,667.9 for the year ended December 31, 2011, compared to $1,366.7 for the year ended December 31, 2010. As a percentage of revenues, cost of sales increased to 72.2% for 2011 compared to 70.0% for 2010. The increase in cost of sales as a percentage of revenues was caused by a return to more normal levels of material productivity compared to the previous two years and a less favorable mix resulting from the acquisition of Guascor. Operational productivity was more than offset by the unfavorable mix and cost inflation. Cost of sales for the year ended December 31, 2011, includes $11.3 of non-recurring amortization associated with fair value adjustments to inventory and backlog.

Gross profit. Gross profit was $643.7, or 27.8% of revenues for the year ended December 31, 2011, compared to $586.9, or 30.0% of revenues for the year ended December 31, 2010. We experienced decreased gross profit as a percentage of revenues as a result of factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $357.4 for the year ended December 31, 2011, compared to $300.5 for the year ended December 31, 2010. Selling and administrative expenses as a percentage of revenues were 15.5% for the year ended December 31, 2011, and 15.4% for the year ended December 31, 2010. Substantially all of the increase in selling and administrative expenses resulted from the acquisition of Guascor, including related acquisition and integration costs of $16.3.

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

Income from operations. Income from operations was $258.7 for the year ended December 31, 2011, compared to $262.5 for the year ended December 31, 2010. As a percentage of revenues, operating income decreased to 11.2% for 2011 compared to 13.4% for 2010. The decline in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $61.7 for the year ended December 31, 2011, compared to $33.0 for the year ended December 31, 2010, including amortization of deferred financing costs of $11.7 for 2011 and $3.4 for 2010. The amortization of deferred financing costs in 2011 includes $8.5 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3/8% Senior Subordinated Notes. In addition to the impact of the accelerated amortization, the increase in interest expense is attributable to incremental borrowings incurred in connection with accelerated stock acquisition programs and the acquisition of Guascor, as well as approximately $253.4 of debt assumed in the acquisition of Guascor.

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

Provision for income taxes. Provision for income taxes was $62.9 for the year ended December 31, 2011, and $69.0 for the year ended December 31, 2010. The effective tax rate for 2011 was 34.2% compared to 32.0% for 2010. Our estimated income tax provisions for the years ended December 31, 2011 and 2010, result in effective rates that differ from the U.S. Federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that it is more- likely-than-not will not be realized. We will adjust valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will or will not be realized. The increase in the effective tax rate from 2010 was due principally to a less favorable mix of U.S. earnings versus foreign earnings. Additionally, included in these impacts to the effective tax rate in the fourth quarter of 2010, is a provision for dividends of 2010 foreign earnings. For the year ended December 31, 2010, the foreign tax credits associated with these dividends created a net benefit to our effective tax rate of approximately 3.1% and the devaluation of the Venezuelan bolivar discussed above partially offset this impact by approximately 2.4 percentage points for the year ended December 31, 2010.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the year ended December 31, 2011, increased to $2,858.6 from $2,236.4 for the year ended December 31, 2010. Backlog increased to $2,552.6 at December 31, 2011, from $1,964.6 at December 31, 2010. During the third quarter of 2011, the Company was awarded compression equipment and services, which include up to 80 DATUM® compressor trains that will be installed on eight replicant FPSO vessels. Approximately $410.0 and $60.0 have been reflected in the Company’s new units and aftermarket parts and services bookings, respectively. Bookings and backlog also increased approximately 13.2% and 2.4%, respectively, as a result of the acquisition of Guascor.

Segment Analysis — year ended December 31, 2011, compared to year ended December 31, 2010

	Year ended December 31, 2011		Year ended December 31, 2010
Revenues
New units	$1,082.2	46.8%	$959.4	49.1%
Aftermarket parts and services	1,229.4	53.2%	994.2	50.9%

Total revenues	$2,311.6	100.0%	$1,953.6	100.0%

Gross profit
New units	$210.1		$216.2
Aftermarket parts and services	433.6		370.7

Total gross profit	$643.7		$586.9

Income from operations
New units	$110.4		$129.7
Aftermarket parts and services	252.7		227.5
Unallocated	(104.4)		(94.7)

Total income from operations	$258.7		$262.5

Bookings
New units	$1,500.3		$1,210.4
Aftermarket parts and services	1,358.3		1,026.0

Total bookings	$2,858.6		$2,236.4

Backlog—ending
New units	$2,075.2		$1,610.8
Aftermarket parts and services	477.4		353.8

Total backlog	$2,552.6		$1,964.6

New Units

Revenues. Revenues for this segment were $1,082.2 for the year ended December 31, 2011, compared to $959.4 for the year ended December 31, 2010, an increase of $122.8, or 12.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of new units products does not easily lend itself to reasonably measure the impact of price, volume and mix on changes in our new units revenues from period to period. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased principally as a result of the acquisition of Guascor, which contributed approximately $122.0 of new unit revenues for the year ended December 31, 2011.

Gross profit. Gross profit was $210.1 for the year ended December 31, 2011, compared to $216.2 for the year ended December 31, 2010. Gross profit, as a percentage of segment revenues, was 19.4% for 2011 compared to 22.5% for 2010. We experienced decreased gross profit as a percentage of sales as a result of a return to more normal levels of material productivity compared to the previous two years. The effect of cost inflation was substantially offset by operational productivity. Gross profit for the year ended December 31, 2011, includes $11.3 of non-recurring amortization associated with fair value adjustments to inventory and backlog.

Income from operations. Income from operations was $110.4 for the year ended December 31, 2011, compared to $129.7 for the year ended December 31, 2010. As a percentage of segment revenues, income from operations was 10.2% for 2011 compared to 13.5% for 2010. Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above, and cost inflation on selling and administrative expenses.

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

Aftermarket Parts and Services

Revenues. Revenues for this segment were $1,229.4 for the year ended December 31, 2011, compared to $994.2 for the year ended December 31, 2010. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The increase in revenues is principally due to the acquisition of Guascor, which contributed approximately $196.2 of aftermarket revenues for the year ended December 31, 2011. The segment also experienced an increase in pricing of approximately 3.0%.

Gross profit. Gross profit was $433.6 for the year ended December 31, 2011, compared to $370.7 for the year ended December 31, 2010. Gross profit, as a percentage of segment revenues, was 35.3% for 2011 compared to 37.3% for 2010. Gross profit as a percentage of revenues decreased principally due to a less favorable mix within the aftermarket segment resulting from the acquisition of Guascor.

Income from operations. Income from operations was $252.7 for the year ended December 31, 2011, compared to $227.5 for the year ended December 31, 2010. As a percentage of segment revenues, income from operations was 20.6% for 2011 compared to 22.9% for 2010. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above and cost inflation on selling and administrative expenses.

Bookings and backlog. Bookings for the year ended December 31, 2011, were $1,358.3, compared to $1,026.0 for the year ended December 31, 2010. Volumes increased overall as a result of improving global economic conditions following the 2008—2009 recession. This increase was partially offset by lower volumes in the Middle East, principally Libya, as a result of political instability in the region. During the third quarter of 2011, the Company recorded aftermarket bookings of approximately $60.0 relating to services in connection with an order for up to 80 DATUM® compressor trains that will be installed on eight replicant FPSO vessels. Bookings and backlog also increased approximately 18.6% and 1.3%, respectively, as a result of the acquisition of Guascor. Backlog was $477.4 for the year ended December 31, 2011, compared to $353.8 for the year ended December 31, 2010.

Liquidity and Capital Resources

Current Liquidity

On June 21, 2012, we entered into a Second Amendment (the “Second Amendment”) to our Senior Secured Credit Facility. The Second Amendment amends the Senior Secured Credit Facility to provide for a new Euro-denominated revolving loan facility in an aggregate principal amount at any time outstanding not in excess of €50.0 million (the “Euro Facility”) to be made available to Guascor and the other borrowers under the facility. The proceeds of the Euro Facility will be used to refinance certain existing indebtedness of Guascor and for other general corporate purposes. The loans under the Euro Facility bear interest at the Senior Secured Credit Facility rates described in Note 10 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules, and will mature on the same date as the loan facilities under the Senior Secured Credit Facility. As of December 31, 2012, we had the ability to borrow approximately €23.8 ($31.4) under the Euro Facility.

As of December 31, 2012, we had cash and cash equivalents of $122.8 and the ability to borrow $231.3 under the $766.0 revolving portion of our Senior Secured Credit Facility, as $219.6 was used for outstanding letters of credit and $315.1 of borrowings were outstanding. In addition to these letters of credit, $119.9 of letters of credit and bank guarantees was outstanding at December 31, 2012, which were issued by banks offering uncommitted lines of credit. At December 31, 2012, we were in compliance with our debt covenants. Our more significant debt covenants are described in Note 10 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

As of December 31, 2012, approximately $122.2 of our cash was held outside of the U.S. Except for approximately $6.2 of cash in Venezuela, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of December 31, 2012, approximately $63.2 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. We have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. Furthermore, certain jurisdictions, such as India, where we have $42.7 of cash, have additional withholding or similar taxes on dividends out of the country. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

Although there can be no assurances, based on our historical experience and our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations in the U.S. and in foreign countries. The Company may consider accessing the capital markets as a source of cash to the extent it determines market conditions to be favorable.

Sources and Uses of Liquidity

Net cash provided by operating activities for the year ended December 31, 2012, was $92.8 compared to $108.1 for the year ended December 31, 2011. Although net income increased to $182.9 for the year ended December 31, 2012, from $121.0 for the year ended December 31, 2011, cash provided from operations in 2012 decreased overall as a result of a higher investment in working capital. Accounts receivable increased in 2012 as a result of significantly higher volume in the fourth quarter of 2012 compared to 2011. Inventories also increased in association with higher backlog, but we also experienced lower customer advance payments as a percentage of gross inventory resulting from a shift in mix of clients. Pension plan contributions made in accordance with our funding policy were $11.3 lower in 2012 when compared to 2011.

Net cash used in investing activities was $124.1 for the year ended December 31, 2012, compared to $346.0 for 2011. Capital expenditures increased to $73.3 in 2012 from $50.8 in 2011. The increase is principally associated with infrastructure initiatives and expanding the global capabilities of our gas turbines repair business, which we expect to continue in 2013. Cash used in investing activities for the year ended December 31, 2012, principally includes $48.8 related to the acquisition of Synchrony (net of cash acquired) and $12.0 related to an additional capital investment in the noncontrolling interest in Echogen. Cash used in investing activities for the year ended December 31, 2011, includes $283.5 related to the acquisition of Guascor and $10.0 related to the initial noncontrolling interest acquired in Echogen in February 2011. The acquisitions in 2012 and 2011 and the investment in Echogen are more fully described in Note 3 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Net cash provided by financing activities was $27.2 for the year ended December 31, 2012, compared to net cash used in financing activities of $53.3 for 2011. Included in net cash provided by financing activities for the year ended December 31, 2012, are $717.9 of borrowings to fund operating cash flows and $697.1 of repayments principally on the Senior Secured Credit Facility. During the year ended December 31, 2011, we repurchased $505.0 of common stock in connection with stock repurchase plans that are more fully described in Note 13 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules. The Company also terminated its then-outstanding credit facility, entered into a new Senior Secured Credit Facility (including a $700.0 revolving credit facility and a $400.0 term loan facility), executed a cash tender offer to purchase $370.0 of its then-outstanding 7 3/8% Senior Subordinated Notes and issued $375.0 of 6 1/2% Senior Subordinated Notes. These transactions are more fully described in Note 10 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $16.5 at December 31, 2012, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, post-retirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our post-retirement medical benefit plans as of December 31, 2012. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our post-retirement medical benefit plan liabilities.

In the aggregate, our pension plans at December 31, 2012, were unfunded by approximately $123.9. We contributed approximately $21.3 to our plans in 2012 and currently project that we will contribute approximately $14.6 to our plans in 2013. Our total other post-retirement benefit liability of $19.6 is not funded and is described in Note 12 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

The asset allocations of our pension plans by asset category as well as our investment objectives and fair value measurement categorizations are described in Note 11 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Contractual Obligations (€ in millions)

On December 28, 2007, the Company executed a €23.0 transaction (approximately $30.3), including a committed line of credit, that was used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France, for full load, full power testing of compressors powered by gas turbines and electric motors.

The Company is leasing the Facility and 14 acres of land underlying the Facility under a lease (the “Lease”) pursuant to which the Company agreed to bear certain rights, obligations and expenses related to the Facility and land. The Port of Le Havre owns the land and allows access to the Facility and occupancy under the terms of a 30-year ground lease.

The Company is required to pay rent to the lessor during the initial base term of the Lease from the date construction was completed in an amount equal to the total of interest payable by the lessor on the outstanding principal amount of the debt incurred to construct the facility. Interest is generally determined by reference to the EURIBOR rate, plus an applicable margin of between 125 and 250 basis points. The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the Lease, which is more fully described in Note 14 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

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

The following is a summary of our significant estimated future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2012:

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$1,050.8	$35.9	$33.3	$600.4	$381.2
Interest	203.1	24.4	48.7	48.8	81.2
Pension and postemployment benefits	280.0	24.2	50.4	55.3	150.1
Operating lease obligations	92.4	21.1	28.5	17.3	25.5
Contingent consideration	5.7	5.7	—	—	—
Purchase obligations	0.2	0.1	0.1	—	—
License agreement (trademark)	0.4	0.4	—	—	—

Total	$1,632.6	$111.8	$161.0	$721.8	$638.0

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

Revenue recognition — We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either any required client acceptance has been obtained (or such provisions have lapsed) or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

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

•

Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis if neither vendor-specific objective evidence nor third-party evidence is available.

Our sales arrangements do not include a general right of return of the delivered unit(s). If it is determined that the separate deliverables do not have value on a stand-alone basis, the arrangement is accounted for as one unit of accounting, which results in revenue being recognized when the last undelivered unit is delivered.

We estimate the future costs that will be incurred related to sales arrangements to determine whether any arrangement will result in a loss. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers.

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

Employee benefit plans — We provide a range of benefits to employees and retired former employees, including pensions, post-retirement, postemployment and healthcare benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and healthcare cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on then current rates and trends if appropriate to do so. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. The discount rate is established and based primarily on the yields of high quality fixed-income investments available and expected to be available during the period to maturity of the pension and post-retirement benefits. We also review the yields reported by Moody’s on AA corporate bonds as of the measurement date. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan’s investment policy. We review each plan and its returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

A 1% change in the medical cost trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2012:

	1% Increase	1% Decrease
Effect on total post-retirement benefit expense	$0.1	$(0.1)
Effect on post-retirement benefit liability	1.7	(1.5)

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

New Accounting Standards

The Company has adopted, or is required to adopt, certain new accounting standards which are described in Note 2 to the consolidated financial statements, none of which have had, or are expected to have, a material effect on the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in Millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. We record the effect of translating our non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. An adverse hypothetical 1% change in the exchange rates for the year ended December 31, 2012, would impact revenues and operating income by approximately $13.9 and $1.5, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency losses were $1.1, $4.5 and $15.2 for the years ended December 31, 2012, 2011 and 2010, respectively. Foreign currency losses for the year ended December 31, 2010, included approximately $13.6 as a result of the devaluation of the Venezuelan Bolivar on January 8, 2010.

The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on February 8, 2013. As a result of the 2013 devaluation, the Company estimates a non-deductible foreign exchange loss of approximately $3.5 million in the first quarter of 2013.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap agreement is described further in Note 14 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and accompanying notes to consolidated financial statements that are filed as part of this Annual Report on Form 10-K are listed under Part IV, Item 15 Exhibits, Financial Statements and Schedules and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2012, was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which appears in Item 15 Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2013 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections of our 2013 Proxy Statement entitled “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2013 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2013 Proxy Statement entitled “Certain Related Person Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2013 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010	F-3
	Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-4
	Consolidated Balance Sheet at December 31, 2012 and 2011	F-5
	Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-6
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	F-7
	Notes to Consolidated Financial Statements	F-8 to F-43
(2)	Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2012, 2011 and 2010
Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits

The following exhibits are filed with this report:

2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

4.3	First Supplemental Indenture, dated as of September 6, 2012, by and among Dresser-Rand Group Inc., DR Acquisition LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).

10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.2	Credit Agreement, dated as of March 15, 2011, among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., the syndicate of lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branch, DNB Nor Bank ASA, Sovereign Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).

10.3	First Amendment to Credit Agreement, dated as of May 11, 2011, by and among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., certain lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as European Administrative Agent.

10.4	Second Amendment to Credit Agreement, dated June 21, 2012, by and among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., certain lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 26, 2012, File No. 001-32586).

10.5	Third Amendment to Credit Agreement, dated September 27, 2012, by and among Dresser-Rand Group Inc., D-R Holdings (France) S.A.S., Grupo Guascor, S.L., certain lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).

10.6	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.7	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.8	Amended and Restated Employment Agreement, dated June 11, 2008, by and among Vincent R. Volpe and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.9	Employment Contract, dated June 1, 2011, by and between Dresser-Rand International Inc. and Gustavo Nechar (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.10	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*

10.11	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.12	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.13	Second Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated February 27, 2013.*

10.14	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.15	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.16	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.17	Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.18	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*

10.19	First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on February 25, 2010, File No. 001-32586).*

10.20	Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.21	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.22	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.23	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.24	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 14, 2008, File No. 001-32586).*

10.25	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.26	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.27	Dresser-Rand Group Inc. Form of Grant Notice for 2008 Stock Incentive Plan Performance Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.28	Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).*

10.29	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).*

10.30	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).*

10.31	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).*

10.32	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (2011 Annual Incentive Plan Awards) (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 13, 2012, File No. 001-32586).*

10.33	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).*

10.34	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.35	Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.36	Revised Form of Indemnification Agreement between Dresser-Rand Group Inc. and certain of its directors and executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.37	Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*

10.38	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*

10.39	Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*

10.40	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.41	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.42	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.43	The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.44	Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).

10.45	Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.46	Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.47	English translation of letter agreement, dated December 29, 2008, between Dresser-Rand S.A. and Nicoletta Giadrossi (incorporated by reference to Exhibit 10.46 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.48	Offer Letter, dated December 14, 2008, from Dresser-Rand Company to Nicoletta Giadrossi (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.49	Offer Letter, dated March 11, 2007, from Dresser-Rand Group Inc. to Gustavo Nechar (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).*

10.50	Form of Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer (reflecting revisions approved by the Compensation Committee to the form it previously approved, principally addressing Section 409A of the U.S. Internal Revenue Code) (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).*

10.51	Dresser-Rand Annual Incentive Program, adopted effective February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*

10.52	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors) (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.53	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors) (incorporated by reference to Exhibit 10.52 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.54	Form of Relocation Agreement between Dresser-Rand International Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.55	Relocation Agreement by and between Vincent R. Volpe Jr. and Dresser-Rand International Inc., dated June 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.56	Plan Red Relocation Policy (applicable to relocation within the U.S. and Canada by named executive officers) (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).*

10.57	Master Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 15, 2011 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.58	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 15, 2011 (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.59	Master Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 22, 2011 (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.60	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on March 22, 2011 (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).†

10.61	Supplemental Confirmation entered into between Dresser-Rand Group Inc. and Goldman, Sachs & Co. on August 26, 2011 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 2, 2011, File No. 001-32586).†

10.62	Registration Rights Agreement by and among Dresser-Rand Group Inc., the Guarantors named therein, and the initial purchasers named therein, dated as of March 22, 2011 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed on March 24, 2010, File No. 001-32586).

10.63	Form of Registration Rights Agreement among Dresser-Rand Group Inc. and the shareholders of Grupo Guascor S.L. party thereto (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed May 4, 2011, File No. 001-32586).

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included in signature page of this Form 10-K)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

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

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President, Chief Executive Officer and Director	February 28, 2013

/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President and Chief Financial Officer	February 28, 2013

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	February 28, 2013

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 28, 2013

/s/ RITA V. FOLEY Rita V. Foley	Director	February 28, 2013

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 28, 2013

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 28, 2013

/s/ STEPHEN A. SNIDER Stephen A. Snider	Director	February 28, 2013

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 28, 2013

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 28, 2013

DRESSER-RAND GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dresser-Rand Group Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2013

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2012	2011	2010
	($ in millions, except per share amounts)
Net sales of products	$1,925.1	$1,639.8	$1,483.5
Net sales of services	811.3	671.8	470.1

Total revenues	2,736.4	2,311.6	1,953.6

Cost of products sold	1,429.1	1,190.1	1,029.7
Cost of services sold	575.2	477.8	337.0

Total cost of sales	2,004.3	1,667.9	1,366.7

Gross profit	732.1	643.7	586.9
Selling and administrative expenses	365.8	357.4	300.5
Research and development expenses	30.4	27.6	23.9

Income from operations	335.9	258.7	262.5
Interest expense, net	(60.2)	(61.7)	(33.0)
Early redemption premium on debt	—	(10.1)	—
Other expense, net	—	(3.0)	(13.8)

Income before income taxes	275.7	183.9	215.7
Provision for income taxes	92.8	62.9	69.0

Net income	182.9	121.0	146.7
Net income attributable to noncontrolling interest	(3.9)	(0.2)	—

Net income attributable to Dresser-Rand	$179.0	$120.8	$146.7

Net income per share
Basic	$2.37	$1.56	$1.81

Diluted	$2.35	$1.54	$1.80

Weighted-average shares outstanding—(in thousands )
Basic	75,487	77,532	80,998

Diluted	76,276	78,319	81,545

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Net income	$182.9	$121.0	$146.7
Other comprehensive income (loss)
Foreign currency translation adjustments	10.4	(65.1)	(14.9)
Unrealized loss on derivatives—net of tax of $0.0, $0.2 and $0.1 for 2012, 2011 and 2010, respectively	(0.1)	(0.5)	(0.2)
Pension and other postretirement benefit plans—net of $3.7, $19.1 and $2.2 tax in 2012, 2011 and 2010, respectively
Amortization of prior service cost and net actuarial loss included in net periodic costs	5.7	1.8	(2.4)
Benefit plan amendments	—	0.3	(0.3)
Net actuarial (loss) gain arising during the year	(12.3)	(35.1)	0.5

Total other comprehensive income (loss)	3.7	(98.6)	(17.3)

Total comprehensive income	186.6	22.4	129.4

Comprehensive income attributable to noncontrolling interest	(3.5)	(0.2)	—

Comprehensive income attributable to Dresser-Rand	$183.1	$22.2	$129.4

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$122.8	$128.2
Restricted cash	17.6	29.5
Accounts receivable, less allowance for losses of $9.6 at 2012 and $9.3 at 2011	565.9	477.5
Inventories, net	552.5	407.7
Prepaid expenses and other	66.7	67.1
Deferred income taxes, net	30.5	40.3

Total current assets	1,356.0	1,150.3
Property, plant and equipment, net	466.9	456.0
Goodwill	911.3	869.8
Intangible assets, net	506.9	508.0
Deferred income taxes	14.9	11.1
Other assets	77.0	68.5

Total assets	$3,333.0	$3,063.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$600.4	$600.7
Customer advance payments	282.3	272.2
Accrued income taxes payable	44.4	20.1
Current portion of long-term debt	35.9	39.3

Total current liabilities	963.0	932.3
Deferred income taxes	35.8	45.2
Postemployment and other employee benefit liabilities	142.8	135.9
Long-term debt	1,014.9	990.4
Other noncurrent liabilities	81.6	86.9

Total liabilities	2,238.1	2,190.7

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 75,675,854 and 75,363,784 shares issued and outstanding at December 31, 2012 and 2011, respectively	0.8	0.8
Additional paid-in capital	140.5	105.2
Retained earnings	1,084.6	905.6
Accumulated other comprehensive loss	(134.7)	(138.8)

Total Dresser-Rand stockholders’ equity	1,091.2	872.8
Noncontrolling interest	3.7	0.2

Total stockholders’ equity	1,094.9	873.0

Total liabilities and stockholders’ equity	$3,333.0	$3,063.7

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Cash flows from operating activities
Net income	$182.9	$121.0	$146.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.5	78.9	52.2
Deferred income taxes	8.6	20.8	2.0
Stock-based compensation	22.1	14.7	14.1
Excess tax benefits from share-based compensation	(4.1)	(4.4)	(0.8)
Amortization of debt financing costs	3.9	11.7	3.2
Provision for losses on inventory	3.1	(0.6)	4.2
Loss on sale of property, plant and equipment	3.6	0.7	1.5
Net loss from equity investment	2.1	2.6	0.2
Changes in working capital and other, net of acquisitions
Accounts receivable	(85.0)	(106.5)	(7.7)
Inventories	(140.9)	(85.2)	53.9
Accounts payable and accruals	(1.5)	81.6	18.5
Customer advances	3.8	18.5	91.5
Other	8.7	(45.7)	(3.9)

Net cash provided by operating activities	92.8	108.1	375.6

Cash flows from investing activities
Capital expenditures	(73.3)	(50.8)	(32.5)
Proceeds from sales of property, plant and equipment	0.9	0.5	0.3
Acquisitions, net of cash	(48.8)	(283.5)	(68.9)
Other investments	(15.3)	(14.7)	(5.0)
Decrease in restricted cash balances	12.4	2.5	—

Net cash used in investing activities	(124.1)	(346.0)	(106.1)

Cash flows from financing activities
Proceeds from exercise of stock options	2.8	5.9	1.4
Proceeds from borrowings	717.9	1,490.1	—
Excess tax benefits from share-based compensation	4.1	4.4	0.8
Repurchase of common stock	—	(505.0)	(70.5)
Payments for debt financing costs	(0.5)	(16.1)	—
Repayments of debt	(697.1)	(1,032.6)	—

Net cash provided by (used in) financing activities	27.2	(53.3)	(68.3)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.4)	(3.6)

Net (decrease) increase in cash and cash equivalents	(5.4)	(292.6)	197.6
Cash and cash equivalents, beginning of the period	128.2	420.8	223.2

Cash and cash equivalents, end of period	$122.8	$128.2	$420.8

The accompanying notes are an integral part of the consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	($ in millions)
At December 31, 2009	$0.8	$396.6	$638.1	$(22.9)	$—	$1,012.6
Stock-based compensation	—	15.8	—	—	—	15.8
Stock repurchases	—	(70.5)	—	—	—	(70.5)
Net income	—	—	146.7	—	—	146.7
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(14.9)	—	(14.9)
Unrealized loss on derivatives, net of tax of $0.1	—	—	—	(0.2)	—	(0.2)
Pension and other postretirement benefit plans—net of tax of $2.2
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	(2.4)	—	(2.4)
Benefit plan amendments	—	—	—	(0.3)	—	(0.3)
Net actuarial gain arising during the year	—	—	—	0.5	—	0.5

At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$—	$1,087.3
Stock-based compensation	—	24.8	—	—	—	24.8
Stock repurchases	—	(505.0)	—	—	—	(505.0)
Stock issued for acquisition	—	243.5	—	—	—	243.5
Net income	—	—	120.8	—	0.2	121.0
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(65.1)	—	(65.1)
Unrealized loss on derivatives, net of tax of $0.2	—	—	—	(0.5)	—	(0.5)
Pension and other postretirement benefit plans—net of tax of $19.1
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	1.8	—	1.8
Benefit plan amendments	—	—	—	0.3	—	0.3
Net actuarial loss arising during the year	—	—	—	(35.1)	—	(35.1)

At December 31, 2011	$0.8	$105.2	$905.6	$(138.8)	$0.2	$873.0
Stock-based compensation	—	35.3	—	—	—	35.3
Net income	—	—	179.0	—	3.9	182.9
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	10.8	(0.4)	10.4
Unrealized loss on derivatives, net of tax of $0.0	—	—	—	(0.1)	—	(0.1)
Pension and other postretirement benefit plans—net of tax of $3.7
Amortization of prior service cost and net actuarial loss included in net periodic costs	—	—	—	5.7	—	5.7
Net actuarial loss arising during the year	—	—	—	(12.3)	—	(12.3)

At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9

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

2. Summary of Significant Accounting Policies

A summary of significant accounting policies used in the preparation of these consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company and its controlled subsidiaries or variable interest entities for which the Company has determined that it is the primary beneficiary. Fifty percent or less owned companies (which are not variable interest entities of which the Company is the primary beneficiary), and for which the Company exercises significant influence but does not control, are accounted for under the equity method. Intercompany accounts and transactions among entities included in the consolidated financial statements have been eliminated.

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

Nonrecurring Fair Value Measurements — Fair value measurements were applied with respect to the Company’s nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of goodwill and intangible assets, other long-lived assets and assets acquired and liabilities assumed in business combinations.

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

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted as to withdrawal or usage. The nature of restrictions includes restrictions imposed by financing agreements such as debt service reserves. The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $16.5 and $29.5 at December 31, 2012 and 2011, respectively, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Allowance for Losses on Receivables

The Company establishes an allowance for losses on receivables by applying specified percentages to the adjusted receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due so that accounts in excess of 360 days past due are initially considered for a 100% reserve. The allowance is further adjusted for specific customer accounts that have aged but collection is probable and accounts that have not aged but collection is doubtful due to insolvency, disputes or other collection issues.

Inventories, net

Inventories are stated at the lower of cost (generally first-in first-out or average) or market (estimated net realizable value). Cost includes labor, materials and facility overhead. A provision is also recorded for slow-moving, obsolete or unusable inventory. Customer progress payments are credited to inventory and any payments in excess of our related investment in inventory are recorded as customer advance payments in current liabilities. Progress payments to suppliers are included in work-in-process.

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

Capitalized Interest

The Company capitalizes interest costs for qualifying construction and upgrade projects. Capitalized interest costs were $0.2, $0.5 and $1.0 for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. The amounts capitalized were $0.2, $1.3 and $3.6 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Income Taxes

The Company determines the consolidated provision for income taxes for its operations on a legal entity, country-by-country basis. Deferred taxes are provided for operating losses, tax credit carryforwards and temporary differences between the tax bases of assets and liabilities. The deferred tax amounts included in the consolidated financial statements are measured by the enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established on the deferred tax assets when it is more-likely-than-not that all or a portion of the asset will or will not be realized.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either any required client acceptance has been obtained (or such provisions have lapsed) or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

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

•

Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis if neither vendor-specific objective evidence nor third-party evidence is available.

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

Taxes Imposed on Revenue Transactions

The Company accounts for taxes imposed on specific revenue transactions, e.g., sales, value-added and similar taxes, on a net basis as such taxes are excluded from revenue and costs.

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

Foreign Currency

Assets and liabilities of non-United States (“U.S.”) consolidated entities that use the local currency as the functional currency are translated at year-end exchange rates, while income and expenses are translated using weighted-average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are included in earnings only upon sale or liquidation of the underlying foreign investment. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances that are designated as long-term investments.

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

The Company recognizes all derivatives used in hedging activities as assets or liabilities on the balance sheet at fair value. Any properly documented effective portion of a cash flow hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from stockholders’ equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instrument’s fair value change is immediately recorded in the Consolidated Statement of Income. Classification in the Consolidated Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge for accounting purposes, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income in other expense, net. Except for the interest rate swap, the derivative financial instruments in existence at December 31, 2012 and 2011, were not designated as hedges for accounting purposes.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based compensation awards in accordance with ASC 718, Compensation — Stock Compensation. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that has vested at that date.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Effective January 1, 2012, the Company adopted FASB ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The Company performs its impairment test annually as of August 31. The Company did not apply the qualitative assessment approach described in ASU 2011-08 in 2012.

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

Effective January 1, 2012, FASB ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) became effective for the Company. The amendments in ASU 2011-12 supersede certain pending paragraphs in FASB ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments were temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The ASU 2011-12 amendments were effective at the same time as the amendments in ASU 2011-05, so that entities were not required to comply with the presentation requirements in ASU 2011-05 that are being deferred by ASU 2011-12. The amendments in ASU 2011-12 were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in ASU 2013-02 are intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. Although early adoption is permitted, the Company has not adopted this pronouncement as of December 31, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2012 presentation, herein.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

3. Acquisitions and Other Investments

On January 4, 2012, the Company acquired the stock of Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory. Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned subsidiary of the Company. The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement includes the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance. In accordance with the purchase agreement, a payment of $2.7 was made during September 2012 to the sellers of Synchrony because certain technical milestones were met.

On May 4, 2011, the Company acquired all of the issued and outstanding capital stock of Grupo Guascor, S.L. (“Guascor”) pursuant to a Share Purchase Agreement (the “SPA”), at which time Guascor became a 100%-owned subsidiary of the Company. Guascor is a supplier of diesel and gas engines and provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. Pursuant to the SPA, the Company paid approximately $283.5, net of cash acquired, assumed $253.4 of debt, and delivered 5,033,172 shares of Company common stock at closing. The total purchase price was approximately $543.2, subject to a further cash purchase price adjustment to the extent that net debt (debt minus cash), as defined in the SPA, is different from the net debt at the end of business on the date of closing, which is being contested by the parties and could take several months and potentially years to finalize and could be material.

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

The estimated fair values of the additional consideration for the Synchrony, LETT and TMFS acquisitions of $2.2, $2.3 and $1.2, respectively, at December 31, 2012, are included in other noncurrent liabilities on the consolidated balance sheet. Changes in the fair values from the date of acquisition are recognized immediately in the Consolidated Statement of Income until the contingencies are resolved.

In addition to the cash paid for the acquisitions discussed above, on January 22, 2010, the Company paid $24.1 of additional cash consideration in connection with its 2008 acquisition of certain assets of Peter Brotherhood Ltd.

The purchase prices for these acquisitions were allocated to their respective net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value estimates. Acquired intangible assets consist principally of customer relationships, trade names and existing technology. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Revisions to the purchase price allocation of Guascor through the end of the measurement period have been reflected in the Consolidated Balance Sheet as of December 31, 2011, herein, and these revisions are summarized in the table below. These revisions were not material to the Consolidated Statement of Income for the year ended December 31, 2011.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	As Previously Reported at December 31, 2011	Increase (Decrease)	As Revised at December 31, 2011
Accounts receivable, net	$476.9	$0.6	$477.5
Inventories, net	409.0	(1.3)	407.7
Total current assets	1,151.0	(0.7)	1,150.3
Property, plant and equipment, net	466.1	(10.1)	456.0
Goodwill	851.3	18.5	869.8
Intangible assets, net	499.0	9.0	508.0
Other assets	63.9	4.6	68.5
Total assets	3,042.4	21.3	3,063.7
Accounts payable and accruals	595.4	5.3	600.7
Accrued income taxes payable	19.9	0.2	20.1
Total current liabilities	926.8	5.5	932.3
Deferred income taxes	44.5	0.7	45.2
Long-term debt	987.9	2.5	990.4
Other noncurrent liabilities	75.4	11.5	86.9
Total liabilities	2,170.5	20.2	2,190.7
Total liabilities and stockholders’ equity	3,042.4	21.3	3,063.7

Goodwill from each of the acquisitions principally resulted from expected synergies from combining operations of the acquired businesses and the Company. A portion of the goodwill associated with the Guascor acquisition may be amortized for income tax purposes over a period of not less than five years. Due to the preliminary nature of certain tax planning strategies, the amount of goodwill amortization that may be deductible for income tax purposes has not yet been determined. The amortization of goodwill related to the acquisition of LETT is deductible for income tax purposes over 15 years. The amortization of goodwill related to the acquisitions of Synchrony and TMFS is not deductible for income tax purposes.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The acquisition prices were allocated to the fair values of assets acquired and liabilities assumed as follows:

	2012	2011	2010
Cash and cash equivalents	$0.1	$21.7	$—
Restricted cash	—	36.6	—
Accounts receivable	2.1	79.3	4.1
Inventory	1.5	41.9	2.5
Prepaid expenses	0.1	21.1	—

Total current assets	3.8	200.6	6.6

Property, plant and equipment	2.2	206.9	12.9
Amortizable intangible assets	22.9	136.5	16.8
Goodwill	26.3	452.7	16.0
Other assets	0.6	21.4	—

Total assets acquired	55.8	1,018.1	52.3

Accounts payable and accruals	2.6	141.7	1.4
Customer advance payments	—	9.0	—
Accrued income taxes payable	—	3.1	—
Current portion of long-term debt	—	98.8	—
Long-term debt	—	154.6	—
Other noncurrent liabilities	—	67.7	—

Total liabilities assumed	2.6	474.9	1.4

Purchase price	53.2	543.2	50.9
Fair value of contingent consideration (non-cash)	(4.3)	5.5	(6.1)
Fair value of Dresser-Rand common stock as partial consideration	—	(243.5)	—
Cash acquired	(0.1)	(21.7)	—

Cash paid	$48.8	$283.5	$44.8

The following unaudited supplemental pro forma results present consolidated information as if the Guascor acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the depreciation associated with the additional fair value of the acquired property, plant and equipment, (ii) the amortization associated with the acquired intangible assets, (iii) interest expense associated with debt used to fund the acquisition and the portion of the accelerated stock acquisition plans executed to acquire the number of shares issued in connection with the acquisition, (iv) non-recurring acquisition and integration costs of $16.3 and $4.1 for the year ended December 31, 2011 and 2010, respectively, directly related to the acquisition of Guascor, (v) non-recurring amortization of fair value adjustments related to backlog and inventory of $11.3 for the year ended December 31, 2011, directly related to the acquisition of Guascor and (vi) the income tax effect of these items. The pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

	Year Ended December 31,
	2011	2010
Total revenues	$2,439.5	$2,366.0
Net income attributable to Dresser-Rand	$134.0	$135.5
Diluted earnings per share attributable to Dresser-Rand	$1.70	$1.66

Pro forma financial information, assuming the Synchrony, LETT and TMFS acquisitions occurred at the beginning of each income statement period, has not been presented because the effect on our results for each of those periods was not considered material. The results of all acquisitions have been included in our consolidated financial results since the date of each acquisition. The financial results of all acquisitions have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Other Investments

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology development company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expired February 14, 2013, and certain broad license rights in certain of the Company’s key industries. The Company will pay Echogen a royalty based on future equipment sales in these markets. Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate. As of December 31, 2012, the Company had invested a total of $22.0 for a 34.7% noncontrolling interest in Echogen and had made further commitments to fund $1.0 through February 2013. In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option to acquire additional Echogen shares would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary. The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $17.9 at December 31, 2012.

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia executes manufacturing, repair, and other services, and provides technical expertise and training in the Kingdom of Saudi Arabia. The Company owns approximately 50% of D-R Arabia. The Company made a cash contribution of approximately $0.3 and will license D-R Arabia to use certain intellectual property. ARPIC owns approximately 50% of the joint venture and made a cash contribution of approximately $0.3. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and board participation would give the Company the ability to direct the activities of D-R Arabia, which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through November 10, 2014. Pursuant to the agreement, an initial investment of $5.0 was made in November 2008, and the Company’s final contractually obligated investment of $5.0 was made in May 2009. The Company also made additional optional investments totaling $17.0, which resulted in an aggregate noncontrolling interest of 36.0% at December 31, 2012. In January 2013, the Company made an additional funding commitment of $7.4. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option to acquire the business of Ramgen would not give the Company the ability to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $26.3 at December 31, 2012.

4. Earnings Per Share

We calculate basic income per share of common stock by dividing net income by the weighted-average number of common shares outstanding for the period. We exclude non-vested shares of common stock issued in connection with our stock compensation plans from the calculation of the basic weighted-average common shares outstanding until those shares vest. The calculation of diluted income per share of common stock reflects the potential dilution under the treasury stock method that would occur if options issued under our stock compensation plans are exercised and includes any dilutive effect of non-vested shares of common stock issued. The calculation of diluted income per share of common stock excludes the potential exercise of anti-dilutive options. Following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating basic and diluted income per share:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Dresser-Rand	$179.0	$120.8	$146.7

Weighted -average common shares outstanding:
(In thousands)
Basic	75,487	77,532	80,998
Dilutive effect of stock-based compensation awards	789	787	547

Diluted	76,276	78,319	81,545

Net income per share:
Basic	$2.37	$1.56	$1.81
Diluted	$2.35	$1.54	$1.80

5. Inventories, net

Inventories were as follows:

	December 31,
	2012	2011
Raw materials	$59.3	$60.0
Finished parts	203.1	187.1
Work-in-process	707.9	530.2

	970.3	777.3
Less: progress payments from clients	(417.8)	(369.6)

Inventories, net	$552.5	$407.7

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet. Progress payments to suppliers are included in work-in-process and were $101.1 and $90.1 at December 31, 2012 and 2011, respectively. The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $31.6 and $30.5 at December 31, 2012 and 2011, respectively.

6. Property, Plant and Equipment

Property, plant and equipment were as follows:

	December 31,
	2012	2011
Cost:
Land	$31.0	$28.4
Buildings and improvements	213.2	179.4
Machinery and equipment	484.1	460.8

	728.3	668.6
Less: accumulated depreciation	(261.4)	(212.6)

Property, plant and equipment, net	$466.9	$456.0

Depreciation expense was $56.1, $45.9 and $31.4 for the years ended December 31, 2012, 2011 and 2010, respectively.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

7. Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2012		Weighted- Average	December 31, 2011
		Accumulated	Useful		Accumulated
	Cost	Amortization	Lives	Cost	Amortization
Trade names	$119.0	$20.9	39 years	$117.5	$17.5
Customer relationships	331.7	65.9	32 years	322.9	52.6
Non-compete agreement	5.4	3.8	3 years	4.9	2.4
Acquired existing technology	161.6	48.0	23 years	143.5	40.5
Contracts and purchase agreements	11.1	1.0	11 years	18.9	7.3
Software	30.6	25.0	10 years	30.6	21.9
In-process research and development	12.1	—	10 years	11.9	—

Total amortizable intangible assets	$671.5	$164.6		$650.2	$142.2

Intangible asset amortization expense was $29.4, $33.0 and $20.8 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for these intangible assets is expected to be as follows: $29.4 in 2013, $28.0 in 2014, $24.2 in 2015, $23.6 in 2016 and $23.6 in 2017.

The Company had no goodwill impairments for the years ended December 31, 2012, 2011 and 2010. The following table represents the changes in goodwill in total and by segment (see Note 20):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2010	$151.3	$335.8	$487.1
Acquisitions	339.4	113.3	452.7
Foreign currency adjustments	(48.1)	(21.9)	(70.0)

Balance, December 31, 2011	442.6	427.2	869.8
Acquisitions	26.3	—	26.3
Foreign currency adjustments	7.8	7.4	15.2

Balance, December 31, 2012	$476.7	$434.6	$911.3

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

8. Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2012	2011
Accounts payable	$361.5	$382.3
Accruals:
Payroll and benefits	71.6	63.2
Taxes other than income	39.3	36.0
Warranties	20.1	25.6
Third-party commissions	19.3	18.1
Interest	12.8	8.9
Legal, audit and consulting	8.3	6.5
Insurance and claims	7.7	8.1
Pension and postretirement benefits	5.2	4.7
Forward exchange contracts	3.8	10.5
Other	50.8	36.8

Total accounts payable and accruals	$600.4	$600.7

9. Income Taxes

Income before income taxes was generated within the following jurisdictions:

	Year Ended December 31,
	2012	2011	2010
United States	$92.5	$52.8	$65.5
Foreign	183.2	131.1	150.2

Total	$275.7	$183.9	$215.7

The provision for income taxes was as follows:

	Year Ended December 31,
	2012	2011	2010
Current tax expense (benefit)
United States	$30.7	$(4.7)	$11.3
Foreign	53.5	46.8	55.7

Total current	84.2	42.1	67.0

Deferred tax expense (benefit)
United States	9.0	21.9	3.9
Foreign	(0.4)	(1.1)	(1.9)

Total deferred	8.6	20.8	2.0

Total provision for income taxes	$92.8	$62.9	$69.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Year Ended December 31,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign operations	(4.2)	(3.6)	(5.1)
State and local income taxes, net of U.S. tax	1.1	1.2	0.3
Valuation allowances	1.9	2.8	2.7
Export / manufacturing deductions	(0.9)	—	(0.5)
Qualifying advanced energy credit	(0.3)	(1.8)	—
Other	1.1	0.6	(0.4)

Effective tax rate	33.7%	34.2%	32.0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions follows:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$13.8	$4.1	$2.8
Additions based on tax positions related to current year	0.8	0.7	1.6
Additions based on tax positions related to prior year	1.3	1.9	—
Tax benefits acquired or assumed in a business combination	—	10.4	—
Settlements	(1.6)	(3.2)	(0.2)
Lapse in statute of limitations	(0.2)	—	—
Foreign currency adjustments	0.2	(0.1)	(0.1)

Ending balance	$14.3	$13.8	$4.1

For the year ended December 31, 2012, the Company recognized $0.3 of expense related to uncertain tax positions in the consolidated statement of income. We do not anticipate a change to our uncertain tax positions during 2013. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax expense as interest expense and any estimated tax penalties as non-operating expenses. Such amounts recorded at December 31, 2012, were $0.7 on the consolidated balance sheet and $0.1 in the consolidated statement of income. Tax years that remain subject to examination by major tax jurisdiction follow:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Jurisdiction	Open Years
Brazil	2007 - 2012
Canada	2008 - 2012
France	2009 - 2012
Germany	2007 - 2012
India	2005 - 2012
Italy	2009 - 2012
Malaysia	2005 - 2012
Netherlands	2008 - 2012
Nigeria	2010 - 2012
Norway	2006 - 2012
Spain	2008 - 2012
United Kingdom	2006 - 2012
United States	2009 - 2012
Venezuela	2008 - 2012

Any material tax amounts due from examination of Guascor locations for tax periods prior to May 4, 2011, are subject to indemnification under an agreement with the sellers of Guascor.

A summary of the tax effect of temporary differences that create the deferred tax accounts follows:

	December 31,
	2012	2011
Deferred tax liabilities
Depreciation and amortization	$125.4	$120.1

Deferred tax assets
Investment and R&D credit carryforward, net	$(26.1)	$(24.7)
Inventories and receivables	(17.2)	(10.7)
Foreign tax credit carryforward	(9.0)	(12.1)
Other accrued expenses	(6.9)	(21.1)
Tax net operating loss carryforwards	(86.1)	(72.9)
Pension and employee benefits	(66.7)	(63.1)

Total deferred tax assets	(212.0)	(204.6)
Valuation allowances	83.6	81.6

Net deferred tax assets	(128.4)	(123.0)

Total net deferred tax assets	$(3.0)	$(2.9)

Presented on the consolidated balance sheet as:
Current deferred tax assets	$(30.5)	$(40.3)
Current deferred tax liabilities	$6.6	$3.3
Noncurrent deferred tax assets	$(14.9)	$(11.1)
Noncurrent deferred tax liabilities	35.8	45.2

Total net deferred tax assets	$(3.0)	$(2.9)

Management has decided to permanently reinvest the remaining unremitted earnings of its foreign subsidiaries, and therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any permanently reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) as well as withholding taxes imposed by certain foreign jurisdictions. As of December 31, 2012, the Company has accumulated undistributed foreign earnings of approximately $345.0.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

As of December 31, 2012 and 2011, net operating loss carryforwards (“NOLs”) of approximately $295.0 and $235.0, respectively, were available to offset future taxable income in certain foreign jurisdictions. If not utilized, these NOLs will begin to expire in 2013. Also, as of December 31, 2012 and 2011, research and experimentation tax credits of $26.1 and $24.7, respectively, were available to reduce future foreign income tax liabilities. These tax credits can be carried forward indefinitely. Foreign tax credits as of December 31, 2012 and 2011, were $9.0 and $12.1, respectively. If not utilized, these credits will begin to expire in 2020. Valuation allowances as of December 31, 2012 and December 31, 2011, of $83.6 and $81.6, respectively, have been recorded against these NOLs and certain other deferred tax assets for which it is more-likely-than-not that the tax benefits will not be realized. Forecasted and historical book earnings, tax deductible goodwill, interest expense related to the acquisition and deferred tax liabilities established as a result of acquisition accounting were all used to determine the amount of valuation allowance necessary to reflect the realizability of the related deferred tax assets.

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

10. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
Senior Secured Credit Facility maturing March 2016	$615.6	$506.0
6 1/2% Senior Subordinated Notes due May 2021	375.0	375.0
Syndicated term loan and working capital line maturing December 2013	0.1	16.8
Other working capital lines maturing through 2014	—	4.8
Bank loans maturing through 2015	3.8	25.0
Project financing arrangements maturing through 2016	24.9	41.8
Subsidized loans	9.5	11.1
Other notes payable	21.9	49.2

Total debt	1,050.8	1,029.7
Less: current portion	(35.9)	(39.3)

Total long-term debt	$1,014.9	$990.4

As of December 31, 2012, the maturities of our debt for each of the five years after 2012 and thereafter are as follows:

2013	$35.9
2014	18.7
2015	14.6
2016	596.5
2017	3.9
Thereafter	381.2

$1,050.8

Senior Secured Credit Facility

On March 15, 2011, the Company and certain of its foreign subsidiaries executed a credit agreement (the “Senior Secured Credit Facility”) with a syndicate of lenders (the “Lenders”), and terminated its 2007 Amended and Restated Senior Secured Credit Facility (the “Terminated Credit Facility”). The obligations of the Company under the Senior Secured Credit Facility are collateralized by mortgages on certain real and other property and are guaranteed by certain material domestic subsidiaries of the Company (the “Domestic Guarantors”). The obligations of the French subsidiary borrower under the Senior Secured Credit Facility are guaranteed by the Company, the Domestic Guarantors and the direct French subsidiary of such French borrower. Interest expense for the year ended December 31, 2011, includes $2.1 of accelerated amortization of deferred financing fees associated with the Terminated Credit Facility. In connection with executing the Senior Secured Credit Facility, the Company incurred fees of $11.2, which are being amortized utilizing the effective interest method over the term of the Senior Secured Credit Facility. Fees totaling $3.4 were amortized to earnings for fiscal year ended December 31, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The Senior Secured Credit Facility consists of a $766.0 revolving credit facility and a $400.0 term loan facility. Under the term loan facility, the Company made an initial draw in the amount of $160.0 and an additional delayed draw of $240.0 as a Euro-based term loan on May 17, 2011. At the end of each quarter, the term loan facility requires the Company to make principal payments equal to one and one-quarter percent (1.25%) of the term loan balance outstanding. Voluntary prepayments may be used to satisfy mandatory principal payments. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on March 15, 2016.

On June 21, 2012, we entered into a Second Amendment (the “Second Amendment”) to our Senior Secured Credit Facility, which is included in the revolving credit facility. The Second Amendment amends the Senior Secured Credit Facility to provide for a Euro-denominated revolving loan facility in an aggregate principal amount at any time outstanding not in excess of €50.0 million (the “Euro Facility”) to be made available to Guascor and the other borrowers under the Euro Facility. The loans under the Euro Facility bear interest at the Senior Secured Credit Facility rates and will mature on the same date as the loan facilities under the Senior Secured Credit Facility.

At December 31, 2012, term loan borrowings totaled $300.5 and there were $315.1 in borrowings outstanding under the revolving credit facility. The Company had issued $219.6 in letters of credit under the revolving credit facility at December 31, 2012. In addition to these letters of credit, $119.9 of letters of credit and bank guarantees were outstanding at December 31, 2012, which were issued by banks offering uncommitted lines of credit.

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

The Senior Secured Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary brokerage costs. The Senior Secured Credit Facility contains normal and customary covenants including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s 6 1/2% Senior Subordinated Notes that would be materially adverse to lenders and pay dividends and distributions or repurchase capital stock. The Senior Secured Credit Facility also provides for customary events of default. The Company was in compliance with the Senior Secured Credit Facility debt covenants at December 31, 2012.

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

Included in interest expense were commitment and letter of credit fees of $4.7, $5.5 and $4.0 for the years ended December 31, 2012, 2011 and 2010, respectively.

Senior Subordinated Notes

On March 8, 2011, the Company announced a cash tender offer to purchase any and all of its $370.0 in aggregate principal amount of its then-outstanding 7 3/8% Senior Subordinated Notes, which would have matured on November 1, 2014. The tender offer provided total consideration to those tendering on or before March 21, 2011, equal to the principal amount of the notes plus 2.8%, and accrued interest. Approximately $291.3 of notes were tendered in the tender offer and were subsequently repurchased by the Company. On March 23, 2011, the Company announced the redemption of all of the remaining 7 3/8% Senior Subordinated Notes at the call price of 102.458%, and subsequently completed the redemption on April 22, 2011. The Company recorded early redemption premiums on debt of $10.1 for the year ended December 31, 2011. Interest expense for the year ended December 31, 2011, includes $6.4 of accelerated amortization of deferred financing fees related to the 7 3/ 8% Senior Subordinated Notes.

On March 22, 2011, the Company issued $375.0 in aggregate principal amount of Senior Subordinated Notes, which bear interest at a rate of 6 1/2% per annum. The 6 1/2% Senior Subordinated Notes mature on May 1, 2021. The Company may redeem any of the 6 1/2% Senior Subordinated Notes beginning on May 1, 2016, at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the 6 1/2% Senior Subordinated Notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the 6 1/2% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest. In connection with issuing the 6 1/2% Senior Subordinated Notes, the Company incurred fees of $4.8, which are being amortized utilizing the effective interest method over the term of the notes. Fees totaling $0.5 were amortized to earnings for the fiscal year ended December 31, 2012.

The 6 1/2% Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank junior to the Company’s Senior Secured Credit Facility. The 6 1/2% Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. The Company was in compliance with the 6 1/2% Senior Subordinated Notes debt covenants at December 31, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6 1/2% Senior Subordinated Notes due May 2021	$375.0	$399.1	$375.0	$384.4

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

Other Debt Instruments

Syndicated Term Loan and Working Capital Line

The Company is party to a term loan with a syndicate of lenders. At December 31, 2012, $0.1 was outstanding under the syndicated term loan. On December 12, 2012, the lenders released the mortgages on certain property and intangible assets as well as the shares of substantially all of the material subsidiaries of Guascor, which were collateralizing Company obligations under the syndicated term loan. Interest payments are payable quarterly, and the outstanding loan is due and payable in full at maturity on December 30, 2013. Syndicated term loan borrowings bear interest at the three-month EURIBOR rate plus 2.75% per annum. The working capital line was cancelled on December 12, 2012.

Other Working Capital Lines

The Company is party to other working capital lines. There were no borrowings under these working capital lines at December 31, 2012. Interest rates are generally determined based on EURIBOR plus an interest rate spread that is determined at the time of borrowing.

Bank Loans

The Company is party to various bank loans with a total outstanding principal balance of $3.8 at December 31, 2012, of which balance approximately $1.4 was borrowed from banks in Spain, and approximately $2.4 was borrowed from banks in Italy. Interest rates for borrowings in Spain range from EURIBOR plus 0.65% to EURIBOR plus 2.75% per annum and from EURIBOR plus 1.70% to 1.80% per annum in Italy.

Project Financing Arrangements

Approximately $20.2 of the outstanding project financing balance of $24.9 at December 31, 2012 (bearing interest at the six-month EURIBOR rate plus 1.25% per annum), is associated with pig manure treatment facilities in Spain. Approximately $4.7 of the outstanding project financing balance is related to the design, construction and development of a mini-hydroelectric power generation plant in Brazil, and bears interest at the Brazilian Long Term Rate (“TJLP”) plus 5.5% per annum. Each financing arrangement is senior to all other debt on the related project and is generally collateralized by the assets of the project and the stock of the subsidiary borrower.

Subsidized Loans

The Company is party to non-interest bearing subsidized loans from the Ministry of Science and Technology in Spain, the Center for the Development of Industrial Technology in Spain and other similar government agencies. The subsidized loans totaled $9.5 at December 31, 2012. The Company imputed interest on the subsidized loans utilizing the effective interest method for the year ended December 31, 2012. The imputed interest rate was approximately 7.31% for the year ended December 31, 2012.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Other Notes Payable

Other notes payable consist of notes with third parties with varying payment features. Approximately $9.2 of other notes payable plus accrued interest is required to be paid when the syndicated loan is fully paid. These Spanish notes payable bear interest at the one-year EURIBOR rate plus 0.75%.

Other notes payable also includes a net settlement agreement between the Company and Electrobrás, a Brazilian electric utility, for $8.4 related to the repurchase of equity shares of Guascor do Brasil Ltda. (“GdB”), an 81.4% owned indirect subsidiary of the Company, from Electrobrás of approximately $19.5, net of (1) unpaid grants due from Electrobrás of $7.8, and (2) payments made to date by the Company of $3.3. The parties have agreed to offset the amounts payable and the net settlement amount is payable in equal monthly installments of approximately $0.6 through January 2014.

The Company is party to a participating loan that bears interest at the six-month EURIBOR rate plus 1.25% per annum. To the extent there is net income, interest accrues based on the financial results of one pig manure plant. The participating loans totaled $1.3 at December 31, 2012.

11. Pension Plans

The Company sponsors defined benefit pension plans at U.S. and non-U.S. locations. The U.S. qualified pension plan covers salaried, non-union hourly and certain bargaining unit employees. The benefits are largely frozen, with the exception of those for certain bargaining units, which accumulate according to a flat dollar formula that is not related to future earnings levels. Those employees whose benefits are frozen participate in a defined contribution plan. The defined benefit pension plans sponsored by the Company outside the U.S. are generally not frozen, with future benefits being determined using pensionable earnings and service at the time of determination.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Information regarding our pension plans follows:

	December 31,
	2012	2011
Change in projected benefit obligations
Benefit obligation at beginning of the period	$427.2	$384.7
Service cost	9.1	8.1
Interest cost	19.5	20.2
Employee contributions	0.2	0.2
Expenses paid	(1.2)	(0.7)
Actuarial loss	33.2	38.7
Plan amendments	—	(0.5)
Benefits paid	(21.0)	(21.2)
Foreign currency adjustments	7.0	(2.3)

Benefit obligation at end of the period	$474.0	$427.2

Change in plan assets
Fair value at beginning of the period	$308.8	$291.5
Actual return on assets	36.2	7.8
Company contributions	21.3	32.6
Employee contributions	0.2	0.2
Expenses paid	(1.2)	(0.7)
Benefits paid	(21.0)	(21.2)
Foreign currency adjustments	5.8	(1.4)

Fair value of assets at end of the period	$350.1	$308.8

Amounts recognized in the balance sheet consist of:
Current liabilities	$2.2	$2.1
Noncurrent liabilities	121.7	116.3

Total balance sheet liability	$123.9	$118.4

Amounts recognized in accumulated other comprehensive loss consists of:
Cumulative net actuarial loss	$122.4	$111.4
Cumulative prior service cost	1.3	1.5

Total	$123.7	$112.9

	December 31,
	2012	2011
Weighted-average assumptions used for benefit obligations
Discount rate
U.S. plans	3.80%	4.60%
Non-U.S. plans	4.13%	4.75%
Rate of compensation increase
U.S. plans	N/A	N/A
Non-U.S. plans	2.60%	2.78%

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The components of the net pension expense and amounts recognized in the Consolidated Statement of Comprehensive Income include the following:

	Year Ended December 31,
	2012	2011	2010
Net pension expense
Service cost	$9.1	$8.1	$7.4
Interest cost	19.5	20.2	20.3
Expected return on plan assets	(21.8)	(21.9)	(20.8)
Amortization of net actuarial loss	7.8	2.5	2.9
Amortization of prior service cost	0.2	1.2	1.1

Net pension expense	14.8	10.1	10.9

Amounts recognized in other comprehensive loss (income)
Net actuarial loss (gain)	18.8	52.6	(0.7)
Prior service cost	—	(0.5)	0.5
Amortization of net actuarial loss	(7.8)	(2.5)	(2.9)
Amortization of prior service cost	(0.2)	(1.2)	(1.1)

Total recognized in other comprehensive loss (income)	10.8	48.4	(4.2)

Total recognized	$25.6	$58.5	$6.7

Weighted-average assumptions used for net periodic pension cost
Discount rate
U.S. plans	4.60%	5.40%	5.80%
Non-U.S. plans	4.75%	5.24%	5.64%
Rate of compensation increase
U.S. plans	N/A	N/A	N/A
Non-U.S. plans	2.78%	4.18%	4.25%
Expected return on plan assets
U.S. plans	7.50%	7.50%	8.50%
Non-U.S. plans	6.09%	6.69%	6.77%

The Company develops an assumed discount rate for each plan, where possible, using the yields on high-quality corporate bonds with maturities that match the forecasted cash flow requirements of the plan. In locations where a cash flow matching approach is not feasible, due to a lack of available corporate bond information, alternative methods are used to determine an appropriate discount rate, taking into account the duration of the plan liabilities.

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense during 2013 is estimated to be $8.3.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2012	2011
Projected benefit obligation	$370.1	$336.8
Accumulated benefit obligation	361.1	328.1
Fair value of plan assets	243.7	216.8

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The asset allocations of the Company’s pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash and cash equivalents	$4.1	$—	$4.1	$—
U.S. equities	8.7	—	8.7	—
U.S. large-cap equities	54.5	54.5	—	—
U.S. small-cap value equities	10.8	10.8	—	—
U.S. small-cap growth equities	10.1	10.1	—	—
International equities	83.0	2.2	80.8	—
U.S. fixed income (1)	63.3	63.3	—	—
International fixed income (2)	41.5	—	41.5	—
Global asset allocations (3)	44.6	22.1	22.5	—
Insurance contracts (4)	29.5	—	—	29.5

Total	$350.1	$163.0	$157.6	$29.5

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash and cash equivalents	$3.4	$—	$3.4	$—
U.S. equities	7.8	—	7.8	—
U.S. large-cap equities	56.9	56.9	—	—
U.S. small-cap value equities	9.3	9.3	—	—
U.S. small-cap growth equities	9.8	9.8	—	—
International equities	65.5	1.9	63.6	—
U.S. fixed income (1)	66.4	66.4	—	—
International fixed income (2)	38.3	—	38.3	—
Global asset allocations (3)	27.3	14.8	12.5	—
Insurance contracts (4)	24.1	—	—	24.1

Total	$308.8	$159.1	$125.6	$24.1

(1)	U.S. Fixed Income: Includes investments in the broad fixed income market such as government and agency bonds, mortgage bonds, and corporate bonds. Duration of the bonds may range from short (e.g., three months or less) to very long (e.g., 12 years or longer). Credit quality of U.S. Fixed Income is generally high quality in nature (e.g., AAA to BBB) but can also include lower quality or high yield bonds (e.g., BB or lower). Common indices are the Barclays Aggregate and Citigroup Broad Investment Grade Index.
(2)	International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds usually range over 15 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Gilts >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > Five Years.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

(3)	Global Asset Allocations: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. In some cases, there are no common indices for the assets in this asset class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.
(4)	Insurance Contracts: Provided by insurance companies that pay benefits to retirees.

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Year Ended December 31,
	2012	2011
Beginning balance	$24.1	$22.7
Actual return on assets	1.5	0.8
Company contributions	3.7	3.0
Foreign exchange	1.7	(0.9)
Benefit payments	(1.2)	(1.2)
Settlements	(0.3)	(0.3)

Ending Balance	$29.5	$24.1

Level 3 assets consist of annuities held as investments within the plan that cover a set amount of liabilities, and both assets and liabilities move in the same direction. Level 3 assets also consist of annuities that require contribution premiums to fund ongoing liabilities as required by foreign governmental regulations. Annuities are valued using standard actuarial calculations such as discount rates, mortality rates and participant population.

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

The Company’s policy is to contribute to the U.S. qualified plan the amount necessary to maintain benefits under the Pension Protection Act of 2006, and additional discretionary amounts, up to the limitations imposed by the applicable tax codes. Contributions to the UK pension plans are determined in agreement with the plan trustees. Contributions to funded plans in other countries are based on applicable local funding requirements. The Company currently estimates that it will contribute approximately $14.6 to its funded plans worldwide in 2013.

During the three years in the period ended December 31, 2012, the Company contributed approximately $1.0 annually to two multiemployer plans that are insignificant to the Company individually and in the aggregate.

Pension benefit payments are expected to be paid as follows: $23.1 in 2013, $23.1 in 2014, $24.4 in 2015, $26.2 in 2016, $26.3 in 2017 and $144.6 for the years 2018 to 2022.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $16.5 for the year ended December 31, 2012, $16.5 for 2011, and $14.7 for 2010. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately $3.4 for the year ended December 31, 2012, $3.2 for 2011, and $3.2 for 2010.

12. Post-Retirement Benefits Other than Pensions

The Company sponsors post-retirement plans that cover certain eligible U.S. employees that provide for healthcare and life insurance benefits. The post-retirement health plans are generally contributory with the required retiree contributions adjusted annually, while the life insurance plans are fully paid for by the Company. The Company funds the post-retirement benefit costs principally on a pay-as-you-go basis. Healthcare coverage is coordinated with Medicare.

The post-retirement medical and life benefit coverage has been eliminated for future retirees, with the exception of some grandfathered employees.

Summary information on the Company’s plans was as follows:

	December 31,
	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of the period	$18.6	$17.2
Interest cost	0.8	0.9
Benefits paid	(0.4)	(2.4)
Actuarial losses	0.6	2.9

Unfunded benefit obligation at end of the period and consolidated balance sheet liability	$19.6	$18.6

Amounts recognized in the balance sheet:
Current liabilities	$1.0	$0.9
Noncurrent liabilities	18.6	17.7

Total consolidated balance sheet liability	$19.6	$18.6

Amounts recognized in accumulated other comprehensive income:
Cumulative net actuarial loss	$5.9	$6.3
Cumulative net prior service credit	(0.6)	(0.6)

Total	$5.3	$5.7

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net post-retirement benefit income over the next fiscal year is estimated to be $0.6.

Benefit payments for post-retirement benefits are expected to be paid as follows: $1.1 in 2013, $1.4 in 2014, $1.5 in 2015, $1.5 in 2016, $1.3 in 2017 and $5.5 in the aggregate for the years 2018 to 2022.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The components of the net post-retirement benefit expense (income) and amounts recognized in other comprehensive loss (income) were as follows:

	Year Ended December 31,
	2012	2011	2010
Net post-retirement benefits expense (income)
Interest cost	$0.8	$0.9	$0.9
Amortization of
Net prior service credit	—	(1.7)	(9.3)
Net actuarial loss	1.0	0.9	1.4

Total post-retirement benefits expense (income)	1.8	0.1	(7.0)

Amounts recognized as other comprehensive (income) loss
Net actuarial loss	0.6	2.9	0.7
Amortization of
Net prior service credit	—	1.7	9.3
Net actuarial loss	(1.0)	(0.9)	(1.4)

Total recognized in comprehensive (income) loss	(0.4)	3.7	8.6

Total recognized	$1.4	$3.8	$1.6

	Year Ended December 31,
	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	3.80%	4.60%	5.30%
Measurement date	12/31/12	12/31/11	12/31/10
Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31
Discount rate	4.60%	5.30%	5.70%
Measurement date	12/31/11	12/31/10	12/31/09
Assumed health care cost trend rates
Current year trend rate	8.30%	8.30%	8.30%
Ultimate trend rate	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2034	2033	2032
Net periodic benefit cost for the year	2033	2032	2031

The Company selects the assumed discount rate using available high quality bonds with maturities that match the forecasted cash flow of the plan.

A 1% change in the medical trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2012:

	1%	1%
	Increase	Decrease
Effect on total post-retirement benefit expense	$0.1	$(0.1)
Effect on post-retirement benefit liability	1.7	(1.5)

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

During the year ended December 31, 2011, the Company completed three accelerated stock acquisition programs utilizing all of the repurchase authority granted by the Board. The repurchases were funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility. The total number of shares purchased was determined by dividing the purchase price by the volume-weighted-average trading prices of the Company’s shares of common stock during the applicable valuation period, minus a fixed discount. The plans were executed as follows:

	Type of	Amount		Initial Shares	Final Share	Total Shares
Date Initiated	Program	Paid	Date Completed	Delivered	Settlement	Purchased
March 15, 2011	Collared	$275.0	August 4, 2011	4,740,584	641,635	5,382,219
March 22, 2011	Uncollared	$80.0	August 4, 2011	1,143,293	448,487	1,591,780
August 26, 2011	Uncollared	$150.0	September 29, 2011	3,011,242	456,227	3,467,469

		$505.0				10,441,468

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France (Note 15). The interest rate swap has a notional amount of €18.0 (approximately $23.7) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap at December 31, 2012, was $1.0 and the related unrealized loss for the year ended December 31, 2012, was $0.1.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes. The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the balance sheet and measures them at fair value. Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other expense, net.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Year Ended December 31,
	2012	2011
Foreign currency exchange contracts assets	$8.5	$7.1
Foreign currency exchange contracts liabilities	$3.8	$10.5

The notional amount for the forward exchange contracts outstanding as of December 31, 2012 and 2011, was $576.6 and $457.7, respectively. The net foreign currency gains (losses) recognized for forward currency contracts were $7.9, ($1.8) and ($1.7) for the years ended December 31, 2012, 2011 and 2010, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value. Changes in the fair value of this liability are recorded in other expense, net. The fair value of the liability from the shortfall of tradable emission allowances was $0.8 and $3.0 at December 31, 2012 and 2011, respectively.

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

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company upon the acquisition of Guascor in May 2011, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.2) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and engaged in settlement negotiations with MISE, which were unsuccessful and were suspended. The Lazio Administrative Court held a hearing on this matter in October 2012 and issued a decision in November 2012 revoking the MISE decree issued in January 2010 and ordering MISE to reconsider the conversion proposal submitted by Enviroil in November 2008. Enviroil renewed settlement negotiations with MISE in October 2012, which are currently pending. The Company estimates that its aggregate exposure to loss associated with the Enviroil litigation is $15.8.

Although the ultimate outcome of these administrative proceedings and pending settlement negotiations cannot be ascertained at this time, the Company has recorded an accrual based on its assessment of the potential liability with respect to this matter. Based on the Company’s assessment of the exposure, the Company believes any liability that may be in excess of amounts recorded would not be material. Moreover, the Company has a claim against the sellers of Grupo Guascor.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws. The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.5). In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed. The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.3).

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

Lease Commitments

On December 28, 2007, the Company executed a lease transaction including a committed line of credit of up to €23.0 (approximately $30.3) that was used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010, and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is determined by reference to the EURIBOR Rate plus an applicable margin of between 1.25% and 2.50%. The initial base term of the lease expires in February 2015. At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the lease will mature in 2015. The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payments under the terms of the lease.

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $25.4, $27.7 and $21.5 for the years ended December 31, 2012, 2011 and 2010, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2012, with terms in excess of one year for the next five years and thereafter are as follows: $21.1 in 2013, $17.0 in 2014, $11.5 in 2015, $9.1 in 2016, $8.2 in 2017 and $25.5 thereafter.

16. Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$25.6	$28.2	$39.2
Liabilities assumed from acquisitions	—	6.7	—
Provision for warranties issued during period	17.3	17.6	20.2
Adjustments to warranties issued in prior periods	(2.9)	(7.1)	(9.2)
Payments during the period	(19.8)	(18.4)	(20.4)
Foreign currency adjustments	(0.1)	(1.4)	(1.6)

Ending balance	$20.1	$25.6	$28.2

Generally, reductions to warranties issued in prior periods represent the lapsing of warranties for which accruals were made based on historical experience, and for which the expected cost was not realized.

17. Incentive Stock-Based Compensation Plans

The Company’s 2008 Stock Incentive Plan enables the Compensation Committee of the Board of Directors to award incentive and non-qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers) and other service providers. The Nominating and Governance Committee has similar rights under the 2008 Plan with respect to non-employee directors. The maximum number of shares that may be issued under the 2008 Plan is 6,000,000. The 2008 Plan is currently the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended (collectively, the “Pre-existing Compensation Plans”), and the 2008 Plan totaled $28.4 for 2012, $19.8 for 2011 and $16.8 for 2010. The Company will continue to recognize expense under the Pre-existing Compensation Plans until the respective vesting benefit periods expire. At December 31, 2012, 2,709,358 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 0.87 years for outstanding employee grants was $23.9. The Company currently expects to issue new shares upon exercise of options and vesting of restricted stock units.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

The following table summarizes option and stock appreciation right activity during 2012, 2011 and 2010:

		Weighted-
		Average Exercise
	Shares	Price
Balance, December 31, 2009	1,516,628	$25.16
Granted	237,603	$30.71
Exercised	(77,146)	$24.15
Forfeited	(60,668)	$27.03
Expired	(28,651)	$25.46

Balance, December 31, 2010	1,587,766	$26.02
Granted	190,539	$46.53
Exercised	(247,838)	$25.50
Forfeited	(4,438)	$29.04
Expired	(594)	$37.27

Balance, December 31, 2011	1,525,435	$28.60
Granted	174,201	$52.40
Exercised	(117,729)	$26.23
Forfeited	(24,215)	$33.64
Expired	—	$0.00

Balance, December 31, 2012	1,557,692	$31.35

Exercisable December 31, 2010	671,130	$26.11
Exercisable December 31, 2011	845,361	$26.27
Exercisable December 31, 2012	1,103,694	$27.34

The weighted-average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2012, 2011 and 2010, was $21.05, $18.54, and $12.81, respectively. The total intrinsic value of options exercised during the year ended December 31, 2012, was approximately $3.0. The aggregate intrinsic value of options and stock appreciation rights outstanding at December 31, 2012, was $38.6.

The options and stock appreciation rights granted have a 10 year contract term. Restricted stock, options and stock appreciation rights granted prior to 2010 vest over a four year period. Beginning in 2010, the Company granted restricted stock, options and stock appreciation rights which vest over a three year period, as well as Performance Restricted Stock Units (“PRSUs”). PRSUs vest annually over a three year period to the extent that the percentile rank of the shareholder return of the Company’s stock is at or above the 25th percentile of a selected peer group, with 16.67% vesting if such percentile rank is at this threshold level and up to 50.00% vesting if such percentile rank is at or above the 75th percentile of the selected peer group.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	2012	2011	2010
Option term (years)	5.0	5.5	5.5
Volatility	45.4%	39.6%	41.3%
Risk-free interest rate
(zero coupon U.S. Treasury note)	0.81%	2.35%	2.64%
Dividend yield	—	—	—

The option term is the number of years that the company estimates that options will be outstanding prior to exercise. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based, in part, on similarly situated companies as well as Company experience.

The following table summarizes employee shares, share units and PRSU activity during 2012, 2011 and 2010, and grant date fair values:

		Weighted-
		Average Grant
	Shares	Price
Nonvested at December 31, 2009	908,425	$24.77
Granted	467,176	$30.52
Vested	(292,628)	$25.13
Forfeited	(65,050)	$27.25

Nonvested at December 31, 2010	1,017,923	$27.14
Granted	353,950	$46.54
Vested	(412,784)	$27.42
Forfeited	(23,570)	$24.42

Nonvested at December 31, 2011	935,519	$34.44
Granted	675,809	$51.06
Vested	(474,053)	$33.11
Forfeited	(48,272)	$39.12

Nonvested at December 31, 2012	1,089,003	$45.48

As permitted by the provisions of its annual incentive plan, the Company elected to issue restricted stock units in lieu of paying the 2011 incentive in cash. The restricted stock units will vest in March 2013. Expense associated with the incentive accruing up to the date of grant has been reflected as operating (or compensation) expense, while expense accruing after the date of issuance of restricted stock units has been reflected as stock compensation expense. Total stock compensation expense associated with these restricted stock units was approximately $5.0 in 2012.

The Company also grants shares to non-employee Directors. Shares granted to non-employee Directors after fiscal year 2008 vest after a one year period. Shares granted to non-employee Directors in 2008 vested over a three year period. The total fair value of the 15,459 shares granted in 2012 at the respective grant dates was $0.8, the 18,901 shares granted in 2011 at the respective grant dates was $0.9 and the 25,116 shares granted in 2010 at the respective grant dates was $0.8. At December 31, 2012, the total value of 15,459 unvested shares was $0.9.

18. Significant Clients and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2012, 2011 and 2010, no one customer comprised more than 10% of sales.

The Company has operations and or does business in various countries outside the U.S. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company. At December 31, 2012, approximately 12.1% of the Company’s accounts receivable were outstanding from Petroleos de Venezuela, S.A. (“PDVSA”). Historically, the Company has collected its outstanding receivables from PDVSA, and partial payments on the outstanding balance have been received subsequent to December 31, 2012. Based on this historical experience and communications with PDVSA, all indications are that the outstanding balance is collectible. Consequently, a provision for bad debts has not been recorded for these accounts receivable.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

19. Other Expense, net

Other expense, net includes the following:

	Year Ended December 31,
	2012	2011	2010
Foreign currency losses	$(9.0)	$(2.7)	$(13.5)
Gain (loss) on forward exchange contracts	7.9	(1.8)	(1.7)
Net loss from equity investment	(2.1)	(2.6)	(0.2)
Fair value adjustment of tradable emission allowances	0.2	3.2	—
Fair value adjustment of contingent consideration	1.0	(0.9)	1.2
Other miscellaneous income	2.0	1.8	0.4

Total other expense, net	$—	$(3.0)	$(13.8)

As a result of the devaluation of the Venezuelan bolivar on January 8, 2010, the Company recorded a non-deductible foreign exchange loss in the Consolidated Statement of Income of approximately $13.6 for the year ended December 31, 2010.

20. Segment Information

The Company has two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)	New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, packaging, testing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature. Unallocated net expenses include certain corporate expenses, and research and development expenses. Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories and goodwill. Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment and intangible assets. There are no significant intercompany transactions between our reportable segments.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
New units	$1,301.6	$1,082.2	$959.4
Aftermarket parts and services	1,434.8	1,229.4	994.2

Total revenues	$2,736.4	$2,311.6	$1,953.6

Income from operations
New units	$117.9	$110.4	$129.7
Aftermarket parts and services	323.2	252.7	227.5
Unallocable	(105.2)	(104.4)	(94.7)

Total income from operations	$335.9	$258.7	$262.5

Depreciation and amortization
New units	$44.3	$37.3	$25.3
Aftermarket parts and services	41.2	41.6	26.9

Total depreciation and amortization	$85.5	$78.9	$52.2

Goodwill
New units	$476.7	$442.6	$151.3
Aftermarket parts and services	434.6	427.2	335.8

Total goodwill	$911.3	$869.8	$487.1

Total assets (including goodwill)
New units	$898.8	$674.1	$356.6
Aftermarket parts and services	1,126.7	1,073.6	726.2
Unallocable	1,307.5	1,316.0	1,231.5

Total assets	$3,333.0	$3,063.7	$2,314.3

Revenues by destination
United States	$828.0	$664.8	$606.7
Canada	73.5	56.2	80.6

North America	901.5	721.0	687.3
Latin America	445.7	409.5	239.5
Europe	680.1	501.6	417.2
Asia-Pacific, Southern Asia	422.8	353.1	320.6
Middle East, Africa	286.3	326.4	289.0

Total revenues	$2,736.4	$2,311.6	$1,953.6

Long-lived assets by geographic area
United States	$180.8	$182.1	$187.5
Canada	2.5	1.9	2.3

North America	183.3	184.0	189.8
Latin America	95.2	90.4	4.9
Europe	160.3	159.8	67.2
Asia-Pacific, Southern Asia	18.0	15.4	12.3
Middle East, Africa	10.1	6.4	3.9

Total long-lived assets	$466.9	$456.0	$278.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($ in millions, except per share amounts)

For the year ended December 31, 2012, sales to clients in Brazil, Spain, Norway and United Kingdom were 8.3%, 6.9%, 5.5% and 5.2% of total revenues, respectively. For the year ended December 31, 2011, sales to clients in Brazil and Spain were 11.2% and 5.7% of total revenues, respectively. Sales to clients in Brazil were 7.5% of total revenues for the year ended December 31, 2010. No other sales to clients within individual countries outside the U.S. exceeded 5% of the total revenues in any year presented.

21. Selected Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenues	$661.8	$635.8	$594.4	$844.4
Gross profit	144.9	167.8	170.6	248.8
Net income attributable to Dresser-Rand	23.6	34.0	41.2	80.2
Net income per share
Basic	0.31	0.45	0.55	1.06
Diluted	0.31	0.45	0.54	1.05

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$354.2	$588.9	$630.5	$738.0
Gross profit	100.6	144.2	169.6	229.3
Early redemption premium on debt	(8.2)	(1.9)	—	—
Net income attributable to Dresser-Rand	0.4	11.2	40.3	68.9
Net income per share
Basic	0.01	0.14	0.52	0.92
Diluted	0.00	0.14	0.51	0.91

22. Supplemental Cash Flow Information

	Year ended December 31,
	2012	2011	2010
Cash paid for interest, net of capitalized interest	$59.1	$61.7	$30.7
Cash paid for income taxes, net of refunds	56.9	41.0	101.5
Schedule of Noncash Investing and Financing Activities (1) :
Assets acquired in acquisition	$55.8	$1,018.1	$52.3
Liabilities assumed in acquisition	2.6	474.9	1.4

(1)	See Note 3 for additional discussion of the Company’s acquisitions.

23. Subsequent Events

The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on February 8, 2013. As a result of the 2013 devaluation, the Company estimates a non-deductible foreign exchange loss of approximately $3.5 million in the first quarter of 2013.

DRESSER-RAND GROUP INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2012, 2011 and 2010

($ in millions)

		Additions
	Beginning	Charges to	Charges to				Ending
	Balance at	costs and	other				Balance at
Description	01/01/12	expenses	accounts		Deductions		12/31/2012
Allowance for losses on receivables	$9.3	$0.5	$—		$0.2	(a)	$9.6
Valuation allowance for deferred tax asset	81.6	6.3	(3.6	) (b)	0.7	(c)	83.6

Notes:

(a) -	Impact of write-off of bad debts of $0.2.
(b) -	Impact of acquisition of Guascor of $(2.5) and other expired NOL’s of $(1.1).
(c) -	Impact of foreign exchange.

		Additions
	Beginning	Charges to	Charges to				Ending
	Balance at	costs and	other				Balance at
Description	01/01/11	expenses	accounts		Deductions		12/31/2011
Allowance for losses on receivables	$11.4	$0.1	$—		$2.2	(a)	$9.3
Valuation allowance for deferred tax asset	15.1	4.4	62.7	(b)	0.6	(c)	81.6

Notes:

(a) -	Impact of foreign exchange of $0.3 and write-off of bad debts of $1.9.
(b) -	Impact of acquisition of Guascor of $64.5 offset by other expired NOL’s of $(1.8).
(c) -	Impact of foreign exchange.

		Additions
	Beginning	Charges to	Charges to				Ending
	Balance at	costs and	other				Balance at
Description	01/01/10	expenses	accounts		Deductions		12/31/2010
Allowance for losses on receivables	$14.4	$0.7	$—		$3.7	(a)	$11.4
Valuation allowance for deferred tax asset	11.4	3.5	0.2	(b)	—		15.1

Notes:

(a) -	Impact of foreign exchange of $0.2 and write-off of bad debts of $3.5.
(b) -	Impact of foreign exchange.

S-1