Form 10-Q
period 2013-03-31
Dresser-Rand Group Inc.
filed 2013-04-25
CIK 1316656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of common stock, $.01 par value, outstanding as of April 18, 2013, was 76,166,592.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	($ in millions, except per share amounts)
Net sales of products	$572.0	$494.7
Net sales of services	194.4	167.1

Total revenues	766.4	661.8

Cost of products sold	458.2	395.2
Cost of services sold	136.2	121.7

Total cost of sales	594.4	516.9

Gross profit	172.0	144.9
Selling and administrative expenses	96.2	88.7
Research and development expenses	10.3	4.5

Income from operations	65.5	51.7
Interest expense, net	(14.3)	(16.3)
Other (expense) income, net	(1.0)	0.1

Income before income taxes	50.2	35.5
Provision for income taxes	15.8	11.2

Net income	34.4	24.3
Net income attributable to noncontrolling interest	(1.5)	(0.7)

Net income attributable to Dresser-Rand	$32.9	$23.6

Net income attributable to Dresser-Rand per share
Basic	$0.43	$0.31

Diluted	$0.43	$0.31

Weighted-average shares outstanding—(in thousands )
Basic	75,798	75,293

Diluted	76,749	76,049

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Net income	$34.4	$24.3
Other comprehensive income (loss)
Foreign currency translation adjustments	(25.0)	26.4
Unrealized gain (loss) on derivatives—net of tax of $0.0 and $0.1 for the three months ended March 31, 2013 and 2012, respectively	0.1	(0.1)
Pension and other postretirement benefit plans Amortization of prior service cost and net actuarial loss included in net periodic costs—net of tax of $0.8 and $0.8 for the three months ended March 31, 2013 2012, respectively	1.4	1.3

Total other comprehensive (loss) income	(23.5)	27.6

Total comprehensive income	10.9	51.9
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.7)

Comprehensive income attributable to Dresser-Rand	$10.4	$51.2

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2013	2012
	($ in millions)
Assets
Current assets
Cash and cash equivalents	$157.0	$122.8
Restricted cash	25.0	17.6
Accounts receivable, less allowance for losses of $8.9 at 2013 and $9.6 at 2012	513.2	565.9
Inventories, net	618.3	552.5
Prepaid expenses and other	79.9	66.7
Deferred income taxes, net	29.5	30.5

Total current assets	1,422.9	1,356.0
Property, plant and equipment, net	464.7	466.9
Goodwill	886.7	911.3
Intangible assets, net	494.7	506.9
Deferred income taxes	13.9	14.9
Other assets	79.3	77.0

Total assets	$3,362.2	$3,333.0

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accruals	$622.6	$600.4
Customer advance payments	203.7	282.3
Accrued income taxes payable	37.0	44.4
Current portion of long-term debt	42.0	35.9

Total current liabilities	905.3	963.0
Deferred income taxes	37.1	35.8
Postemployment and other employee benefit liabilities	135.9	142.8
Long-term debt	1,106.1	1,014.9
Other noncurrent liabilities	70.0	81.6

Total liabilities	2,254.4	2,238.1

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; and 76,157,587 and 75,675,854 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	0.8	0.8
Additional paid-in capital	142.5	140.5
Retained earnings	1,117.5	1,084.6
Accumulated other comprehensive loss	(157.2)	(134.7)

Total Dresser-Rand stockholders’ equity	1,103.6	1,091.2
Noncontrolling interest	4.2	3.7

Total stockholders’ equity	1,107.8	1,094.9

Total liabilities and stockholders’ equity	$3,362.2	$3,333.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Cash flows from operating activities
Net income	$34.4	$24.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24.3	20.7
Deferred income taxes	0.2	1.8
Stock-based compensation	10.6	6.8
Excess tax benefits from stock-based compensation	(6.1)	(3.8)
Amortization of debt financing costs	1.0	0.9
Provision for losses on inventory	0.4	0.1
Loss on sale of property, plant and equipment	—	(0.1)
(Gain) loss from equity investments	(0.3)	1.3
Changes in working capital and other, net of acquisitions
Accounts receivable	48.1	75.2
Inventories	(74.3)	(32.4)
Accounts payable and accruals	14.2	(43.0)
Customer advances	(72.6)	(21.3)
Other	(24.6)	(20.6)

Net cash (used in) provided by operating activities	(44.7)	9.9

Cash flows from investing activities
Capital expenditures	(19.9)	(10.0)
Proceeds from sales of property, plant and equipment	—	0.1
Acquisitions, net of cash acquired	—	(48.8)
Other investments	(3.5)	(4.0)
(Increase) decrease in restricted cash balances	(7.8)	6.9

Net cash used in investing activities	(31.2)	(55.8)

Cash flows from financing activities
Proceeds from exercise of stock options	1.1	1.6
Proceeds from borrowings	488.7	147.1
Excess tax benefits from stock-based compensation	6.1	3.8
Repayments of borrowings	(385.0)	(115.0)

Net cash provided by financing activities	110.9	37.5

Effect of exchange rate changes on cash and cash equivalents	(0.8)	3.3

Net increase (decrease) in cash and cash equivalents	34.2	(5.1)
Cash and cash equivalents, beginning of period	122.8	128.2

Cash and cash equivalents, end of period	$157.0	$123.1

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
				($ in millions)
At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	—	3.5	—	—	—	3.5
Stock repurchases	—	(1.5)	—	—	—	(1.5)
Net income	—	—	32.9	—	1.5	34.4
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(24.0)	(1.0)	(25.0)
Unrealized gain on derivatives, net of tax of $0.0	—	—	—	0.1	—	0.1
Pension and other postretirement benefit plans Amortization of prior service cost and net actuarial loss included in net periodic costs—net of tax of $0.8	—	—	—	1.4	—	1.4

At March 31, 2013	$0.8	$142.5	$1,117.5	$(157.2)	$4.2	$1,107.8

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
				($ in millions)
At December 31, 2011	$0.8	$105.2	$905.6	$(138.8)	$0.2	$873.0
Stock-based compensation	—	6.2	—	—	—	6.2
Net income	—	—	23.6	—	0.7	24.3
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	26.4	—	26.4
Unrealized loss on derivatives, net of tax of $0.1	—	—	—	(0.1)	—	(0.1)
Pension and other postretirement benefit plans Amortization of prior service cost and net actuarial loss included in net periodic costs—net of tax of $0.8	—	—	—	1.3	—	1.3

At March 31, 2012	$0.8	$111.4	$929.2	$(111.2)	$0.9	$931.1

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1. Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012; the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013, and 2012; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In preparing financial statements in accordance with U.S. GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management evaluates its estimates and related assumptions regularly, including those related to fair values, allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, the carrying value and estimated useful lives of long-lived assets, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, stock-based compensation, stage of completion and ultimate profitability for certain long-term revenue contracts accounted for under the percentage-of-completion method, contract losses, penalties, environmental contingencies, product liability, self-insurance programs and other contingencies (including purchase price contingencies). Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our other filings with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

Revenue recognition

We recognize revenue when it is realized or realizable and earned. Generally, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either any required client acceptance has been obtained (or such provisions have lapsed) or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

A substantial portion of our arrangements are multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts often take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

Our sales arrangements do not include a general right of return of the delivered unit(s). If it is determined that the separate deliverables do not have value on a stand-alone basis, the entire arrangement is accounted for as one unit of accounting, which results in revenue being recognized when the last unit is delivered.

At the end of 2012, we entered into three contracts with expanded construction-type scope and risk. These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements. For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-Type Contracts and utilize the percentage-of-completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by an engineering, procurement and construction contractors. Our clients typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.

Under the percentage-of-completion method, revenue is recognized as work on a contract progresses. For each contractual arrangement that qualifies for the percentage-of-completion method of accounting, the Company recognizes revenue, cost of sales and gross profit in the amounts that are equivalent to a percentage of the total estimated contract sales value, projected cost of sales and projected gross profit achieved upon completion of the project. This percentage is generally determined by dividing the cumulative amount of labor costs and labor converted material costs incurred to date by the sum of the cumulative costs incurred to date plus the estimated remaining costs to be incurred in order to complete the contract. Preparing these estimates is a process requiring judgment. Factors influencing these estimates include, but are not limited to historical performance trends, inflationary trends, productivity and labor disruptions, availability of materials, claims, change orders and other factors as set forth in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A. of Part II herein. Changes in estimated revenues, cost of sales and gross profit are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete.

We apply the percentage-of-completion method of accounting to agreements when the following conditions exist:

•	The costs are reasonably estimable.

•

The contract includes provisions that clearly specify the enforceable rights regarding products and services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement.

•	The customer can be expected to satisfy all obligations under the contract.

•	We expect to perform all our contractual obligations.

Costs incurred on uncompleted contracts, revenues recognized inception to date on uncompleted contracts, and costs and estimated earnings in excess of billings on uncompleted contracts were $75.6, $92.7 and $41.2, respectively, at March 31, 2013.

We estimate the future costs that will be incurred related to sales arrangements to determine whether any arrangement will result in a loss. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

2. New Accounting Standards

Effective January 1, 2013, the Company adopted FASB ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments in ASU 2012-02 also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2013, the Company adopted FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in ASU 2013-02 are intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Other than requiring additional disclosures, the adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2013, the Company adopted FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The amendments in ASU 2013-01 require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than requiring additional disclosures, the adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2013 the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. In accordance with the amendments, an entity will measure the obligation as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 also require an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

In March 2013 the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The amendments in ASU 2013-05 resolve the diversity in practice in applying Subtopic 810-10, Consolidation, and Subtopic 830-30, Foreign Currency Matters, when a reporting entity ceases to have a controlling financial interest in a subsidiary within a foreign entity. The amendments in ASU 2013-05 require the reporting entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment, if significant influence is retained. Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory. Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company. The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement includes the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance. In accordance with the purchase agreement, a payment of $1.0 was made during the three months ended March 31, 2013 to the sellers of Synchrony because certain technical milestones were met.

The estimated fair value of the additional contingent consideration for the Synchrony acquisition of $1.2 at March 31, 2013, is included in other current liabilities on the consolidated balance sheet. Changes in the fair value from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

Goodwill from the Synchrony acquisition principally resulted from expected synergies from combining the operations of the acquired business and the Company. The amortization of goodwill related to the acquisition of Synchrony is not deductible for income tax purposes.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The acquisition price of Synchrony in 2012 was allocated to the fair values of assets acquired and liabilities assumed as follows:

2012
Cash and cash equivalents	$0.1
Accounts receivable, net	2.1
Inventory, net	1.5
Prepaid expenses	0.1

Total current assets	3.8

Property, plant and equipment	2.2
Amortizable intangible assets	22.9
Goodwill	26.3
Other assets	0.6

Total assets acquired	55.8

Accounts payable and accruals	2.6

Total liabilities assumed	2.6

Purchase price	53.2
Fair value of contingent consideration (non-cash)	(4.3)
Cash acquired	(0.1)

Cash paid	$48.8

Intangible assets from the Synchrony acquisition consist of existing technology, customer relationships, trade names and non-compete agreements.

Pro forma financial information for the Synchrony acquisition, assuming it occurred at the beginning of 2011 has not been presented because the effect on our results was not considered material. The financial results of Synchrony have been included in our consolidated financial results from the date of acquisition and have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications. The Company also received an option to acquire the outstanding shares of Echogen, which expired unexercised February 14, 2013, and certain broad license rights in certain of the Company’s key markets. The Company will pay Echogen a royalty based on future equipment sales in these markets. Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate. As of March 31, 2013, the Company had invested a total of $23.0 for a 35.5% noncontrolling interest in Echogen. In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary. The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $19.2 at March 31, 2013.

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia executes manufacturing, repair, and other services, and provides technical expertise and training in the Kingdom of Saudi Arabia. The Company and ARPIC each own approximately 50% of D-R Arabia. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership and board participation would give the Company the ability to direct the activities of D-R Arabia, which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors. In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. The option is exercisable at any time through November 10, 2014. The Company has made investments totaling $29.5, which have resulted in an aggregate noncontrolling interest of 38.2% at March 31, 2013. The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $28.5 at March 31, 2013.

4. Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	March 31, 2013			December 31, 2012
			Weighted-
			Average
		Accumulated	Useful		Accumulated
	Cost	Amortization	Lives	Cost	Amortization
Trade names	$118.1	$21.7	39 years	$119.0	$20.9
Customer relationships	328.4	68.7	32 years	331.7	65.9
Non-compete agreement	5.3	4.0	3 years	5.4	3.8
Existing technology	160.5	49.7	23 years	161.6	48.0
Contracts and purchase agreements	11.1	1.2	11 years	11.1	1.0
Software	30.6	25.7	10 years	30.6	25.0
In-process research and development	11.8	0.1	10 years	12.1	—

Total amortizable intangible assets	$665.8	$171.1		$671.5	$164.6

Intangible asset amortization expense was $7.3 and $7.4 for the three months ended March 31, 2013 and 2012, respectively.

The Company had no goodwill impairments for the three months ended March 31, 2013, and the year ended December 31, 2012. The following table represents the changes in goodwill in total and by segment (see Note 14 for additional segment information):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2012	$476.7	$434.6	$911.3
Foreign currency adjustments	(13.9)	(10.7)	(24.6)

Balance, March 31, 2013	$462.8	$423.9	$886.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

5. Inventories, net

Inventories were as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$63.8	$59.3
Finished parts	210.4	203.1
Work-in-process	685.6	707.9

	959.8	970.3
Less: progress payments	(341.5)	(417.8)

Inventories, net	$618.3	$552.5

Finished parts may be used in production or sold to customers. Progress payments represent payments from clients based on milestone completion schedules. Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet. Progress payments to suppliers are included in work-in-process and were $132.9 and $101.1 at March 31, 2013, and December 31, 2012, respectively. The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $31.4 and $31.6 at March 31, 2013, and December 31, 2012, respectively.

6. Property, plant and equipment

Property, plant and equipment were as follows:

	March 31,	December 31,
	2013	2012
Cost:
Land	$30.4	$31.0
Buildings and improvements	222.1	213.2
Machinery and equipment	491.1	484.1

	743.6	728.3
Less: accumulated depreciation	(278.9)	(261.4)

Property, plant and equipment, net	$464.7	$466.9

Depreciation expense was $17.0 and $13.3 for the three months ended March 31, 2013 and 2012, respectively.

7. Financial Instruments (€ in millions)

The Company manages exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities as well as through the use of financial instruments.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $23.1) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income. The fair value of the interest rate swap at March 31, 2013, was $0.9 and the related unrealized gain for the three months ended March 31, 2013, was $0.1.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes. Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other (expense) income, net.

All of the Company’s derivative contracts are subject to master netting arrangements. These arrangements provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet. The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period. Had we presented our derivative contracts on a net basis, the amounts recorded in the consolidated balance sheet would not be materially different from the presentation in the table below. In addition, the Company does not have any cash collateral due under such arrangements.

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2013	2012
Foreign currency exchange contracts assets	$6.1	$8.5

Foreign currency exchange contracts liabilities	$9.3	$3.8

The notional amount for the forward exchange contracts outstanding as of March 31, 2013, and December 31, 2012, was $454.4 and $576.6, respectively. The net foreign currency (losses) gains recognized for forward currency contracts were ($4.3) and $2.7 for the three months ended March 31, 2013 and 2012, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value. Changes in the fair value of this liability are recorded in other (expense) income, net. The fair value of the liability from the shortfall of tradable emission allowances was $0.1 and $0.8 at March 31, 2013, and December 31, 2012, respectively.

8. Income taxes

We operate in numerous countries and tax jurisdictions around the world and no tax authority has audited any income tax return producing any significant tax adjustment since October 2004. However, there is no assurance that future tax audits will produce the same results. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

Our estimated income tax provisions for the three months ended March 31, 2013 and 2012, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will or will not be realized.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, a $4.4 benefit was reflected in the first quarter of 2013 as a discrete event.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the three months ended March 31, 2013. Had this amount been deductible, our effective tax rate would have been 2.4 percentage points lower for the three months ended March 31, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions. For the three months ended March 31, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $1.0 ($0.01 per diluted share) and $0.4 ($0.01 per diluted share), respectively.

Management has decided to permanently reinvest the remaining unremitted earnings of its foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any permanently reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

9. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2013	2012
Senior Secured Credit Facility maturing March 2016	$719.0	$615.6
6 1/2% Senior Subordinated Notes due May 2021	375.0	375.0
Bank loans maturing through 2015	3.3	3.8
Project financing arrangements maturing through 2016	22.8	24.9
Subsidized loans	9.0	9.5
Other notes payable	19.0	22.0

Total debt	1,148.1	1,050.8
Less: current portion	(42.0)	(35.9)

Total long-term debt	$1,106.1	$1,014.9

At March 31, 2013, we were in compliance with our debt covenants.

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6 1/2% senior subordinated notes due May 2021	$375.0	$401.0	$375.0	$399.1

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

10. Pension Plans

The components of net pension expense were as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$2.4	$2.4
Interest cost	4.5	4.9
Expected return on plan assets	(5.7)	(5.4)
Amortization of net actuarial loss	2.1	1.8

Net pension expense	$3.3	$3.7

The fair value measurement of certain plan assets (approximately 8.4% of plan assets) is derived using significant unobservable inputs (Level 3). Level 3 assets consist of annuities held as investments within the plan that cover a set amount of liabilities, and the effect of changes in the values of the related assets and liabilities are generally offsetting. Level 3 assets also consist of annuities that require contribution premiums to fund ongoing liabilities as required by foreign governmental regulations. Annuities are valued using standard actuarial calculations such as discount rates, mortality rates and participant population.

The Company made pension contributions of $5.5 and $11.7, respectively, during the three months ended March 31, 2013 and 2012.

11. Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost	$0.2	$0.2
Amortization of net actuarial loss	0.1	—
Amortization of prior service credit	—	0.3

Net post-retirement benefits expense	$0.3	$0.5

12. Commitments and Contingencies (£ and € in millions)

Legal Proceedings

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company and by the sellers of Grupo Guascor, which we acquired in May 2011, for certain of these matters in connection with our acquisition of Guascor. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnities from Ingersoll Rand and the sellers of Guascor, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement has been renegotiated and extended to March 2016.

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

United Kingdom (“UK”) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries’ pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected. The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected. In June 2012, interpretation proceedings commenced in the English High Court to determine whether sex equalization of the plan was correctly implemented. The Company has accrued £3.0 (approximately $4.6) to address its estimate of contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company in May 2011, in conjunction with the acquisition of Grupo Guascor, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil. In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE. In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.0) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs. Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant. The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal. In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree. In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and engaged in settlement negotiations with MISE, which were unsuccessful and were suspended. The Lazio Administrative Court held a hearing on this matter in October 2012 and issued a decision in November 2012 revoking the MISE decree issued in January 2010 and ordering MISE to reconsider the conversion proposal submitted by Enviroil in November 2008. Enviroil renewed settlement negotiations with MISE in October 2012, which are currently pending. The Company estimates that its aggregate exposure to loss associated with the Enviroil litigation is €12.0 (approximately $15.4).

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

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws. The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.4). In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed. The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($12.9).

13. Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period. A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$20.1	$25.6
Provision for warranties issued during period	2.4	5.0
Adjustments to warranties issued in prior periods	0.7	(1.2)
Payments during the period	(3.6)	(3.9)
Foreign currency adjustments	(0.3)	0.3

Ending balance	$19.3	$25.8

Generally, reductions to warranties issued in prior periods represent the lapsing of warranties for which accruals were made based on historical experience, and for which the expected cost was not realized.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

14. Segment Information

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

Segment results for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Revenues
New units	$443.2	$367.7
Aftermarket parts and services	323.2	294.1

Total revenues	$766.4	$661.8

Income from operations
New units	$28.6	$20.2
Aftermarket parts and services	66.4	53.3
Unallocable	(29.5)	(21.8)

Total income from operations	$65.5	$51.7

Depreciation and amortization
New units	$14.1	$12.6
Aftermarket parts and services	10.2	8.1

Total depreciation and amortization	$24.3	$20.7

Total assets (including goodwill)
New units	$891.0	$722.3
Aftermarket parts and services	1,117.2	1,047.5
Unallocable	1,354.0	1,337.8

Total assets	$3,362.2	$3,107.6

15. Incentive Stock-Based Compensation Plans

During the three months ended March 31, 2013, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”), and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors approved grants of options and stock appreciation rights for 185,263 shares of common stock and grants of 294,952 shares of time-vested restricted stock units to employees under the Dresser- Rand Group Inc. 2008 Stock Incentive Plan (the “2008 Plan”). Also during the three months ended March 31, 2013, they approved the issuance of Performance Restricted Stock Units with a target grant amount of 53,036 restricted stock units.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Unaudited)

($ in millions, except per share amounts)

The Company also granted 13,972 shares of stock to non-employee Directors in February 2013.

The difference between basic weighted-average shares outstanding and diluted weighted-average shares outstanding in the computation of earnings per share presented in the Consolidated Statement of Income is comprised entirely of the dilutive effect of the stock-based compensation awards described above for all periods presented.

16. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total
At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(24.0)	—	—	(24.0)
Amounts reclassified from AOCI	—	0.1	1.4	1.5

Net current period other comprehensive (loss) income	(24.0)	0.1	1.4	(22.5)

At March 31, 2013	$(75.3)	$(0.6)	$(81.3)	$(157.2)

Items reclassified out of AOCI into net income for the three months ended March 31, 2013 were as follows:

Amount
	Reclassified	Affected Line Item in the
	From AOCI	Consolidated Statement
Details About AOCI Components	into Net Income	of Income
Unrealized gain on derivatives	$(0.1)	Interest expense, net
	—	Provision for income taxes

	$(0.1)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(2.2)	(a)
	0.8	Provision for income taxes

	$(1.4)	Net of tax

Total reclassifications, net of tax	$(1.5)	Net of tax

(a) These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 10, Pension Plans and Note 11. Post-retirement Benefits Other than Pensions for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

Overview

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. Our equipment and service solutions are also used within energy infrastructure, including oil and gas, environmental solutions, and power generation.

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

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve. These applications use renewable energy sources, reduce carbon footprint, recover energy and/or increase energy efficiency. These products include, among others, compression technologies for carbon capture and sequestration (“CCS”); hot gas turbo-expanders for energy recovery in refineries and certain chemical facilities; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farming waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. A CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. These applications are environmentally-friendly and provide unique grid management features. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway and India.

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries (over 74 sales offices, 49 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations).

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise and a culture of safety (which we believe to be industry-leading) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach built on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses both the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party.

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the advancement of shale gas technologies which requires compression for both transmission and gas processing activities; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage, transmission infrastructure and liquefied natural gas; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation. With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the existing installed base;

•	Expanding aftermarket parts and services business to non-Dresser-Rand equipment in our class;

•	Growing alliances;

•	Expanding our performance-based long-term service contracts;

•	Introducing new and innovative products and technologies;

•	Continuing to improve profitability; and

•	Selectively pursuing acquisitions.

Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

1)	New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, packaging, testing, sales and administrative support.

2)	Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

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

Results of Operations

Three months ended March 31, 2013, compared to the three months ended March 31, 2012:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2013		March 31, 2012		2012 to 2013	% Change
Consolidated Statement of Operations Data:
Revenues	$766.4	100.0%	$661.8	100.0%	$104.6	15.8%
Cost of sales	594.4	77.6	516.9	78.1	77.5	15.0%

Gross profit	172.0	22.4	144.9	21.9	27.1	18.7%
Selling and administrative expenses	96.2	12.6	88.7	13.4	7.5	8.5%
Research and development expenses	10.3	1.3	4.5	0.7	5.8	128.9%

Income from operations	65.5	8.5	51.7	7.8	13.8	26.7%
Interest expense, net	(14.3)	(1.9)	(16.3)	(2.5)	2.0	(12.3)%
Other (expense) income, net	(1.0)	(0.0)	0.1	0.0	(1.1)	(1100.0)%

Income before income taxes	50.2	6.6	35.5	5.3	14.7	41.4%
Provision for income taxes	15.8	2.1	11.2	1.7	4.6	41.1%

Net income	34.4	4.5	24.3	3.6	10.1	41.6%
Net income attributable to noncontrolling interest	(1.5)	(0.2)	(0.7)	(0.1)	(0.8)	114.3%

Net income attributable to Dresser-Rand	$32.9	4.3%	$23.6	3.5%	$9.3	39.4%

Bookings	$667.8		$827.0		$(159.2)	(19.3)%

Backlog—ending	$2,863.7		$2,746.8		$116.9	4.3%

Revenues. Revenues were $766.4 for the three months ended March 31, 2013, compared to $661.8 for the three months ended March 31, 2012, an increase of $104.6 or 15.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the three months ended March 31, 2013 that resulted from the timing issues discussed above. Additionally, the Company entered into three extended scope construction-type contracts near the end of 2012 which are accounted for on a percentage-of-completion basis and contributed approximately $40.0 of revenues. Price increases also contributed incremental revenues, albeit to a much lesser extent. An adverse translation impact of foreign currency fluctuations of approximately $5.0 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Cost of sales. Cost of sales was $594.4 for the three months ended March 31, 2013, compared to $516.9 for the three months ended March 31, 2012. As a percentage of revenues, cost of sales was 77.6% for the three months ended March 31, 2013, compared to 78.1% for the three months ended March 31, 2012. The decline in cost of sales as a percentage of revenues from the three months ended March 31, 2012 to the three months ended March 31, 2013 was principally the result of improved operating leverage on fixed costs from higher volumes and to a much lesser extent, the price increases discussed above and mix.

Gross profit. Gross profit was $172.0 for the three months ended March 31, 2013, compared to $144.9 for the three months ended March 31, 2012. As a percentage of revenues, gross profit was 22.4% for the three months ended March 31, 2013, compared to 21.9% for the three months ended March 31, 2012. We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses. Selling and administrative expenses were $96.2 for the three months ended March 31, 2013, compared to $88.7 for the three months ended March 31, 2012. While we were able to achieve greater operating leverage on administrative costs, the increase in selling and administrative expenses was generally the result of increased selling activity and cost inflation. As a percentage of revenues, selling and administrative expenses decreased to 12.6% from 13.4%.

Research and development expenses. Research and development expenses for the three months ended March 31, 2013, were $10.3 compared to $4.5 for the three months ended March 31, 2012. We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines. Additionally, the acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression. The increase in research and development expenses is related to strategic projects that are expected to be demonstrated or launched during 2013. It is typical that projects entering this phase of development incur higher procurement and testing expenses when compared to design related activities that occur earlier in the development lifecycle.

Income from operations. Income from operations was $65.5 for the three months ended March 31, 2013, compared to $51.7 for the three months ended March 31, 2012, an increase of $13.8 or 26.7%. As a percentage of revenues, income from operations for the three months ended March 31, 2013, was 8.5%, compared to 7.8% for the three months ended March 31, 2012. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net. Interest expense, net was $14.3 for the three months ended March 31, 2013, compared to $16.3 for the three months ended March 31, 2012. Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries. For the three months ended March 31, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate at which the dispute was ultimately settled. Interest cost for the three months ended March 31, 2013 included the lower negotiated rate resulting in lower interest expense.

Other (expense) income, net. Other expense, net was $1.0 for the three months ended March 31, 2013, compared to other income, net of $0.1 for the three months ended March 31, 2012. Other (expense) income, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting. The increase in other expense, net is principally the result of the devaluation of the Venezuelan bolivar on February 8, 2013. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the three months ended March 31, 2013. The remaining change in other expense, net is principally the result of normal foreign currency fluctuations for the three months ended March 31, 2013.

Provision for income taxes. Provision for income taxes was $15.8 for the three months ended March 31, 2013, and $11.2 for the three months ended March 31, 2012. Our estimated income tax provision for the three months ended March 31, 2013 and 2012, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized. We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, a $4.4 benefit was reflected in the first quarter of 2013 as a discrete event.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the three months ended March 31, 2013. Had this amount been deductible, our effective tax rate would have been 2.4 percentage points lower for the three months ended March 31, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions. For the three months ended March 31, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $1.0 ($0.01 per diluted share) and $0.4 ($0.01 per diluted share), respectively.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the three months ended March 31, 2013, were $667.8 compared to $827.0 for the three months ended March 31, 2012, a decrease of $159.2 or 19.3%. The decline in bookings is the result of normal timing issues with respect to the new units segment as discussed in the caption titled “Revenues” above. Backlog was $2,863.7 at March 31, 2013, compared to $2,746.8 at March 31, 2012.

Segment Analysis — three months ended March 31, 2013, compared to three months ended March 31, 2012:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2013		March 31, 2012		2012 to 2013	% Change
Revenues
New units	$443.2	57.8%	$367.7	55.6%	$75.5	20.5%
Aftermarket parts and services	323.2	42.2%	294.1	44.4%	29.1	9.9%

Total revenues	$766.4	100.0%	$661.8	100.0%	$104.6	15.8%

Gross profit
New units	$55.5		$46.9		$8.6	18.3%
Aftermarket parts and services	116.5		98.0		18.5	18.9%

Total gross profit	$172.0		$144.9		$27.1	18.7%

Income from operations
New units	$28.6		$20.2		$8.4	41.6%
Aftermarket parts and services	66.4		53.3		13.1	24.6%
Unallocated	(29.5)		(21.8)		(7.7)	35.3%

Total income from operations	$65.5		$51.7		$13.8	26.7%

Bookings
New units	$268.8		$442.2		$(173.4)	(39.2)%
Aftermarket parts and services	399.0		384.8		14.2	3.7%

Total bookings	$667.8		$827.0		$(159.2)	(19.3)%

Backlog—ending
New units	$2,207.7		$2,174.3		$33.4	1.5%
Aftermarket parts and services	656.0		572.5		83.5	14.6%

Total backlog	$2,863.7		$2,746.8		$116.9	4.3%

New Units

Revenues. Revenues for this segment were $443.2 for the three months ended March 31, 2013, compared to $367.7 for the three months ended March 31, 2012, an increase of $75.5 or 20.5%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the three months ended March 31, 2013 as a result of the timing issues discussed above. Additionally, the Company entered into three extended scope construction-type contracts near the end of 2012 which are accounted for on a percentage-of-completion basis and contributed approximately $40.0 of revenues.

Gross profit. Gross profit was $55.5 for the three months ended March 31, 2013, compared to $46.9 for the three months ended March 31, 2012. Gross profit, as a percentage of segment revenues, was 12.5% for the three months ended March 31, 2013, compared to 12.8% for the three months ended March 31, 2012. We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to the mix of new unit sales during the period, substantially offset by better operating leverage from higher volumes discussed above.

Income from operations. Income from operations was $28.6 for the three months ended March 31, 2013, compared to $20.2 for the three months ended March 31, 2012. As a percentage of segment revenues, income from operations was 6.5% for the three months ended March 31, 2013, compared to 5.5% for the three months ended March 31, 2012. Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above.

Bookings and backlog. New units bookings for the three months ended March 31, 2013, were $268.8 compared to $442.2 for the three months ended March 31, 2012. The decline in bookings is the result of normal timing issues for the reasons discussed in the caption titled “Revenues” above. Backlog was $2,207.7 at March 31, 2013, compared to $2,174.3 at March 31, 2012.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $323.2 for the three months ended March 31, 2013, compared to $294.1 for the three months ended March 31, 2012, an increase of $29.1 or 9.9%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the three months ended March 31, 2013, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America, resulting in higher volumes. Also, to a much lesser extent, price increase contributed to higher revenues. An adverse translation impact of foreign currency fluctuations of approximately $4.8 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Gross profit. Gross profit was $116.5 for the three months ended March 31, 2013, compared to $98.0 for the three months ended March 31, 2012. Gross profit as a percentage of segment revenues for the three months ended March 31, 2013, of 36.0% increased from 33.3% for the three months ended March 31, 2012. Gross profit as a percentage of revenues increased principally due to favorable mix and price increases (approximately 3.3%).

Income from operations. Income from operations was $66.4 for the three months ended March 31, 2013, compared to $53.3 for the three months ended March 31, 2012. As a percentage of segment revenues, income from operations increased to 20.5% for the three months ended March 31, 2013, from 18.1% for the three months ended March 31, 2012. The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.

Bookings and backlog. Bookings for the three months ended March 31, 2013, were $399.0, compared to $384.8 for the three months ended March 31, 2012. The Company has experienced aftermarket growth in most geographic segments, but particularly in Latin America, resulting in higher bookings. Backlog was $656.0 at March 31, 2013, compared to $572.5 at March 31, 2012.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2013, we had cash and cash equivalents of $157.0 and the ability to borrow $174.6 under the $764.1 revolving portion of our Senior Secured Credit Facility, as $172.9 was used for outstanding letters of credit and $416.6 of borrowings was outstanding. In addition to these letters of credit, $166.3 of letters of credit and bank guarantees were outstanding at March 31, 2013, which were issued by banks offering uncommitted lines of credit. At March 31, 2013, we were in compliance with our debt covenants.

As of March 31, 2013, approximately $153.8 of our cash was held outside of the U.S. Except for approximately $9.0 of cash in Venezuela, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of March 31, 2013, approximately $87.0 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash used in operating activities for the three months ended March 31, 2013, was $44.7 compared to net cash provided from operating activities of $9.9 for the three months ended March 31, 2012. The decline in cash from operations in the three months ended March 31, 2013, is principally the result of increased investment in working capital. Accounts receivable decreased for the three months ended March 31, 2013, as a result of cyclically lower volume and timely cash collections from clients related to high fourth quarter 2012 sales. Inventories, accounts payable and accruals increased for the three months ended March 31, 2013, as a result of incurring costs on the projects in backlog. Lower customer advances are attributable to the timing of receipts from large national oil company clients. In addition, we made $5.5 of pension contributions in the three months ended March 31, 2013, compared to $11.7 in the three months ended March 31, 2012, in accordance with our funding policy.

Net cash used in investing activities was $31.2 for the three months ended March 31, 2013, compared to $55.8 for the three months ended March 31, 2012. Capital expenditures increased to $19.9 for the three months ended March 31, 2013, from $10.0 for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2012, principally includes $48.8 related to the acquisition of Synchrony (net of cash acquired) discussed more fully in Note 3. of Item 1. Financial Statements (Unaudited), herein.

Net cash provided by financing activities was $110.9 for the three months ended March 31, 2013, compared to $37.5 for the three months ended March 31, 2012. Included in net cash provided by financing activities for the three months ended March 31, 2013, are $488.7 of borrowings to fund operating cash flows and $385.0 of repayments principally on the Senior Secured Credit Facility.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $24.0 at March 31, 2013, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of March 31, 2013. Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

Critical Accounting Policies

Revenue recognition — We recognize revenue when it is realized or realizable and earned. Generally, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either any required client acceptance has been obtained (or such provisions have lapsed) or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

A substantial portion of our arrangements are multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts normally take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

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

At the end of 2012, we entered into three contracts with expanded construction-type scope and risk. These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales arrangements. Revenue from these contracts is recognized as contract performance progresses using the percentage-of-completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total labor cost and labor converted material cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable claims and change orders included in revenue. Progress is generally based upon a labor dollars approach but we also use alternative methods including cost to cost, depending on the type of arrangement.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders and percentage of completion at the project level. The recording of profits and losses on contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss. Our contracts often contain provisions for liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled timeline. We generally include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

At least quarterly, significant projects are reviewed in detail by senior management. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in our “Risk Factors” contained in our Annual Report on Form 10-K and Item 1A. of Part II herein. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “appears,” “outlook” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our ability to implement our business strategy;

•	delivery delays by certain third-party suppliers of large equipment;

•	our ability to comply with local content requirements;

•	our ability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings and revenues due to volatile market conditions, client subjectivity in placing orders, and timing of large orders;

•	failure to integrate our acquisitions or achieve the expected benefits from acquisitions;

•	economic, political and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and responses to concerns regarding climate change;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	information systems security threats and computer crime;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	our brand name may be confused with others;

•	our pension expenses and funding requirements; and

•	other factors described in this Form 10-Q and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the Euro, and to a lesser extent, the Norwegian Krone and the British Pound. Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates. The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar. Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively. An adverse hypothetical 1% change in the exchange rates for the three months ended March 31, 2013, would impact revenues and operating income by approximately $4.0 and $0.6, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate. Net foreign currency (losses) gains were ($3.4) and $1.1 for the three months ended March 31, 2013 and 2012, respectively. The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on February 8, 2013. As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the three months ended March 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosures required in Item 1 are included in Note 12, Commitments and Contingencies — Legal Proceedings, in the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For revenues earned under contracts that are fixed-price in nature, we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended March 31, 2013:

					Approximate
				Total Number of	Dollar Value of
	Total			Shares Purchased	Shares That May
	Number of		Average	as Part of Publicly	Yet Be Purchased
	Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		Per Share	or Programs	or Programs
January 2013	—		$—	—	$—
February 2013	169,424	(a)	$62.19	—	$—
March 2013	90,542	(a)	$60.87	—	$—

Total	259,966			—	$—

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 5.	OTHER INFORMATION

In June 2010, Dresser-Rand Group Inc. (the “Company”) opened an additional headquarters office in Paris, France, and moved most of its senior executive officers to Paris, placing each on an international assignment that would continue for up to five (5) years. The Company’s Chief Financial Officer remained in Houston, Texas. In June 2011, Gustavo Nechar, Vice President of Human Resources, joined the Company at its Paris, France location.

During 2013, the Company intends to conclude the current international assignments for each of the executive officer assignees presently in Paris, France. Due to the continuing importance of the Paris headquarters office to the Company’s business, the Company will maintain this office in Paris, wherein each executive officer assignee will spend up to six months each year. This new type of assignment, which we refer to as the “Multi-Location Assignment,” was developed following a comprehensive review of current market practice, as well as the need to support an additional type of global assignment. The terms of the Multi-Location Assignment for each of these executive officers, including the related benefits, will be documented in an assignment agreement (the “Assignment Agreement”). The Compensation Committee approved the form of Assignment Agreement for the executive officers, other than the President and Chief Executive Officer (the “CEO”), on April 23, 2013, and the independent directors of our Board approved the Assignment Agreement for the CEO on April 24, 2013.

The Assignment Agreement generally provides the following benefits, which will be provided to assignees in lieu of the benefits received in connection with the officer’s prior international assignment:

•	Meals and transportation provided as normal business travel expense, or as a per diem;

•	Corporate housing;

•	Monthly Foreign Service Allowance (USD8,000 for the executive officers); and

•	Tax consultation services.

The form of Assignment Agreement used for executive officers (other than the CEO) for the Multi-Location Assignment is filed with this Form 10-Q as Exhibit 10.6 and is incorporated herein by reference. In addition, the Assignment Agreement to be entered into with the CEO is filed with this Form 10-Q as Exhibit 10.7 and is incorporated herein by reference. Each Assignment Agreement will only remain in effect during the Multi-Location Assignment.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.‘s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 10, 2012, File No. 001-32586).

4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

4.3	First Supplemental Indenture, dated as of September 6, 2012, by and among Dresser-Rand Group Inc., DR Acquisition LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).

10.1&	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).

10.2&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).

10.3&	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).

10.4&	Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).

10.5&	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed January 24, 2013, File No. 001-32586).

(10.6)&	Form of Assignment Agreement for Designated Executive Officers – Multi-Location Assignment.

(10.7)&	Form of Assignment Agreement for Vincent R. Volpe Jr. – Multi-Location Assignment.

10.8&	Offer Letter, dated April 1, 2013, from Dresser-Rand to Jan Kees van Gaalen (incorporated by reference to Exhibit 99.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed April 3, 2013, File No. 001-32586).

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(101)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

&	Management contract.
( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: April 25, 2013	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer