Form 10-Q
period 2013-06-30
Dresser-Rand Group Inc.
filed 2013-07-25
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File Number: 001-32586

________________

DRESSER-RAND GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1780492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West8 Tower, Suite 1000 10205 Westheimer Road Houston, TX, U.S.A. 112 Avenue Kleber Cedex 16, Paris, France	77042 75784
(Addresses of principal executive offices)	(Zip Codes)

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

The number of shares of common stock, $.01 par value, outstanding as of July 18, 2013, was 76,262,459.

PART I. ― FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in millions, except per share amounts)

Net sales of products	$590.2	$427.4	$1,162.2	$922.1
Net sales of services	215.1	208.4	409.5	375.5
Total revenues	805.3	635.8	1,571.7	1,297.6
Cost of products sold	460.1	314.5	918.3	709.7
Cost of services sold	147.0	153.5	283.2	275.2
Total cost of sales	607.1	468.0	1,201.5	984.9
Gross profit	198.2	167.8	370.2	312.7
Selling and administrative expenses	98.4	88.5	194.6	177.2
Research and development expenses	12.6	6.7	22.9	11.2
Income from operations	87.2	72.6	152.7	124.3
Interest expense, net	(13.4)	(15.9)	(27.7)	(32.2)
Other income (expense), net	2.0	(0.5)	1.0	(0.4)
Income before income taxes	75.8	56.2	126.0	91.7
Provision for income taxes	21.4	21.2	37.2	32.4
Net income	54.4	35.0	88.8	59.3
Net income attributable to noncontrolling interest	(1.1)	(1.0)	(2.6)	(1.7)
Net income attributable to Dresser-Rand	$53.3	$34.0	$86.2	$57.6
Net income attributable to Dresser-Rand per share
Basic	$0.70	$0.45	$1.13	$0.76
Diluted	$0.69	$0.45	$1.12	$0.76
Weighted-average shares outstanding - (in thousands)
Basic	76,210	75,528	76,005	75,411
Diluted	76,739	76,100	76,742	76,078

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in millions)

Net income	$54.4	$35.0	$88.8	$59.3
Other comprehensive (loss) income
Foreign currency translation adjustments	(15.6)	(46.5)	(40.6)	(20.1)
Unrealized gain (loss) on derivatives - net of tax of $0.1 and $0.1 for the three months ended June 30, 2013 and 2012, respectively, and $0.1 and $0.04 for the six months ended June 30, 2013 and 2012, respectively	0.1	-	0.2	(0.1)
Pension and other postretirement benefit plans:
Amortization of prior service cost and net actuarial loss included in net periodic costs - net of tax of $0.8 and $0.8 for the three months ended June 30, 2013 and 2012, respectively, and $1.6 and $1.7 for the six months ended June 30, 2013 and 2012, respectively	1.3	1.5	2.7	2.8
Total other comprehensive loss	(14.2)	(45.0)	(37.7)	(17.4)
Total comprehensive income (loss)	40.2	(10.0)	51.1	41.9
Comprehensive income attributable to noncontrolling interest	(1.2)	(0.7)	(1.7)	(1.4)
Comprehensive income (loss) attributable to Dresser-Rand	$39.0	$(10.7)	$49.4	$40.5

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2013	2012

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$162.3	$122.8
Restricted cash	11.6	17.6
Accounts receivable, less allowance for losses of $9.4 at 2013 and $9.6 at 2012	646.6	565.9
Inventories, net	564.6	552.5
Prepaid expenses and other	76.1	66.7
Deferred income taxes, net	30.0	30.5
Total current assets	1,491.2	1,356.0
Property, plant and equipment, net	460.2	466.9
Goodwill	890.7	911.3
Intangible assets, net	486.9	506.9
Deferred income taxes	21.1	14.9
Other assets	84.1	77.0
Total assets	$3,434.2	$3,333.0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$661.3	$600.4
Customer advance payments	166.1	282.3
Accrued income taxes payable	28.6	44.4
Current portion of long-term debt	35.4	35.9
Total current liabilities	891.4	963.0
Deferred income taxes	48.7	35.8
Postemployment and other employee benefit liabilities	133.7	142.8
Long-term debt	1,131.3	1,014.9
Other noncurrent liabilities	72.9	81.6
Total liabilities	2,278.0	2,238.1
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,262,811 and 75,675,854 shares issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	0.8	0.8
Additional paid-in capital	150.7	140.5
Retained earnings	1,170.8	1,084.6
Accumulated other comprehensive loss	(171.5)	(134.7)
Total Dresser-Rand stockholders' equity	1,150.8	1,091.2
Noncontrolling interest	5.4	3.7
Total stockholders' equity	1,156.2	1,094.9
Total liabilities and stockholders' equity	$3,434.2	$3,333.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

	($ in millions)
Cash flows from operating activities
Net income	$88.8	$59.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45.9	42.8
Deferred income taxes	4.0	3.8
Stock-based compensation	17.9	16.4
Excess tax benefits from stock-based compensation	(6.6)	(3.8)
Amortization of debt financing costs	2.0	1.9
Provision for losses on inventory	0.6	0.5
Loss on sale of property, plant and equipment	-	0.3
(Gain) loss from equity investments	(1.3)	1.5
Changes in working capital and other, net of acquisitions
Accounts receivable, net	(84.2)	67.3
Inventories	(21.9)	(67.1)
Accounts payable and accruals	57.2	(93.7)
Customer advances	(108.4)	(9.9)
Other	(28.4)	(20.8)
Net cash used in operating activities	(34.4)	(1.5)
Cash flows from investing activities
Capital expenditures	(39.7)	(25.4)
Proceeds from sales of property, plant and equipment	-	0.8
Acquisitions, net of cash acquired	-	(48.8)
Other investments	(10.5)	(6.2)
Decrease in restricted cash balances	5.9	2.3
Net cash used in investing activities	(44.3)	(77.3)
Cash flows from financing activities
Proceeds from exercise of stock options	3.5	2.0
Proceeds from borrowings	850.8	253.2
Excess tax benefits from stock-based compensation	6.6	3.8
Repayments of borrowings	(730.5)	(170.1)
Repurchase of common stock	(1.5)	-
Net cash provided by financing activities	128.9	88.9
Effect of exchange rate changes on cash and cash equivalents	(10.7)	(3.5)
Net increase in cash and cash equivalents	39.5	6.6
Cash and cash equivalents, beginning of period	122.8	128.2
Cash and cash equivalents, end of period	$162.3	$134.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	11.7	-	-	-	11.7
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	86.2	-	2.6	88.8
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(39.7)	(0.9)	(40.6)
Unrealized gain on derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2
Pension and other postretirement benefit plans:
Amortization of prior service cost and net
actuarial loss included in net periodic
costs - net of tax of $1.6	-	-	-	2.7	-	2.7
At June 30, 2013	$0.8	$150.7	$1,170.8	$(171.5)	$5.4	$1,156.2

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2011	$0.8	$105.2	$905.6	$(138.8)	$0.2	$873.0
Stock-based compensation	-	15.8	-	-	-	15.8
Net income	-	-	57.6	-	1.7	59.3
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(19.8)	(0.3)	(20.1)
Unrealized loss on derivatives, net of tax of $0.04	-	-	-	(0.1)	-	(0.1)
Pension and other postretirement benefit plans:
Amortization of prior service cost and net
actuarial loss included in net periodic
costs - net of tax of $1.7	-	-	-	2.8	-	2.8
At June 30, 2012	$0.8	$121.0	$963.2	$(155.9)	$1.6	$930.7

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1.   Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012; the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our other filings with the Securities and Exchange Commission.  Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Near the end of 2012, we entered into three contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-Type Contracts and utilize the percentage-of-completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage-of-completion revenue represents approximately 7.3% of consolidated revenues for the six months ended June 30, 2013.

 Under the percentage-of-completion method, revenue is recognized as work on a contract progresses.  For each contractual arrangement that qualifies for the percentage-of-completion method of accounting, the Company recognizes revenue, cost of sales and gross profit in the amounts that are equivalent to a percentage of the total estimated contract sales value, projected cost of sales and projected gross profit achieved upon completion of the project.  This percentage is generally determined by dividing the cumulative amount of labor costs and labor converted material costs incurred to date by the sum of the cumulative costs incurred to date plus the estimated remaining costs to be incurred in order to complete the contract.  Preparing these estimates is a process requiring judgment.  Factors influencing these estimates include, but are not limited to historical performance trends, inflationary trends, productivity and labor disruptions, availability of materials, claims, change orders and other factors as set forth in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A. of Part II in the Quarterly Report on Form 10-Q for the period ended March 31, 2013.  Changes in estimated revenues, cost of sales and gross profit are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete.

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

Cost of revenue for our construction-type contracts includes contract costs, such as materials and labor, and indirect costs that are attributable to contract activity.  Generally, we bill our customers based on advance billing terms or completion of certain milestones.  Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings are included in accounts receivable on the consolidated balance sheet.

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

Input levels used for fair value measurements are as follows:

Input
Description	Disclosure	Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note 3	Level 3	Not applicable	Income approach using projected results and weighted-average cost of capital
Financial derivatives	Note 8	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable
Tradable emission allowances	Note 8	Level 1	Not applicable	Not applicable
Long-term debt (disclosure only)	Note 10	Level 2	Quoted prices in markets that are not active	Not applicable

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

2.   New Accounting Standards

Effective January 1, 2013, the Company adopted FASB ASU 2012-02, Intangibles ― Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments in ASU 2012-02 also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired.  The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2013, the Company adopted FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The amendments in ASU 2013-01 require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.  The required disclosures have been included in Note 8, Financial Instruments of these financial statements.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

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

In April 2013 the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces.  The amendments in ASU 2013-07 are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013 the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of  an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted.  The Company is currently evaluating the possible impact of this pronouncement, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

3.   Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery.  Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory.  Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company.  The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement includes the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance.  In accordance with the purchase agreement, a payment of $1.0 was made during the three months ended June 30, 2013 to the sellers of Synchrony because certain technical milestones were met.  As of June 30, 2013, the Company had made cumulative contingent consideration payments of $4.7 to the sellers of Synchrony.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

The additional contingent consideration for the Synchrony acquisition is included in other current liabilities on the consolidated balance sheet.  Changes in the fair value from the date of acquisition are recognized immediately in the consolidated statement of income until the contingencies are resolved.

Goodwill from the Synchrony acquisition principally resulted from expected synergies from combining the operations of the acquired business and the Company.  The amortization of goodwill related to the acquisition of Synchrony is not deductible for income tax purposes.

The acquisition price of Synchrony in 2012 was allocated to the fair values of assets acquired and liabilities assumed as follows:

2012

Cash and cash equivalents	$0.1
Accounts receivable	2.1
Inventory	1.5
Prepaid expenses	0.1
Total current assets	3.8
Property, plant and equipment	2.2
Amortizable intangible assets	22.9
Goodwill	26.3
Other assets	0.6
Total assets acquired	55.8
Accounts payable and accruals	2.6
Total liabilities assumed	2.6
Purchase price	53.2
Fair value of contingent consideration (non-cash)	(4.3)
Cash acquired	(0.1)
Cash paid	$48.8

Intangible assets from the Synchrony acquisition consist of existing technology, customer relationships, trade names and non-compete agreements.

Pro forma financial information for the Synchrony acquisition, assuming it occurred at the beginning of 2011 has not been presented because the effect on our financial results was not considered material. The financial results of Synchrony have been included in our consolidated financial results from the date of acquisition and have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage ("CAES") facility to be constructed in the north zone of Texas in the Electric Reliability Council of Texas ("ERCOT") market.  The Company will manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel. The Company contributed $5.0 in cash in exchange for an 11.1% ownership interest in Bethel.  The remaining 88.9% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

CAES facility achieving commercial operation and Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications.  The Company also received an option to acquire the outstanding shares of Echogen, which expired unexercised February 14, 2013, and certain broad license rights in certain of the Company’s key markets. The Company will pay Echogen a royalty based on future equipment sales in these markets.  Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate.  As of June 30, 2013, the Company had invested a total of $23.0 for a 35.5% noncontrolling interest in Echogen.  In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $19.4 at June 30, 2013.

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

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.  In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment.  The option is exercisable at any time through November 10, 2014. The Company has made investments totaling $31.5, which have resulted in an aggregate noncontrolling interest of 39.9% at June 30, 2013.  The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $30.9 at June 30, 2013.

4.   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts were as follows:

	June 30,	December 31,
	2013	2012

Costs incurred on uncompleted contracts	$131.7	$35.0
Estimated earnings	32.8	15.5
	164.5	50.5
Less: billings to date	(54.9)	(33.4)
	$109.6	$17.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Costs and estimated earnings in excess of billings of $109.6 and $17.1 are included in accounts receivable on the consolidated balance sheet at June 30, 2013, and December 31, 2012, respectively.

5.   Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$118.4	$22.5	39 years	$119.0	$20.9
Customer relationships	328.0	71.8	32 years	331.7	65.9
Non-compete agreement	5.4	4.3	3 years	5.4	3.8
Existing technology	160.1	51.6	23 years	161.6	48.0
Contracts and purchase agreements	10.4	1.2	11 years	11.1	1.0
Software	30.6	26.5	10 years	30.6	25.0
In-process research and development	12.0	0.1	10 years	12.1	-
Total amortizable intangible assets	$664.9	$178.0		$671.5	$164.6

Intangible asset amortization expense was $7.3 and $14.6 for the three and six months ended June 30, 2013, respectively, and $7.2 and $14.6 for the three and six months ended June 30, 2012, respectively, and is estimated to be $14.7 for the remainder of fiscal year 2013.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $28.0 in 2014, $24.2 in 2015, $23.6 in 2016, $23.6 in 2017 and $23.5 in 2018.

The Company had no goodwill impairments for the six months ended June 30, 2013, and the year ended December 31, 2012.  The following table represents the changes in goodwill in total and by segment (see Note 15 for additional segment information):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2012	$476.7	$434.6	$911.3
Foreign currency adjustments	(10.6)	(10.0)	(20.6)
Balance, June 30, 2013	$466.1	$424.6	$890.7

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

6.   Inventories, net

Inventories were as follows:

	June 30,	December 31,
	2013	2012

Raw materials	$67.0	$59.3
Finished parts	215.1	203.1
Work-in-process	674.4	707.9
	956.5	970.3
Less: progress payments	(391.9)	(417.8)
Inventories, net	$564.6	$552.5

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $94.5 and $101.1 at June 30, 2013, and December 31, 2012, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $30.6 and $31.6 at June 30, 2013, and December 31, 2012, respectively.

7.   Property, plant and equipment

Property, plant and equipment were as follows:

	June 30,	December 31,
	2013	2012
Cost:
Land	$30.0	$31.0
Buildings and improvements	224.3	213.2
Machinery and equipment	496.1	484.1
	750.4	728.3
Less: accumulated depreciation	(290.2)	(261.4)
Property, plant and equipment, net	$460.2	$466.9

Depreciation expense was $14.3 and $31.3 for the three and six months ended June 30, 2013, respectively, and $14.9 and $28.2 for the three and six months ended June 30, 2012, respectively.

8.   Financial Instruments (€ in millions)

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $23.4) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at June 30, 2013, was $0.8 and the related unrealized gain for the three and six months ended June 30, 2013, was $0.1 and $0.2, respectively.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes.  Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other income (expense), net.

All of the Company’s foreign currency derivative contracts are subject to master netting arrangements.  These arrangements provide for the option to settle contracts on a net basis when they settle on the same day and the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.  The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet.  The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period.  Had we presented our derivative contracts on a net basis, the amounts recorded in the consolidated balance sheet would not be materially different from the presentation in the table below.  In addition, the Company does not have any cash collateral due under such arrangements.

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	June 30,	December 31,
	2013	2012

Foreign currency exchange contracts assets	$6.0	$8.5

Foreign currency exchange contracts liabilities	$10.9	$3.8

The notional amount for the forward exchange contracts outstanding as of June 30, 2013, and December 31, 2012, was $620.8 and $576.6, respectively.  The net foreign currency (losses) gains recognized for forward currency contracts were ($5.0) and ($9.3) for the three and six months ended June 30, 2013, respectively, compared to $4.3 and $7.1 for the three and six months ended June 30, 2012, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances.  To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value.  Changes in the fair value of this liability are recorded in other income (expense), net.  The fair value of the asset (liability) from the surplus (shortfall) of tradable emission allowances was $0.2 and ($0.8) at June 30, 2013, and December 31, 2012, respectively.

9.   Income taxes

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

Our estimated income tax provisions for the three and six months ended June 30, 2013 and 2012, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will or will not be realized.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event.  Furthermore, no benefits were reflected in 2012 and the current benefits are being reflected in 2013, affecting the comparability of the 2012 and 2013 effective tax rates.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the six months ended June 30, 2013.  Had this amount been deductible, our effective tax rate would have been 1.0 percentage point lower for the six months ended June 30, 2013.  The devaluation of the Venezuelan bolivar had no impact on our effective tax rate for the three months ended June 30, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions.  For the three and six months ended June 30, 2013, the impact of these tax holiday arrangements lowered income tax expense by $2.3  ($0.03 per diluted share) and $3.3  ($0.04 per diluted share), respectively, and by $1.0  ($0.01 per diluted share) and $1.4  ($0.02 per diluted share) for the three and six months ended June 30, 2012, respectively.

Management has decided to permanently reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any permanently reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

10.  Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
Senior Secured Credit Facility maturing March 2016	$747.1	$ 615.6
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank loans maturing through 2015	3.7	3.8
Project financing arrangements maturing through 2016	17.4	24.9
Subsidized loans	8.7	9.5
Other notes payable	14.8	22.0
Total debt	1,166.7	1,050.8
Less: current portion	(35.4)	(35.9)
Total long-term debt	$1,131.3	1,014.9

At June 30, 2013, we were in compliance with our debt covenants.

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6½% senior subordinated notes due May 2021	$375.0	$390.7	$375.0	$399.1

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

11.   Pension Plans

The components of net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$2.4	$2.2	$4.8	$4.6
Interest cost	4.4	4.8	8.9	9.7
Expected return on plan assets	(5.7)	(5.5)	(11.4)	(10.9)
Amortization of net actuarial loss	2.1	2.1	4.2	3.9
Amortization of prior service cost	-	0.1	-	0.1
Net pension expense	$3.2	$3.7	$6.5	$7.4

The fair value measurement of certain plan assets (approximately 8.4% of plan assets) is derived using significant unobservable inputs (Level 3).  Level 3 assets consist of annuities held as investments within the plan that cover a set amount of liabilities and the effect of changes in the values of the related assets and liabilities are generally offsetting.  Level 3 assets also consist of annuities that require contribution premiums to fund ongoing liabilities as required by foreign governmental regulations.  Annuities are valued using standard actuarial calculations such as discount rates, mortality rates and participant population.

The Company made pension contributions of $4.6 and $10.1, respectively, during the three and six months ended June 30, 2013, and $3.8 and $15.5, respectively, during the three and six months ended June 30, 2012.

12.  Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization of net actuarial loss	0.1	0.2	0.2	0.5
Net post-retirement benefits expense	$0.3	$0.4	$0.6	$0.9

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

13.  Commitments and Contingencies (£ and € in millions)

Legal Proceedings

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited, for certain of these matters as part of Ingersoll Rand’s sale of the Company and by the sellers of Grupo Guascor for certain of these matters in connection with our acquisition of Grupo Guascor, S.L. (“Guascor”)  in May 2011.  While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnities from Ingersoll Rand and the sellers of Guascor, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

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

Although the ultimate outcome of these administrative proceedings and pending settlement negotiations cannot be ascertained at this time, the Company has recorded an accrual of approximately €12.2 (approximately  $15.9), which is the Company’s estimate of its aggregate exposure to loss associated with this matter.  Based on the Company’s assessment of the exposure, the Company believes any liability that may be in excess of amounts recorded would not be material. Moreover, the Company has a claim against the sellers of Grupo Guascor.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.5).  In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed.  The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.1).

14.   Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

The following table represents the changes in the product warranty liability:

	Six Months Ended June 30,
	2013	2012

Beginning balance	$20.1	$25.6
Provision for warranties issued during period	6.8	7.9
Adjustments to warranties issued in prior periods	0.9	(2.4)
Payments during the period	(8.8)	(9.6)
Foreign currency adjustments	(0.3)	(0.3)
Ending balance	$18.7	$21.2

15.    Segment Information

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

Segment results for the three and six months ended June  30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
New units	$420.2	$287.3	$863.4	$655.1
Aftermarket parts and services	385.1	348.5	708.3	642.5
Total revenues	$805.3	$635.8	$1,571.7	$1,297.6
Income from operations
New units	$25.8	$27.3	$54.4	$47.5
Aftermarket parts and services	92.8	69.9	159.2	123.2
Unallocable	(31.4)	(24.6)	(60.9)	(46.4)
Total income from operations	$87.2	$72.6	$152.7	$124.3
Depreciation and amortization
New units	$11.2	$10.2	$25.3	$22.8
Aftermarket parts and services	10.4	11.9	20.6	20.0
Total depreciation and amortization	$21.6	$22.1	$45.9	$42.8
Total assets (including goodwill)
New units	$999.4	$740.8	$999.4	$740.8
Aftermarket parts and services	1,098.5	1,020.0	1,098.5	1,020.0
Unallocable	1,336.3	1,327.2	1,336.3	1,327.2
Total assets	$3,434.2	$3,088.0	$3,434.2	$3,088.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

16.    Incentive Stock-Based Compensation Plans

During the six months ended June  30, 2013, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”), and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors, approved grants of options and stock appreciation rights for 205,661 shares of common stock and grants of 305,674 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan  (the “2008 Plan”). Also during the six months ended June  30, 2013, they  approved the issuance of Performance Restricted Stock Units with a target grant amount of 53,036 restricted stock units.

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

17.  Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(39.7)	-	-	(39.7)
Amounts reclassified from AOCI	-	0.2	2.7	2.9
Net current period other comprehensive (loss) income	(39.7)	0.2	2.7	(36.8)
At June 30, 2013	$(91.0)	$(0.5)	$(80.0)	$(171.5)

Items reclassified out of AOCI into net income for the three and six months ended June 30, 2013 were as follows:

	Amount Reclassified From AOCI into Net Income		Affected Line Item in the
	Three Months Ended	Six Months Ended	Consolidated Statement
Details About AOCI Components	June 30, 2013	June 30, 2013	of Income

Unrealized gain on derivatives	$(0.2)	$(0.3)	Interest expense, net
	0.1	0.1	Provision for income taxes
	$(0.1)	$(0.2)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(2.1)	$(4.3)	(a)
	0.8	1.6	Provision for income taxes
	$(1.3)	$(2.7)	Net of tax
Total reclassifications, net of tax	$(1.4)	$(2.9)	Net of tax

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

(a)  These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 11, Pension Plans and Note 12, Post-retirement Benefits Other than Pensions for additional information.

18.  Significant Concentration of Credit Risk

At June 30, 2013, approximately 16.4% of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  Historically, the Company has collected its outstanding receivables from PDVSA, and partial payments on the outstanding balance have been received subsequent to June 30, 2013.  We believe that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

Overview

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. Our equipment and service solutions are also used in energy infrastructure, including oil and gas, environmental solutions, and power generation.

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

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the advancement of shale gas technologies which requires compression for both transmission and gas processing activities; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage, transmission infrastructure and LNG; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls;

the aging installed base of our class of equipment that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation.  With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the installed base of Dresser-Rand equipment;
•	Expanding sales of aftermarket parts and services to non-Dresser-Rand equipment in our class;
•	Growing alliances;
•	Expanding our performance-based long-term service contracts;
•	Introducing new and innovative products and technologies;
•	Continuing to improve profitability; and
•	Selectively pursuing acquisitions.

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

Results of Operations

Three months ended June 30, 2013, compared to the three months ended June 30, 2012:

	Three Months Ended		Three Months Ended		Period to Period Change
	June 30, 2013		June 30, 2012		2012 to 2013	% Change

Consolidated Statement of Operations Data:
Revenues	$805.3	100.0%	$635.8	100.0%	$169.5	26.7%
Cost of sales	607.1	75.4	468.0	73.6	139.1	29.7%
Gross profit	198.2	24.6	167.8	26.4	30.4	18.1%
Selling and administrative expenses	98.4	12.2	88.5	13.9	9.9	11.2%
Research and development expenses	12.6	1.6	6.7	1.1	5.9	88.1%
Income from operations	87.2	10.8	72.6	11.4	14.6	20.1%
Interest expense, net	(13.4)	(1.7)	(15.9)	(2.5)	2.5	(15.7)%
Other income (expense), net	2.0	0.3	(0.5)	(0.1)	2.5	(500.0)%
Income before income taxes	75.8	9.4	56.2	8.8	19.6	34.9%
Provision for income taxes	21.4	2.6	21.2	3.3	0.2	0.9%
Net income	54.4	6.8	35.0	5.5	19.4	55.4%
Net income attributable to noncontrolling interest	(1.1)	(0.2)	(1.0)	(0.2)	(0.1)	10.0%
Net income attributable to Dresser-Rand	$53.3	6.6%	$34.0	5.3%	$19.3	56.8%
Bookings	$868.4		$737.2		$131.2	17.8%
Backlog - ending	$2,945.4		$2,797.3		$148.1	5.3%

Revenues.   Revenues were $805.3 for the three months ended June 30, 2013, compared to $635.8 for the three months ended June 30, 2012, an increase of $169.5 or 26.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the three months ended June 30, 2013 that resulted from the timing issues discussed above.  Additionally, the Company entered into three extended scope construction-type contracts near the end of 2012 that are accounted for on a percentage-of-completion basis and that contributed approximately $67.4 of revenues during the three months ended June 30, 2013.  Price increases in the aftermarket parts and services segment also contributed incremental revenues, albeit to a much lesser extent.  An adverse translation impact of foreign currency fluctuations of approximately $2.3 resulting from a stronger U.S. dollar partially offset the increase in revenues.

Cost of sales.  Cost of sales was $607.1 for the three months ended June 30, 2013, compared to $468.0 for the three months ended June 30, 2012.  As a percentage of revenues, cost of sales was 75.4% for the three months ended June 30, 2013, compared to 73.6% for the three months ended June 30, 2012.   The increase in cost of sales as a percentage of revenues from the three months ended June  30, 2012 to the three months ended June  30, 2013 was principally the result of a shift in mix from our aftermarket segment to our new units segment.  A shift in the mix of projects within the new units segment also contributed to a higher cost of sales as a percentage of revenues.  The changes in mix were partially offset by improved operating leverage on fixed costs from higher volumes.

Gross profit.  Gross profit was $198.2 for the three months ended June 30, 2013, compared to $167.8 for the three

months ended June 30, 2012.   As a percentage of revenues, gross profit was 24.6% for the three months ended June 30, 2013, compared to 26.4% for the three months ended June 30, 2012.  We experienced decreased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $98.4 for the three months ended June 30, 2013, compared to $88.5 for the three months ended June 30, 2012.  While we were able to achieve greater operating leverage on administrative costs, the increase in selling and administrative expenses was generally the result of increased selling activity and cost inflation.  As a percentage of revenues, selling and administrative expenses decreased to 12.2% from 13.9%.

Research and development expenses.  Research and development expenses for the three months ended June 30, 2013, were $12.6 compared to $6.7 for the three months ended June 30, 2012.  We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines.  Additionally, the acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression.    The increase in research and development expenses is related to strategic projects that are expected to be demonstrated or launched during 2013.  It is typical that projects entering this phase of development incur higher procurement and testing expenses when compared to design related activities that occur earlier in the development lifecycle.

Income from operations.  Income from operations was $87.2 for the three months ended June 30, 2013, compared to $72.6 for the three months ended June 30, 2012, an increase of $14.6 or 20.1%.  As a percentage of revenues, income from operations for the three months ended June 30, 2013, was 10.8%, compared to 11.4% for the three months ended June 30, 2012. The decrease in income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $13.4 for the three months ended June 30, 2013, compared to $15.9 for the three months ended June 30, 2012.  Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries.  For the three months ended June 30, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate ultimately agreed to be paid over the remaining term of the note.  Interest cost for the three months ended June 30, 2013, included the lower negotiated rate resulting in lower interest expense.

Other income (expense), net.  Other income, net was $2.0 for the three months ended June 30, 2013, compared to other expense, net of $0.5 for the three months ended June 30, 2012.  Other income (expense), net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.  The change in other income (expense), net is principally the result of normal foreign currency fluctuations for the three months ended June 30, 2013.

Provision for income taxes.  Provision for income taxes was $21.4 for the three months ended June 30, 2013, and $21.2 for the three months ended June 30, 2012. Our estimated income tax provision for the three months ended June 30, 2013 and 2012, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, no benefits were reflected in 2012 and the benefits are being reflected in 2013, affecting the comparability of the 2012 and 2013 effective tax rates.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions.  For the three months ended June 30, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $2.3 ($0.03 per diluted share) and $1.0 ($0.01 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the three months ended June 30, 2013, were $868.4 compared to $737.2 for the three months ended June 30, 2012, an increase of $131.2 or 17.8%. The increase in bookings is the result of normal timing issues with respect to the new units segment as discussed in the caption titled “Revenues” above.  Additionally, in our aftermarket parts and services segment, we booked fifteen months of a large long-term service agreement to provide energy in Brazil in accordance with our bookings policy.  Backlog was $2,945.4 at June 30, 2013, compared to $2,797.3 at June 30, 2012.

Segment Analysis —  three months ended June 30, 2013, compared to the three months ended June 30, 2012:

	Three Months Ended		Three Months Ended		Period to Period Change
	June 30, 2013		June 30, 2012		2012 to 2013	% Change
Revenues
New units	$420.2	52.2%	$287.3	45.2%	$132.9	46.3%
Aftermarket parts and services	385.1	47.8%	348.5	54.8%	36.6	10.5%
Total revenues	$805.3	100.0%	$635.8	100.0%	$169.5	26.7%
Gross profit
New units	$54.9		$49.6		$5.3	10.7%
Aftermarket parts and services	143.3		118.2		25.1	21.2%
Total gross profit	$198.2		$167.8		$30.4	18.1%
Income from operations
New units	$25.8		$27.3		$(1.5)	(5.5)%
Aftermarket parts and services	92.8		69.9		22.9	32.8%
Unallocated	(31.4)		(24.6)		(6.8)	27.6%
Total income from operations	$87.2		$72.6		$14.6	20.1%
Bookings
New units	$432.0		$345.7		$86.3	25.0%
Aftermarket parts and services	436.4		391.5		44.9	11.5%
Total bookings	$868.4		$737.2		$131.2	17.8%
Backlog - ending
New units	$2,254.3		$2,194.3		$60.0	2.7%
Aftermarket parts and services	691.1		603.0		88.1	14.6%
Total backlog	$2,945.4		$2,797.3		$148.1	5.3%

New Units

Revenues.  Revenues for this segment were $420.2 for the three months ended June 30, 2013, compared to $287.3 for the three months ended June 30, 2012, an increase of $132.9 or 46.3%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the three months ended June 30, 2013, as a result of the timing issues discussed above.  Additionally, the Company entered into three extended scope construction-type contracts near the end of 2012 that are accounted for on a percentage-of-completion basis and that contributed approximately $67.4 of revenues.

Gross profit.  Gross profit was $54.9 for the three months ended June 30, 2013, compared to $49.6 for the three months ended June 30, 2012.  Gross profit, as a percentage of segment revenues, was 13.1% for the three months ended June 30, 2013, compared to 17.3% for the three months ended June 30, 2012.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to a shift in the mix of new unit projects during the period, partially offset by better operating leverage from higher volumes.

Income from operations.  Income from operations was $25.8 for the three months ended June 30, 2013, compared to $27.3 for the three months ended June 30, 2012.  As a percentage of segment revenues, income from operations was 6.1% for the three months ended June 30, 2013, compared to 9.5% for the three months ended June 30, 2012.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the three months ended June 30, 2013, were $432.0 compared to $345.7 for the three months ended June 30, 2012. The increase in bookings is the result of normal timing issues for the reasons discussed in the caption titled “Revenues” above.  Backlog was $2,254.3 at June 30, 2013, compared to $2,194.3 at June 30, 2012.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $385.1 for the three months ended June 30, 2013, compared to $348.5 for the three months ended June 30, 2012, an increase of $36.6 or 10.5%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the three months ended June 30, 2013, the Company has experienced aftermarket growth in most geographic segments, but particularly in Latin America, resulting in higher volumes.  Also, to a lesser extent, price increases contributed to higher revenues.  An adverse translation impact of foreign currency fluctuations of approximately $4.1, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Gross profit.  Gross profit was $143.3 for the three months ended June 30, 2013, compared to $118.2 for the three months ended June 30, 2012.  Gross profit as a percentage of segment revenues for the three months ended June 30, 2013, of 37.2% increased from 33.9% for the three months ended June 30, 2012.  Gross profit as a percentage of revenues increased principally due to favorable mix and price increases (approximately 3.3%).

Income from operations.  Income from operations was $92.8 for the three months ended June 30, 2013, compared to $69.9 for the three months ended June 30, 2012.  As a percentage of segment revenues, income from operations increased to 24.1% for the three months ended June 30, 2013, from 20.1% for the three months ended June 30, 2012.  The changes in income from operations and income from operations as a percentage of segment revenues resulted from better operating leverage from higher volumes in addition to the reasons discussed above.

Bookings and backlog.   Bookings for the three months ended June 30, 2013, were $436.4, compared to $391.5 for the three months ended June 30, 2012. The increase is principally attributable to booking fifteen months of a large long-term service agreement to provide energy in Brazil in accordance with our bookings policy.  Backlog was $691.1 at June 30, 2013, compared to $603.0 at June 30, 2012.

Six months ended June 30, 2013, compared to the six months ended June 30, 2012:

	Six Months Ended		Six Months Ended		Period to Period Change
	June 30, 2013		June 30, 2012		2012 to 2013	% Change

Consolidated Statement of Operations Data:
Revenues	$1,571.7	100.0%	$1,297.6	100.0%	$274.1	21.1%
Cost of sales	1,201.5	76.4	984.9	75.9	216.6	22.0%
Gross profit	370.2	23.6	312.7	24.1	57.5	18.4%
Selling and administrative expenses	194.6	12.4	177.2	13.7	17.4	9.8%
Research and development expenses	22.9	1.5	11.2	0.9	11.7	104.5%
Income from operations	152.7	9.7	124.3	9.5	28.4	22.8%
Interest expense, net	(27.7)	(1.8)	(32.2)	(2.5)	4.5	(14.0)%
Other income (expense), net	1.0	0.1	(0.4)	0.0	1.4	(350.0)%
Income before income taxes	126.0	8.0	91.7	7.0	34.3	37.4%
Provision for income taxes	37.2	2.4	32.4	2.5	4.8	14.8%
Net income	88.8	5.6	59.3	4.5	29.5	49.7%
Net income attributable to noncontrolling interest	(2.6)	(0.1)	(1.7)	(0.1)	(0.9)	52.9%
Net income attributable to Dresser-Rand	$86.2	5.5%	$57.6	4.4%	$28.6	49.7%
Bookings	$1,536.2		$1,564.2		$(28.0)	(1.8)%
Backlog - ending	$2,945.4		$2,797.3		$148.1	5.3%

Revenues.   Revenues were $1,571.7 for the six months ended June 30, 2013, compared to $1,297.6 for the six months ended June 30, 2012, an increase of $274.1 or 21.1%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the six months ended June 30, 2013 that resulted from the timing issues discussed above.  Additionally, the Company entered into three extended scope construction-type contracts near the end of 2012 that are accounted for on a percentage-of-completion basis and that contributed approximately $107.4 of revenues during the six months ended June 30, 2013.  Price increases in the aftermarket parts and services segment also contributed incremental revenues, albeit to a much lesser extent.  An adverse translation impact of foreign currency fluctuations of approximately $7.3, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Cost of sales.  Cost of sales was $1,201.5 for the six months ended June 30, 2013, compared to $984.9 for the six months ended June 30, 2012.  As a percentage of revenues, cost of sales was 76.4% for the six months ended June 30, 2013, compared to 75.9% for the six months ended June 30, 2012.   The increase in cost of sales as a percentage of revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 was principally the result of a shift in mix from our aftermarket segment to our new units segment.  A shift in the mix of projects within the new units segment also contributed to higher cost of sales as a percentage of sales.  The shift in mix was partially offset by improved operating leverage on fixed costs from higher volumes and, to a much lesser extent, price increases.

Gross profit.  Gross profit was $370.2 for the six months ended June 30, 2013, compared to $312.7 for the six months ended June 30, 2012.   As a percentage of revenues, gross profit was 23.6% for the six months ended June 30, 2013, compared to 24.1% for the six months ended June 30, 2012.  We experienced decreased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $194.6 for the six months ended June 30, 2013, compared to $177.2 for the six months ended June 30, 2012.  While we were able to achieve greater operating leverage on administrative costs, the increase in selling and administrative expenses was generally the result of increased selling activity and cost inflation.  As a percentage of revenues, selling and administrative expenses decreased to 12.4% from 13.7%.

Research and development expenses.  Research and development expenses for the six months ended June 30, 2013, were $22.9, compared to $11.2 for the six months ended June 30, 2012.  We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines.  Additionally, the acquisition of Synchrony is expected to provide synergy through product design integration of active magnetic bearing technologies for DATUM®, DATUM® ICS and subsea compression.    The increase in research and development expenses is related to strategic projects that are expected to be demonstrated or launched during 2013.  It is typical that projects entering this phase of development incur higher procurement and testing expenses when compared to design related activities that occur earlier in the development lifecycle.

Income from operations.  Income from operations was $152.7 for the six months ended June 30, 2013, compared to $124.3 for the six months ended June 30, 2012, an increase of $28.4 or 22.8%.  As a percentage of revenues, income from operations for the six months ended June 30, 2013, was 9.7%, compared to 9.6% for the six months ended June 30, 2012. The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $27.7 for the six months ended June 30, 2013, compared to $32.2 for the six months ended June 30, 2012.  Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries.  For the six months ended June  30, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate ultimately agreed to be paid over the remaining term of the note.  Interest cost for the six months ended June  30, 2013, included the lower negotiated rate resulting in lower interest expense.

Other income (expense), net.  Other income, net was $1.0 for the six months ended June 30, 2013, compared to other expense, net of $0.4 for the six months ended June 30, 2012.  Other income (expense), net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.  The change in other income (expense), net is principally the result of normal foreign currency fluctuations for the six months ended June 30, 2013.  Other income (expense), net was also impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the six months ended June 30, 2013.

Provision for income taxes.  Provision for income taxes was $37.2 for the six months ended June 30, 2013, and $32.4 for the six months ended June 30, 2012. Our estimated income tax provision for the six months ended June 30, 2013 and 2012, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

On January 2, 2013, the ATRA of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event.  Furthermore, no benefits were reflected in 2012 and the benefits are being reflected in 2013, affecting the comparability of the 2012 and 2013 effective tax rates.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the six months ended June 30, 2013.  Had this amount been deductible, our effective tax rate would have been 1.0 percentage point lower for the six months ended June 30, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions.  For the six months ended June 30, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $3.3 ($0.04 per diluted share) and $1.4 ($0.02 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the six months ended June 30, 2013, were $1,536.2 compared to $1,564.2 for the six months ended June 30, 2012, a decrease of $28.0 or 1.8%.  Backlog was $2,945.4 at June 30, 2013, compared to $2,797.3 at June 30, 2012.

Segment Analysis —  six months ended June 30, 2013, compared to six months ended June 30, 2012:

	Six Months Ended		Six Months Ended		Period to Period Change
	June 30, 2013		June 30, 2012		2012 to 2013	% Change
Revenues
New units	$863.4	54.9%	$655.1	50.5%	$208.3	31.8%
Aftermarket parts and services	708.3	45.1%	642.5	49.5%	65.8	10.2%
Total revenues	$1,571.7	100.0%	$1,297.6	100.0%	$274.1	21.1%
Gross profit
New units	$110.4		$96.5		$13.9	14.4%
Aftermarket parts and services	259.8		216.2		43.6	20.2%
Total gross profit	$370.2		$312.7		$57.5	18.4%
Income from operations
New units	$54.4		$47.5		$6.9	14.5%
Aftermarket parts and services	159.2		123.2		36.0	29.2%
Unallocated	(60.9)		(46.4)		(14.5)	31.3%
Total income from operations	$152.7		$124.3		$28.4	22.8%
Bookings
New units	$700.8		$787.9		$(87.1)	(11.1)%
Aftermarket parts and services	835.4		776.3		59.1	7.6%
Total bookings	$1,536.2		$1,564.2		$(28.0)	(1.8)%
Backlog - ending
New units	$2,254.3		$2,194.3		$60.0	2.7%
Aftermarket parts and services	691.1		603.0		88.1	14.6%
Total backlog	$2,945.4		$2,797.3		$148.1	5.3%

New Units

Revenues.  Revenues for this segment were $863.4 for the six months ended June 30, 2013, compared to $655.1 for the six months ended June 30, 2012, an increase of $208.3 or 31.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the six months ended June 30, 2013, as a result of the timing issues discussed above.  Additionally, the Company entered into three extended scope construction-type contracts near the end of 2012 that are accounted for on a percentage-of-completion basis and that contributed approximately $107.4 of revenues during the six months ended June 30, 2013.

Gross profit.  Gross profit was $110.4 for the six months ended June 30, 2013, compared to $96.5 for the six months ended June 30, 2012.  Gross profit, as a percentage of segment revenues, was 12.8% for the six months ended June 30, 2013, compared to 14.7% for the six months ended June 30, 2012.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to a shift in the mix of new unit projects during the period, partially offset by better operating leverage from higher volumes.

Income from operations.  Income from operations was $54.4 for the six months ended June 30, 2013, compared to $47.5 for the six months ended June 30, 2012.  As a percentage of segment revenues, income from operations was 6.3% for the six months ended June 30, 2013, compared to 7.3% for the six months ended June 30, 2012.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the six months ended June 30, 2013, were $700.8, compared to $787.9 for the six months ended June 30, 2012. The decline in bookings is the result of normal timing issues for the reasons discussed in the caption titled “Revenues” above.  Backlog was $2,254.3 at June 30, 2013, compared to $2,194.3 at June 30, 2012.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $708.3 for the six months ended June 30, 2013, compared to $642.5 for the six months ended June 30, 2012, an increase of $65.8 or 10.2%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the six months ended June 30, 2013, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America, resulting in higher volumes.  Also, price increase contributed to higher revenues.  An adverse translation impact of foreign currency fluctuations of approximately $8.9, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Gross profit.  Gross profit was $259.8 for the six months ended June 30, 2013, compared to $216.2 for the six months ended June 30, 2012.  Gross profit as a percentage of segment revenues for the six months ended June 30, 2013, of 36.7% increased from 33.6% for the six months ended June 30, 2012.  Gross profit as a percentage of revenues increased principally due to favorable mix and price increases (approximately 3.3%).

Income from operations.  Income from operations was $159.2 for the six months ended June 30, 2013, compared to $123.2 for the six months ended June 30, 2012.  As a percentage of segment revenues, income from operations increased to 22.5% for the six months ended June 30, 2013, from 19.2% for the six months ended June 30, 2012.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.

Bookings and backlog.   Bookings for the six months ended June 30, 2013, were $835.4, compared to $776.3 for the six months ended June 30, 2012. The increase is principally attributable to booking fifteen months of a large long-term service agreement to provide energy in Brazil in accordance with our bookings policy.  Backlog was $691.1 at June 30, 2013, compared to $603.0 at June 30, 2012.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2013, we had cash and cash equivalents of $162.3 and the ability to borrow $235.6 under the $765.0 revolving portion of our Senior Secured Credit Facility, as $116.9 was used for outstanding letters of credit and $412.5 of borrowings was outstanding.  In addition to these letters of credit, $197.8 of letters of credit and bank guarantees were outstanding at June 30, 2013, which were issued by banks offering uncommitted lines of credit.  At June 30, 2013, we were in compliance with our debt covenants.

As of June 30, 2013, approximately $161.1 of our cash was held outside of the U.S.  Except for approximately $7.4 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of June 30, 2013, approximately $80.5 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash used in operating activities for the six months ended June 30, 2013, was $34.4, compared to net cash used in operating activities of $1.5 for the six months ended June 30, 2012. The decline in cash from operations in the six months ended June 30, 2013, is principally the result of increased investment in working capital.  Accounts receivable increased for the six months ended June 30, 2013, as a result of the timing of shipments, as well as an increase in costs and estimated earnings on uncompleted contracts related to contracts being recognized on the percentage-of-completion accounting method.  Inventories, accounts payable and accruals increased for the six months ended June 30, 2013, as a result of incurring costs on the projects in backlog.  Lower customer advances are attributable to the timing of receipts from large national oil company clients.  In addition, we made $10.1 of minimum required pension contributions in the six months ended June 30, 2013, compared to $15.5 in the six months ended June 30, 2012, in accordance with our funding policy.

Net cash used in investing activities was $44.3 for the six months ended June 30, 2013, compared to $77.3 for the six months ended June 30, 2012.  Capital expenditures increased to $39.7 for the six months ended June 30, 2013, from $25.4 for the six months ended June 30, 2012.    On June 28, 2013, the Company made a $5.0 investment in Bethel Holdco, LLC (“Bethel”), which is constructing a compressed air energy storage facility in Texas.  Cash used in investing activities for the six months ended June 30, 2012, principally includes $48.8 related to the acquisition of Synchrony (net of cash acquired).  The investments in Bethel and Synchrony are discussed more fully in Note 3, of Item 1. Financial Statements (Unaudited), herein.

Net cash provided by financing activities was $128.9 for the six months ended June 30, 2013, compared to $88.9 for the six months ended June 30, 2012.  Included in net cash provided by financing activities for the six months ended June 30, 2013, are $850.8 of borrowings to fund operating cash flows and $730.5 of repayments principally on the Senior Secured Credit Facility.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $11.6 at June 30, 2013, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of June 30, 2013.  Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

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

Near the end of 2012, we entered into three contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales arrangements. Revenue from these contracts is recognized as contract performance progresses using the percentage-of-completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total labor cost and labor converted material cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable claims and change orders included in revenue. Progress is generally based upon a labor dollars approach but we also use alternative methods including cost to cost, depending on the type of arrangement.

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

At least quarterly, significant projects are reviewed in detail by senior management. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in our “Risk Factors” contained in our Annual Report on Form 10-K and in Item 1A. of Part II in our Quarterly Report on Form 10-Q for the period ended March 31, 2013. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

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

•

other factors described in this Form 10-Q and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the Euro, and to a lesser extent, the Norwegian Krone and the British Pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  An adverse hypothetical 1% change in the exchange rates for the three months ended June 30, 2013, would impact revenues and operating income by approximately $3.5 and $0.5, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency losses were $1.2 and $4.6 for the three and six months ended June 30, 2013, respectively, compared to $2.0 and $0.9 for the three and six months ended June 30, 2012, respectively.  The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the six months ended June 30, 2013.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. Additionally, certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. The interest rate swap agreement and tradable emission allowances are described further in Note 8, Financial Instruments to the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. ― OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The disclosures required in this Item 1 are included in Note 13, Commitments and Contingencies ― Legal Proceedings, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 2013	-		$-	-	$-
May 2013	1,206	(a)	$62.99	-	$-
June 2013	-		$-	-	$-
Total	1,206			-	$-

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
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

(10.1)&	Form of Assignment Agreement for Designated Executive Officers – Multi-Location Assignment.
(10.2)&	Assignment Agreement dated June 4, 2013, for Vincent R. Volpe Jr. – Multi-Location Assignment.
(10.3)& 10.4&

Multi-Location Assignment Tax Guidelines.

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

(101)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2013, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

____________

&   Management contract.

(  ) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: July 25, 2013	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer