Form 10-Q
period 2013-09-30
Dresser-Rand Group Inc.
filed 2013-11-01
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of common stock, $.01 par value, outstanding as of October 24, 2013, was 76,290,473.

PART I. ― FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in millions, except per share amounts)

Net sales of products	$430.2	$390.3	$1,592.4	$1,312.4
Net sales of services	203.7	204.1	613.2	579.6
Total revenues	633.9	594.4	2,205.6	1,892.0
Cost of products sold	303.7	279.5	1,222.0	989.1
Cost of services sold	147.4	144.3	430.6	419.6
Total cost of sales	451.1	423.8	1,652.6	1,408.7
Gross profit	182.8	170.6	553.0	483.3
Selling and administrative expenses	93.1	90.2	287.7	267.4
Research and development expenses	8.3	6.4	31.2	17.6
Income from operations	81.4	74.0	234.1	198.3
Interest expense, net	(7.8)	(15.7)	(35.5)	(47.9)
Other (expense) income, net	(8.1)	1.2	(7.1)	0.8
Income before income taxes	65.5	59.5	191.5	151.2
Provision for income taxes	15.5	17.4	52.7	49.8
Net income	50.0	42.1	138.8	101.4
Net income attributable to noncontrolling interest	(0.6)	(0.9)	(3.2)	(2.6)
Net income attributable to Dresser-Rand	$49.4	$41.2	$135.6	$98.8
Net income attributable to Dresser-Rand per share
Basic	$0.65	$0.55	$1.78	$1.31
Diluted	$0.64	$0.54	$1.77	$1.30
Weighted-average shares outstanding - (in thousands)
Basic	76,263	75,542	76,092	75,455
Diluted	76,890	76,351	76,790	76,168

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in millions)

Net income	$50.0	$42.1	$138.8	$101.4
Other comprehensive income (loss)
Foreign currency translation adjustments	22.4	18.7	(18.2)	(1.4)
Unrealized gain (loss) on derivatives - net of tax of $0.0 and $0.0 for the three months ended September 30, 2013 and 2012, respectively, and $0.1 and $0.04 for the nine months ended September 30, 2013 and 2012, respectively	-	-	0.2	(0.1)
Pension and other postretirement benefit plans:
Amortization of prior service cost and net actuarial loss included in net periodic costs - net of tax of $0.8 and $0.8 for the three months ended September 30, 2013 and 2012, respectively, and $2.4 and $2.5 for the nine months ended September 30, 2013 and 2012, respectively	1.4	1.5	4.1	4.3
Total other comprehensive income (loss)	23.8	20.2	(13.9)	2.8
Total comprehensive income	73.8	62.3	124.9	104.2
Comprehensive income attributable to noncontrolling interest	(0.8)	(0.8)	(2.5)	(2.2)
Comprehensive income attributable to Dresser-Rand	$73.0	$61.5	$122.4	$102.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2013	2012

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$174.4	$122.8
Restricted cash	12.3	17.6
Accounts receivable, less allowance for losses of $9.3 at 2013 and $9.6 at 2012	706.7	565.9
Inventories, net	711.1	552.5
Prepaid expenses and other	79.0	66.7
Deferred income taxes, net	30.3	30.5
Total current assets	1,713.8	1,356.0
Property, plant and equipment, net	468.2	466.9
Goodwill	917.8	911.3
Intangible assets, net	485.0	506.9
Deferred income taxes	18.2	14.9
Other assets	96.5	77.0
Total assets	$3,699.5	$3,333.0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$672.7	$600.4
Customer advance payments	168.7	282.3
Accrued income taxes payable	36.3	44.4
Short-term borrowings and current portion of long-term debt	43.6	35.9
Total current liabilities	921.3	963.0
Deferred income taxes	47.2	35.8
Postemployment and other employee benefit liabilities	127.1	142.8
Long-term debt	1,295.9	1,014.9
Other noncurrent liabilities	71.3	81.6
Total liabilities	2,462.8	2,238.1
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,286,174 and 75,675,854 shares issued and
outstanding at September 30, 2013 and December 31, 2012, respectively	0.8	0.8
Additional paid-in capital	157.4	140.5
Retained earnings	1,220.2	1,084.6
Accumulated other comprehensive loss	(147.9)	(134.7)
Total Dresser-Rand stockholders' equity	1,230.5	1,091.2
Noncontrolling interest	6.2	3.7
Total stockholders' equity	1,236.7	1,094.9
Total liabilities and stockholders' equity	$3,699.5	$3,333.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

	($ in millions)
Cash flows from operating activities
Net income	$138.8	$101.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	67.1	64.2
Deferred income taxes	4.4	7.4
Stock-based compensation	22.8	26.7
Excess tax benefits from stock-based compensation	(6.8)	(4.0)
Amortization of debt financing costs	2.9	2.9
Provision for losses on inventory	0.9	0.7
(Gain) loss on sale of property, plant and equipment	(0.4)	0.8
Loss from equity investments	4.0	1.0
Changes in working capital and other, net of acquisitions
Accounts receivable, net	(142.7)	67.1
Inventories	(165.4)	(95.9)
Prepaid expenses and other	(13.8)	(20.7)
Accounts payable and accruals	57.8	(64.7)
Customer advances	(109.0)	(15.7)
Taxes payable	(9.3)	(17.4)
Pension and other post-retirement benefits	(9.1)	(5.6)
Other	(4.6)	1.1
Net cash (used in) provided by operating activities	(162.4)	49.3
Cash flows from investing activities
Capital expenditures	(56.3)	(48.9)
Proceeds from sales of property, plant and equipment	1.4	0.8
Acquisitions, net of cash acquired	-	(48.8)
Other investments	(12.5)	(13.2)
Decrease in restricted cash balances	5.8	5.2
Net cash used in investing activities	(61.6)	(104.9)
Cash flows from financing activities
Proceeds from exercise of stock options	4.0	2.5
Proceeds from borrowings	1,445.6	387.6
Excess tax benefits from stock-based compensation	6.8	4.0
Repayments of borrowings	(1,161.8)	(316.2)
Repurchase of common stock	(1.5)	-
Payments for debt financing costs	(4.7)	(0.4)
Net cash provided by financing activities	288.4	77.5
Effect of exchange rate changes on cash and cash equivalents	(12.8)	0.8
Net increase in cash and cash equivalents	51.6	22.7
Cash and cash equivalents, beginning of period	122.8	128.2
Cash and cash equivalents, end of period	$174.4	$150.9

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	18.4	-	-	-	18.4
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	135.6	-	3.2	138.8
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(17.5)	(0.7)	(18.2)
Unrealized gain on derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2
Pension and other postretirement benefit plans:
Amortization of prior service cost and net
actuarial loss included in net periodic
costs - net of tax of $2.4	-	-	-	4.1	-	4.1
At September 30, 2013	$0.8	$157.4	$1,220.2	$(147.9)	$6.2	$1,236.7

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2011	$0.8	$105.2	$905.6	$(138.8)	$0.2	$873.0
Stock-based compensation	-	25.8	-	-	-	25.8
Net income	-	-	98.8	-	2.6	101.4
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(1.0)	(0.4)	(1.4)
Unrealized loss on derivatives, net of tax of $0.04	-	-	-	(0.1)	-	(0.1)
Pension and other postretirement benefit plans:
Amortization of prior service cost and net
actuarial loss included in net periodic
costs - net of tax of $2.5	-	-	-	4.3	-	4.3
At September 30, 2012	$0.8	$131.0	$1,004.4	$(135.6)	$2.4	$1,003.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1.Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012; the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In preparing financial statements in accordance with U.S. GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses.  Management evaluates its estimates and related assumptions regularly, including those related to fair values, allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, the carrying value and estimated useful lives of long-lived assets, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, stock-based compensation, stage of completion and ultimate profitability for certain long-term revenue contracts accounted for under the percentage of completion method, contract losses, penalties, environmental contingencies, product liability, self-insurance programs and other contingencies (including purchase price contingencies).  Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our other filings with the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Multiple-element arrangements

A substantial portion of our arrangements are multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts often take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple-element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•Vendor-specific objective evidence.

•Third-party evidence if vendor-specific objective evidence is not available.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

•Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis if neither vendor-specific objective evidence nor third-party evidence is available.

Our sales arrangements do not include a general right of return of the delivered unit(s). If it is determined that the separate deliverables do not have value on a stand-alone basis, the entire arrangement is accounted for as one unit of accounting, which results in revenue being recognized when the last unit is delivered.

Percentage of completion

Near the end of 2012 we began entering into certain large contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-Type Contracts and utilize the percentage of completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage of completion revenue represents approximately 6.7% and 7.1% of consolidated revenues for the three and nine months ended September 30, 2013, respectively.

Under the percentage of completion method, revenue is recognized as work on a contract progresses.  For each contractual arrangement that qualifies for the percentage of completion method of accounting, the Company recognizes revenue, cost of sales and gross profit in the amounts that are equivalent to a percentage of the total estimated contract sales value, projected cost of sales and projected gross profit achieved upon completion of the project.  This percentage is generally determined by dividing the cumulative amount of labor costs and labor converted material costs incurred to date by the sum of the cumulative costs incurred to date plus the estimated remaining costs to be incurred in order to complete the contract.  Preparing these estimates is a process requiring judgment.  Factors influencing these estimates include, but are not limited to, historical performance trends, inflationary trends, productivity and labor disruptions, availability of materials, claims, change orders and other factors as set forth in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in Item 1A. of Part II in the Quarterly Report on Form  10-Q for the period ended March 31, 2013.  In the event that the Company experienced changes in estimated revenues, cost of sales and gross profit, they would be recognized using a cumulative catch-up adjustment that recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion.

We apply the percentage of completion method of accounting to agreements when the following conditions exist:

•The costs are reasonably estimable.

•The contract includes provisions that clearly specify the enforceable rights regarding products and services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement.

•The customer can be expected to satisfy all obligations under the contract.

•We expect to perform all of our contractual obligations.

Cost of revenue for our construction-type contracts includes contract costs, such as materials and labor, and indirect costs that are attributable to contract activity.  Generally, we bill our customers based on advance billing terms or completion of certain milestones.  Cumulative costs and estimated earnings recognized to date in excess of cumulative billings are included in accounts receivable on the consolidated balance sheet.  Cumulative billings in excess of cumulative costs and estimated earnings recognized to date are included in accounts payable and accruals on the consolidated balance sheet.

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

2.New Accounting Standards

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

Effective January 1, 2013, the Company adopted FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in ASU 2013-02 are intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements. The required disclosures have been included in Note 17, Accumulated Other Comprehensive Income (Loss) (“AOCI”) of these financial statements.

Effective January 1, 2013, the Company adopted FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The amendments in ASU 2013-01 require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The enhanced disclosures are intended to enable users of an entity’s financial statements to understand and evaluate the effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements. The required disclosures have been included in Note 8, Financial Instruments of these financial statements.

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

In April 2013 the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces.  The amendments in ASU 2013-07 are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013 the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and the London Interbank Offered Rate. The update also removes the restriction on using different benchmark rates for similar hedges. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013 the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of  an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted.  The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery.  Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory.  Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company.  The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

of the application and more environmentally-friendly applications. The agreement included the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance.  As of September 30, 2013, the Company had made all contractually required contingent consideration payments totaling $4.7 to the sellers of Synchrony.

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

Pro forma financial information for the Synchrony acquisition, assuming it occurred at the beginning of 2011, has not been presented because the effect on our financial results was not considered material. The financial results of Synchrony have been included in our consolidated financial results from the date of acquisition and have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone of Texas.  The Company will manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel. The Company contributed $5.0 in cash in exchange for an 11.1% ownership interest in Bethel.  The remaining 88.9% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    The investment in APEX is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $5.0 at September 30, 2013.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications.  The Company also received an option to acquire the outstanding shares of Echogen, which expired unexercised on February 14, 2013, and certain broad license rights in certain of the Company’s key markets. The Company will pay Echogen a royalty based on future equipment sales in these markets.  Minimum royalties of $6.0 must be paid in the first five years of commercialization, regardless of the amount of revenues generated, or the license will terminate.  As of September 30, 2013, the Company had invested a total of $23.0 for a 35.5% noncontrolling interest in Echogen.  In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $17.9 at September 30, 2013.

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

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.  In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment.  The option is exercisable at any time through November 10, 2014. The Company has made investments totaling $33.5, which have resulted in an aggregate noncontrolling interest of 41.5% at September 30, 2013.  The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $28.8 at September 30, 2013.

4.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	September 30,	December 31,
	2013	2012

Costs incurred on uncompleted contracts	$165.0	$35.0
Estimated earnings	41.9	15.5
	206.9	50.5
Less: billings to date	(93.4)	(33.4)
	$113.5	$17.1
Costs and estimated earnings in excess of billings	$127.8	$17.1
Billings in excess of costs and estimated earnings	(14.3)	-
	$113.5	$17.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

5.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$119.6	$23.5	39 years	$119.0	$20.9
Customer relationships	331.9	75.8	32 years	331.7	65.9
Non-compete agreement	5.5	4.7	3 years	5.4	3.8
Existing technology	160.6	53.5	23 years	161.6	48.0
Contracts and purchase agreements	10.6	1.3	11 years	11.1	1.0
Software	30.6	27.2	10 years	30.6	25.0
In-process research and development	12.4	0.2	10 years	12.1	-
Total amortizable intangible assets	$671.2	$186.2		$671.5	$164.6

Intangible asset amortization expense was $7.1 and $21.7 for the three and nine months ended September 30, 2013, respectively, and $7.7 and $22.3 for the three and nine months ended September 30, 2012, respectively, and is estimated to be $7.3 for the remainder of fiscal year 2013.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $28.0 in 2014, $24.2 in 2015, $23.6 in 2016, $23.6 in 2017 and $23.5 in 2018.

The Company had no goodwill impairments for the nine months ended September 30, 2013, and the year ended December 31, 2012.  The following table represents the changes in goodwill in total and by segment (see Note 15 for additional segment information):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2012	$476.7	$434.6	$911.3
Foreign currency adjustments	5.4	1.1	6.5
Balance, September 30, 2013	$482.1	$435.7	$917.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

6. Inventories, net

Inventories were as follows:

	September 30,	December 31,
	2013	2012

Raw materials	$66.9	$59.3
Finished parts	244.2	203.1
Work-in-process	816.8	707.9
	1,127.9	970.3
Less: progress payments	(416.8)	(417.8)
Inventories, net	$711.1	$552.5

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $122.7 and $101.1  at September 30, 2013, and December 31, 2012, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $31.0 and $31.6 at September 30, 2013, and December 31, 2012, respectively.

7. Property, plant and equipment

Property, plant and equipment were as follows:

	September 30,	December 31,
	2013	2012
Cost:
Land	$30.0	$31.0
Buildings and improvements	234.7	213.2
Machinery and equipment	509.0	484.1
	773.7	728.3
Less: accumulated depreciation	(305.5)	(261.4)
Property, plant and equipment, net	$468.2	$466.9

Depreciation expense was $14.1 and $45.4 for the three and nine months ended September 30, 2013, respectively, and $13.7 and $41.9 for the three and nine months ended September 30, 2012, respectively.

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

amount of €18.0 (approximately $24.3) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at September 30, 2013, was $0.8 and the related unrealized gain for the three and nine months ended September 30, 2013, was $0.0 and $0.2, respectively.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes.  Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other (expense) income, net.

All of the Company’s foreign currency derivative contracts are subject to master netting arrangements.  These arrangements provide for the option to settle contracts on a net basis when they settle on the same day and the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.  The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet.  The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period.  Had the Company presented its derivative contracts on a net basis, the amounts recorded in the consolidated balance sheet would not be materially different from the presentation in the table below.  In addition, the Company does not have any cash collateral due under such arrangements.

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	September 30,	December 31,
	2013	2012

Foreign currency exchange contracts assets	$5.2	$8.5

Foreign currency exchange contracts liabilities	$18.5	$3.8

The notional amount for the forward exchange contracts outstanding as of September 30, 2013, and December 31, 2012, was $757.6 and $576.6, respectively.  The net foreign currency losses recognized for forward currency contracts were $8.1 and $17.4 for the three and nine months ended September 30, 2013, respectively, compared to net foreign currency gains of $3.2 and $10.3 for the three and nine months ended September 30, 2012, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances.  To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value.  Changes in the fair value of this liability are recorded in other (expense) income, net.  The fair value of the liability from the shortfall of tradable emission allowances was $0.5 and $0.8 at September 30, 2013, and December 31, 2012, respectively.

9.Income taxes

We operate in numerous countries and tax jurisdictions around the world and there is no assurance that future tax audits will not result in significant tax adjustments. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

Our estimated income tax provisions for the three and nine months ended September 30, 2013 and 2012, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will or will not be realized.

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

During the three months ended September 30, 2013, our Luxembourg subsidiary declared a dividend from current earnings to the U.S. parent company not to exceed $49.0.  The dividend will be paid before the end of 2013 and will generate U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately  $11.0.  The impact of these credits and related reserves on the effective tax rate for the three and nine months ended September 30, 2013, is a benefit of 7.8% and 2.7%, respectively.

The Company has reevaluated an uncertain tax position for all years in which the position had been taken related to its French operations.  Based on its evaluation of the relevant laws, the Company had originally determined that it was more likely than not that it would prevail on the position.  However, based on more recent positions taken by the French tax authorities, the Company no longer believes it is more likely than not that it will prevail.  Consequently, an additional liability for uncertain tax positions of approximately $2.3 was recorded for all periods which the position had been taken.  The additional liability impacted the effective tax rate for the three and nine months ended September 30, 2013, by 4.2% and 1.4%, respectively.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the nine months ended September 30, 2013.  Had this amount been deductible, our effective tax rate would have been 0.5 percentage points lower for the nine months ended September 30, 2013.  The devaluation of the Venezuelan bolivar had no impact on our effective tax rate for the three months ended September 30, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions.  For the three and nine months ended September 30, 2013, the impact of these tax holiday arrangements lowered income tax expense by $1.9  ($0.02 per diluted share) and $5.2  ($0.07 per diluted share), respectively, and by $1.3  ($0.02 per diluted share) and $2.7  ($0.04 per diluted share) for the three and nine months ended September 30, 2012, respectively.

Except for the dividends of 2013 earnings declared by our Luxembourg subsidiary described above, management has decided to permanently reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any permanently reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

10.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2013	2012
Amended Credit Facility	$907.7	$ 615.6
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank overdraft facility	16.0	-
Other indebtedness	40.8	60.2
Total debt	1,339.5	1,050.8
Less: current portion	(43.6)	(35.9)
Total long-term debt	$1,295.9	1,014.9

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Amended Credit Facility

On September 30, 2013, the Company and its indirect, wholly-owned subsidiary, Guascor, amended and extended its committed credit agreement (the “Amended Credit Facility”) with a syndicate of lenders, extending the final maturity date for the credit facility to September 30, 2018, and increasing the $700.0 U.S. dollar revolving credit facility by $400.0 to $1,100.0.

The Amended Credit Facility is comprised of revolving credit facilities, reflecting the newly increased $1,100.0 commitment and the existing €50.0 commitment, and a term loan facility comprised of tranche A and tranche B term loans denominated in U.S. dollars and euro, respectively. The term loans are subject to amortization in quarterly installments equal to $2.0, with respect to the tranche A term loans, and $3.0, with respect to the tranche B term loans. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on September 30, 2018. At September 30, 2013, total outstanding borrowings under the Amended Credit Facility amounted to $907.7, of which $609.6 was outstanding under the revolving credit facilities and $298.1 was outstanding under the term loan facility. The Company had issued $99.3 in letters of credit under the revolving credit facility at September 30, 2013. In addition to these letters of credit, $235.0 of letters of credit and bank guarantees was outstanding at September 30, 2013, which were issued by banks offering uncommitted lines of credit.

The Amended Credit Facility reflects a 0.25% lower applicable margin compared to the original facility for revolving and term loans.  The rate setting mechanisms for these decreased by 0.25% and bear interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 1.75% to 2.50%, depending on the Company’s leverage ratio, plus a LIBOR rate or (b) a rate equal to an applicable margin ranging from 0.75% to 1.50%, depending on the Company’s leverage ratio, plus a base rate as defined in the facility.

In addition to paying interest on outstanding principal under the Amended Credit Facility, the Company is required to pay a commitment fee under the revolving credit facility for unutilized commitments, and fees for outstanding performance and financial letters of credit.  These fee amounts depend on the Company’s leverage ratio and range from 0.375% to 0.50%,  0.95% to 1.40%, and 1.75% to 2.50% per annum, respectively, for the preceding fee categories.

The Amended Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Amended Credit Facility at any time without premium or penalty, other than customary breakage costs. The Amended Credit Facility contains normal and customary covenants, including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s 6 ½% Senior Subordinated Notes that would be materially adverse to lenders and pay dividends and distributions or repurchase capital stock. The Amended Credit Facility also provides for customary events of default. The Company was in compliance with the Amended Credit Facility debt covenants at September 30, 2013.

Bank Overdraft Facility

The Company is party to a $20.0 bank overdraft facility which bears interest at a maximum of the bank’s base rate, plus 2.5% per annum.

Senior Subordinated Notes

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6½% senior subordinated notes due May 2021	$375.0	$398.0	$375.0	$399.1

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

11. Pension Plans

The components of net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost	$2.3	$2.2	$7.1	$6.8
Interest cost	4.5	4.9	13.4	14.6
Expected return on plan assets	(5.8)	(5.4)	(17.2)	(16.3)
Amortization of net actuarial loss	1.9	1.9	6.1	5.8
Amortization of prior service cost	0.1	0.1	0.1	0.2
Net pension expense	$3.0	$3.7	$9.5	$11.1

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

The Company made pension contributions of $7.2 and $17.3, respectively, during the three and nine months ended September 30, 2013, and $3.5 and $19.0, respectively, during the three and nine months ended September 30, 2012.

12.Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest cost	$0.1	$0.2	$0.5	$0.6
Amortization of net actuarial loss	0.2	0.3	0.4	0.8
Net post-retirement benefits expense	$0.3	$0.5	$0.9	$1.4

13.Commitments and Contingencies (£,  € and R$ in millions)

Legal Proceedings

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

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike.  The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, New York, during the summer of 2009.  On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others.  The Company timely appealed the ALJ’s rulings against the Company to the NLRB in Washington, D.C.  On August 6, 2012, the NLRB affirmed the ALJ’s rulings.  The Company timely appealed the matter to the U.S. Fifth Circuit Court of Appeals, which stayed the proceedings in July 2013 pending a ruling by the U.S. Supreme Court on a constitutional issue, in an unrelated case, that is also in controversy in the Company’s appeal.  The Company continues to believe it complied with the law and that it will ultimately prevail with respect to these ULP allegations.  The litigation process, including further appeals, could reasonably take one to two years to resolve with finality.  Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss, if any, at this time.  Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

United Kingdom (“UK”) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries' pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected.  The third-party trustee at the time action was taken believes that it had taken the appropriate steps to properly amend the plan as originally expected.  In June 2012, interpretation proceedings commenced in the English High Court to determine whether sex equalization of the plan was correctly implemented.  The Company has accrued £3.0 (approximately $4.9) to address its

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

estimate of contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.  Based on the Company’s assessment of the exposure, the Company believes any liability that may be in excess of amounts recorded would not be material.

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company in May 2011, in conjunction with the acquisition of Grupo Guascor, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil.  In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE.  In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.5) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs.  Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant.  The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal.  In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree.  In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and engaged in settlement negotiations with MISE. The Lazio Administrative Court held a hearing on this matter in October 2012 and issued a decision in November 2012 revoking the MISE decree issued in January 2010 and ordering MISE to reconsider the conversion proposal submitted by Enviroil in November 2008. Enviroil renewed settlement negotiations with MISE in October 2012, which concluded upon the parties reaching a settlement and entering into a settlement agreement in September 2013.  Pursuant to this settlement agreement, which is subject to registration by the Court on Conti, MISE agreed to waive sanctions, interest and other related costs, which the Company had previously accrued, in exchange for which Enviroil will pay MISE approximately €7.3 (approximately $9.9) in satisfaction of all of MISE’s outstanding claims.

The Company has recorded an accrual of approximately €7.3 (approximately $9.9), which is the Company’s estimate of its aggregate exposure to loss associated with this matter.  Based on the Company’s assessment of the exposure, the Company believes any liability that may be in excess of amounts recorded would not be material. Moreover, the Company has a claim against the sellers of Grupo Guascor.

Banco Santos Litigation

In July 2004, Guascor SA and Jaguari Energetica SA, subsidiaries of Guascor (collectively, the “GG Entities”), entered into an agreement (the “BNDES Agreement”) with the Bank of National Economic and Social Development (“BNDES”) for  the construction of a power plant in Rio Grande do Sul, Brazil (the “Project”).  Pursuant to the terms of the BNDES Agreement, in August 2004, the GG Entities entered into a separate agreement (the “Banco Santos Agreement”) with Banco Santos, a Brazilian bank previously based in Sao Paulo, Brazil.  Per the terms of the Banco Santos Agreement, Banco Santos and the GG Entities agreed that: (i) in exchange for a fee paid by the GG Entities, Banco Santos would establish a reserve in favor of the GG Entities in the amount of R$3.6 (approximately $1.6) (the “Reserve”) to ensure that funds for a twelve month term would be available (if needed) by the GG Entities’ to fund their performance obligations under the BNDES Agreement; (ii) the GG Entities would issue twelve banking credit notes (the “Notes”) to Banco Santos (one for each of the twelve months), under which Notes the GG Entities would be obligated to make a payment to Banco Santos if the GG Entities used the applicable portion of the Reserve associated with a Note; and (iii) no portion of the Reserve would be invested by Banco Santos in any high risk investments.  The GG Entities completed the Project in December 2006 and fulfilled their obligations under the BNDES Agreement, without using any portion of the Reserve.  Accordingly, we believe that, pursuant to the terms of the Banco Santos Agreement, none of the Notes securing the Reserve became due or payable by the GG Entities to Banco Santos.

In September 2004, Banco Santos, without the knowledge or consent of the GG Entities, transferred the Reserve to its affiliates, Santos Credit Yield (“SCY”) and Santos Credit Master (“SCM,” and together with SCY, the “BS Affiliates”).  Upon the receipt of the Reserve, the BS Affiliates invested the funds in a high risk investment, resulting in the loss of the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

entire Reserve.  In addition, concurrently with the transfer of the Reserve, Banco Santos assigned its rights in the Notes to the BS Affiliates.  Shortly after the assignment of the Notes, Banco Santos declared bankruptcy.

The GG Entities commenced an action (the “Declaratory Action”) in the Civil Courts in the State of Sao Paulo, Brazil, in April 2005 seeking a declaratory judgment that the BS Affiliates were barred from recovering any amounts with regard to the Notes because such Notes were null and void pursuant to the terms of the Banco Santos Agreement.  In the fourth quarter of 2012, the Court appointed an expert to evaluate the GG Entities’ claims and allegations. However, notwithstanding the issuance of an expert’s report that was favorable to the GG Entities, the Court denied the declaratory relief sought by the GG Entities and ordered the GG Entities to pay attorneys’ fees.  The GG Entities timely appealed the adverse judgment in August 2013, which appeal is currently pending.

In December 2010, while the Declaratory Action was still pending, the BS Affiliates filed a separate action (the “BS Action”) in the Sao Paulo Civil Court seeking to recover from the GG Entities the amount of the Reserve.  The Court stayed the BS Action in September 2011 pending a final ruling in the Declaratory Action.

Although we believe, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in both Declaratory Action and the BS Action, the ultimate outcome of these proceedings cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$37.5  (approximately $16.9).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.7).  In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed.  The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.7).

14.   Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Nine Months Ended September 30,
	2013	2012

Beginning balance	$20.1	$25.6
Provision for warranties issued during period	13.5	12.2
Adjustments to warranties issued in prior periods	1.7	(3.3)
Payments during the period	(14.9)	(14.0)
Foreign currency adjustments	(0.7)	(0.2)
Ending balance	$19.7	$20.3

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

15.Segment Information

The Company has two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

1)

New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, project management, packaging, testing, sales and administrative support.

2)

Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, project management, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

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

Segment results for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
New units	$272.9	$247.5	$1,136.3	$902.6
Aftermarket parts and services	361.0	346.9	1,069.3	989.4
Total revenues	$633.9	$594.4	$2,205.6	$1,892.0
Income from operations
New units	$33.5	$21.1	$87.9	$68.6
Aftermarket parts and services	75.0	76.1	234.2	199.3
Unallocable	(27.1)	(23.2)	(88.0)	(69.6)
Total income from operations	$81.4	$74.0	$234.1	$198.3
Depreciation and amortization
New units	$8.7	$10.7	$34.0	$33.5
Aftermarket parts and services	12.5	10.7	33.1	30.7
Total depreciation and amortization	$21.2	$21.4	$67.1	$64.2

Total assets by segment were as follows:

	September 30,	December 31,
	2013	2012
Total assets (including goodwill)
New units	$1,167.0	$898.8
Aftermarket parts and services	1,160.2	1,126.7
Unallocable	1,372.3	1,307.5
Total assets	$3,699.5	$3,333.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

16.Incentive Stock-Based Compensation Plans

During the nine months ended September 30, 2013, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”), and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors, approved grants of options and stock appreciation rights for 226,059 shares of common stock and grants of 320,023 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan  (the “2008 Plan”). Also during the nine months ended September 30, 2013, they approved the issuance of Performance Restricted Stock Units with a target grant amount of 53,036 restricted stock units.

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

17.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(17.5)	-	-	(17.5)
Amounts reclassified from AOCI	-	0.2	4.1	4.3
Net current period other comprehensive (loss) income	(17.5)	0.2	4.1	(13.2)
At September 30, 2013	$(68.8)	$(0.5)	$(78.6)	$(147.9)

Items reclassified out of AOCI into net income for the three and nine months ended September 30, 2013 were as follows:

	Amount Reclassified From AOCI into Net Income		Affected Line Item in the
	Three Months Ended	Nine Months Ended	Consolidated Statement
Details About AOCI Components	September 30, 2013	September 30, 2013	of Income

Unrealized gain on derivatives	$-	$(0.3)	Interest expense, net
	-	0.1	Provision for income taxes
	$-	$(0.2)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(2.2)	$(6.5)	(a)
	0.8	2.4	Provision for income taxes
	$(1.4)	$(4.1)	Net of tax
Total reclassifications, net of tax	$(1.4)	$(4.3)	Net of tax

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

 (a)These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 11, Pension Plans and Note 12, Post-retirement Benefits Other than Pensions for additional information.

18.  Significant Concentration of Credit Risk

At September 30, 2013, approximately 16.4% of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  Historically, the Company has collected its outstanding receivables from PDVSA.  The Company believes that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

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

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries through our 73 sales offices, 49 service and support centers, including six engineering and research and development centers, and 13 manufacturing locations.

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

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the advancement of shale gas technologies which require compression for both transmission and gas processing activities; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage, transmission infrastructure and LNG; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls;

the aging installed base of our class of equipment that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation.  With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the installed base of Dresser-Rand equipment;
•	Expanding sales of aftermarket parts and services to non-Dresser-Rand equipment in our class;
•	Growing alliances;
•	Expanding our performance-based long-term service contracts;
•	Introducing new and innovative products and technologies;
•	Improving profitability; and
•	Selectively pursuing acquisitions.

Segment information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment, as follows:

1)

New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, project management, packaging, testing, sales and administrative support.

2)

Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, project management, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

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

Results of Operations

Three months ended September 30, 2013, compared to the three months ended September 30, 2012:

	Three Months Ended		Three Months Ended		Period to Period Change
	September 30, 2013		September 30, 2012		2012 to 2013	% Change
Consolidated Statement of Operations Data:
Revenues	$633.9	100.0%	$594.4	100.0%	$39.5	6.6%
Cost of sales	451.1	71.2	423.8	71.3	27.3	6.4%
Gross profit	182.8	28.8	170.6	28.7	12.2	7.2%
Selling and administrative expenses	93.1	14.7	90.2	15.2	2.9	3.2%
Research and development expenses	8.3	1.3	6.4	1.1	1.9	29.7%
Income from operations	81.4	12.8	74.0	12.4	7.4	10.0%
Interest expense, net	(7.8)	(1.2)	(15.7)	(2.6)	7.9	(50.3)%
Other (expense) income, net	(8.1)	(1.3)	1.2	0.2	(9.3)	(775.0)%
Income before income taxes	65.5	10.3	59.5	10.0	6.0	10.1%
Provision for income taxes	15.5	2.4	17.4	2.9	(1.9)	(10.9)%
Net income	50.0	7.9	42.1	7.1	7.9	18.8%
Net income attributable to noncontrolling interest	(0.6)	(0.1)	(0.9)	(0.2)	0.3	(33.3)%
Net income attributable to Dresser-Rand	$49.4	7.8%	$41.2	6.9%	$8.2	19.9%
Bookings	$671.1		$873.4		$(202.3)	(23.2)%
Backlog - ending	$2,986.0		$3,111.0		$(125.0)	(4.0)%

Revenues.   Revenues were $633.9 for the three months ended September 30, 2013, compared to $594.4 for the three months ended September 30, 2012, an increase of $39.5 or 6.6%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the three months ended September 30, 2013 as a result of the timing issues discussed above.  Revenue and gross margin on extended scope projects, which are accounted for under the percentage of completion method of accounting, were $42.4 and $9.1, respectively, for the three months ended September 30, 2013.

Cost of sales.  Cost of sales was $451.1 for the three months ended September 30, 2013, compared to $423.8 for the three months ended September 30, 2012.  As a percentage of revenues, cost of sales was 71.2% for the three months ended September 30, 2013, compared to 71.3% for the three months ended September 30, 2012.   The decrease in cost of sales as a percentage of revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was principally the result of a shift in mix.

Gross profit.  Gross profit was $182.8 for the three months ended September 30, 2013, compared to $170.6 for the three months ended September 30, 2012.  As a percentage of revenues, gross profit was 28.8% for the three months ended September 30, 2013, compared to 28.7% for the three months ended September 30, 2012.  We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $93.1 for the three months ended September 30, 2013, compared to $90.2 for the three months ended September 30, 2012.  While we were able to achieve greater operating leverage on administrative costs, the increase in selling and administrative expenses was generally the result of increased selling activity and cost inflation.  As a percentage of revenues, selling and administrative expenses decreased to 14.7% from 15.2%.

Research and development expenses.  Research and development expenses for the three months ended September 30, 2013, were $8.3 compared to $6.4 for the three months ended September 30, 2012.   We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines.  The increase in research and development expenses is related to strategic projects that are expected to be in demonstration or launch phases during the next twelve months.  It is typical that projects entering this phase of development incur higher procurement and testing expenses when compared to design related activities that occur earlier in the development lifecycle.

Income from operations.  Income from operations was $81.4 for the three months ended September 30, 2013, compared to $74.0 for the three months ended September 30, 2012, an increase of $7.4 or 10.0%.  As a percentage of revenues, income from operations for the three months ended September 30, 2013, was 12.8%, compared to 12.4% for the three months ended September 30, 2012.  The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $7.8 for the three months ended September 30, 2013, compared to $15.7 for the three months ended September 30, 2012.  Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries.  For the three months ended September 30, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate ultimately agreed to be paid over the remaining term of the note.  Interest cost for the three months ended September 30, 2013, included the lower negotiated rate resulting in lower interest expense.  In addition, as discussed in Note 13 of Item 1. Financial Statements (Unaudited), herein,  Enviroil, an affiliate of the Company, entered into a settlement agreement in September 2013, in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed, resulting in a reduction in interest expense of $6.5.

Other  (expense) income, net.  Other expense, net was $8.1 for the three months ended September 30, 2013, compared to other income, net of $1.2 for the three months ended September 30, 2012.  Other (expense) income, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.  The change in other (expense) income, net is principally the result of losses on equity method investments and foreign currency fluctuations for the three months ended September 30, 2013.

Provision for income taxes.  Provision for income taxes was $15.5 for the three months ended September 30, 2013, and $17.4 for the three months ended September 30, 2012. Our estimated income tax provision for the three months ended September 30, 2013 and 2012, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

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

During the three months ended September 30, 2013, our Luxembourg subsidiary declared a dividend from current earnings to the U.S. parent company not to exceed $49.0.  The dividend will be paid before the end of 2013 and will generate U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $11.0.  The impact of these credits and related reserves on the effective tax rate for the three months ended September 30, 2013, is a benefit of 7.8%.

We have reevaluated an uncertain tax position for all years in which the position had been taken related to our French operations.  Based on our evaluation of the relevant laws, we had originally determined that it was more likely than not that we would prevail on the position.  However, based on more recent positions taken by the French tax authorities, we no longer believe it is more likely than not that we will prevail.  Consequently, an additional liability for uncertain tax positions of approximately $2.3 was recorded for all periods which the position had been taken.  The additional liability impacted the effective tax rate for the three months ended September 30, 2013, by 4.2%.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions.  For the three months ended September 30, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $1.9 ($0.02 per diluted share) and $1.3 ($0.02 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the three months ended September 30, 2013, were $671.1 compared to $873.4 for the three months ended September 30, 2012, a decrease of $202.3 or 23.2%. The Company believes that the decrease in bookings is due to (1) delays in major projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  Backlog was $2,986.0 at September 30, 2013, compared to $3,111.0 at September 30, 2012.

Segment Analysis —  three months ended September 30, 2013, compared to the three months ended September 30, 2012:

	Three Months Ended		Three Months Ended		Period to Period Change
	September 30, 2013		September 30, 2012		2012 to 2013	% Change
Revenues
New units	$272.9	43.1%	$247.5	41.6%	$25.4	10.3%
Aftermarket parts and services	361.0	56.9%	346.9	58.4%	14.1	4.1%
Total revenues	$633.9	100.0%	$594.4	100.0%	$39.5	6.6%
Gross profit
New units	$55.3		$44.9		$10.4	23.2%
Aftermarket parts and services	127.5		125.7		1.8	1.4%
Total gross profit	$182.8		$170.6		$12.2	7.2%
Income from operations
New units	$33.5		$21.1		$12.4	58.8%
Aftermarket parts and services	75.0		76.1		(1.1)	(1.4)%
Unallocated	(27.1)		(23.2)		(3.9)	16.8%
Total income from operations	$81.4		$74.0		$7.4	10.0%
Bookings
New units	$265.4		$478.8		$(213.4)	(44.6)%
Aftermarket parts and services	405.7		394.6		11.1	2.8%
Total bookings	$671.1		$873.4		$(202.3)	(23.2)%
Backlog - ending
New units	$2,224.8		$2,449.9		$(225.1)	(9.2)%
Aftermarket parts and services	761.2		661.1		100.1	15.1%
Total backlog	$2,986.0		$3,111.0		$(125.0)	(4.0)%

New Units

Revenues.  Revenues for this segment were $272.9 for the three months ended September 30, 2013, compared to $247.5 for the three months ended September 30, 2012, an increase of $25.4 or 10.3%.  For a discussion of the business impact of oil prices, other macroeconomic conditions and the timing and size of orders is more fully described in the Revenues caption in the section titled Three months ended September 30, 2013, compared to the three months ended

September 30, 2012 of this Form 10-Q.  Based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the three months ended September 30, 2013, principally as a result of the timing issues discussed above.  Revenue and gross margin on extended scope projects, which are accounted for under the percentage of completion method of accounting, were $42.4 and $9.1, respectively, for the three months ended September 30, 2013.

Gross profit.  Gross profit was $55.3 for the three months ended September 30, 2013, compared to $44.9 for the three months ended September 30, 2012.  Gross profit, as a percentage of segment revenues, was 20.3% for the three months ended September 30, 2013, compared to 18.1% for the three months ended September 30, 2012.  We experienced increased gross profit as a percentage of sales in our new units segment as a result of a shift in mix in the segment.

Income from operations.  Income from operations was $33.5 for the three months ended September 30, 2013, compared to $21.1 for the three months ended September 30, 2012.  As a percentage of segment revenues, income from operations was 12.3% for the three months ended September 30, 2013, compared to 8.5% for the three months ended September 30, 2012.  Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the three months ended September 30, 2013, were $265.4 compared to $478.8 for the three months ended September 30, 2012. The Company believes that the decrease in bookings is due to (1) delays in major projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.     Backlog was $2,224.8 at September 30, 2013, compared to $2,449.9 at September 30, 2012.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $361.0 for the three months ended September 30, 2013, compared to $346.9 for the three months ended September 30, 2012, an increase of $14.1 or 4.1%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the three months ended September 30, 2013, the Company has experienced aftermarket growth in most geographic segments, but particularly in Latin America, resulting in higher volumes.

Gross profit.  Gross profit was $127.5 for the three months ended September 30, 2013, compared to $125.7 for the three months ended September 30, 2012.  Gross profit as a percentage of segment revenues for the three months ended September 30, 2013, of 35.3% decreased from 36.2% for the three months ended September 30, 2012.  Gross profit as a percentage of revenues decreased principally as a result of a shift in fixed cost allocations to the aftermarket segment driven by the mix of projects in the new units segment, partially offset by price increases.

Income from operations.  Income from operations was $75.0 for the three months ended September 30, 2013, compared to $76.1 for the three months ended September 30, 2012.  As a percentage of segment revenues, income from operations decreased to 20.8% for the three months ended September 30, 2013, from 21.9% for the three months ended September 30, 2012.  The changes in income from operations and income from operations as a percentage of segment revenues resulted from the reasons discussed above.

Bookings and backlog.   Bookings for the three months ended September 30, 2013, were $405.7, compared to $394.6 for the three months ended September 30, 2012.  The Company has experienced aftermarket growth in most geographic segments, but particularly in Latin America, resulting in higher volumes. Backlog was $761.2 at September 30, 2013, compared to $661.1 at September 30, 2012.

Nine months ended September 30, 2013, compared to the nine months ended September 30, 2012:

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2013		September 30, 2012		2012 to 2013	% Change
Consolidated Statement of Operations Data:
Revenues	$2,205.6	100.0%	$1,892.0	100.0%	$313.6	16.6%
Cost of sales	1,652.6	74.9	1,408.7	74.5	243.9	17.3%
Gross profit	553.0	25.1	483.3	25.5	69.7	14.4%
Selling and administrative expenses	287.7	13.0	267.4	14.1	20.3	7.6%
Research and development expenses	31.2	1.4	17.6	0.9	13.6	77.3%
Income from operations	234.1	10.6	198.3	10.5	35.8	18.1%
Interest expense, net	(35.5)	(1.6)	(47.9)	(2.5)	12.4	(25.9)%
Other (expense) income, net	(7.1)	(0.3)	0.8	0.0	(7.9)	(987.5)%
Income before income taxes	191.5	8.7	151.2	8.0	40.3	26.7%
Provision for income taxes	52.7	2.4	49.8	2.6	2.9	5.8%
Net income	138.8	6.3	101.4	5.4	37.4	36.9%
Net income attributable to noncontrolling interest	(3.2)	(0.2)	(2.6)	(0.1)	(0.6)	23.1%
Net income attributable to Dresser-Rand	$135.6	6.1%	$98.8	5.3%	$36.8	37.2%
Bookings	$2,207.3		$2,437.6		$(230.3)	(9.4)%
Backlog - ending	$2,986.0		$3,111.0		$(125.0)	(4.0)%

Revenues.   Revenues were $2,205.6 for the nine months ended September 30, 2013, compared to $1,892.0 for the nine months ended September 30, 2012, an increase of $313.6 or 16.6%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of large orders is more fully described in the Revenues caption in the section titled Three months ended September 30, 2013, compared to the three months ended September 30, 2012 of this Form 10-Q. Based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the nine months ended September 30, 2013, as a result of the timing issues discussed above.  Price increases in the aftermarket parts and services segment also contributed incremental revenues, albeit to a much lesser extent.  An adverse translation impact of foreign currency fluctuations of approximately $12.8, resulting from a stronger U.S. dollar, partially offset the increase in revenues.  Revenue and gross margin on extended scope projects, which are accounted for under the percentage of completion method of accounting, were $156.4 and $26.4, respectively, for the nine months ended September 30, 2013.

Cost of sales.  Cost of sales was $1,652.6 for the nine months ended September 30, 2013, compared to $1,408.7 for the nine months ended September 30, 2012.  As a percentage of revenues, cost of sales was 74.9% for the nine months ended September 30, 2013, compared to 74.5% for the nine months ended September 30, 2012.   The increase in cost of sales as a percentage of revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was principally the result of a shift in mix from our aftermarket segment to our new units segment.  A shift in the mix of projects within the new units segment also contributed to higher cost of sales as a percentage of revenues.  The shift in mix was partially offset by improved operating leverage on fixed costs from higher volumes and, to a much lesser extent, price increases.

Gross profit.  Gross profit was $553.0 for the nine months ended September 30, 2013, compared to $483.3 for the nine months ended September 30, 2012.   As a percentage of revenues, gross profit was 25.1% for the nine months ended September 30, 2013, compared to 25.5% for the nine months ended September 30, 2012.  We experienced decreased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $287.7 for the nine months ended September 30, 2013, compared to $267.4 for the nine months ended September 30, 2012.  While we were able to achieve greater operating leverage on administrative costs, the increase in selling and administrative expenses was generally the result of increased selling activity and cost inflation.  As a percentage of revenues, selling and administrative expenses decreased to 13.0% from 14.1%.

Research and development expenses.  Research and development expenses for the nine months ended September 30, 2013, were $31.2, compared to $17.6 for the nine months ended September 30, 2012.   We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines.  The increase in research and development expenses is related to strategic projects that are expected to be in demonstration or launch phases during the next twelve months.  It is typical that projects entering this phase of development incur higher procurement and testing expenses when compared to design related activities that occur earlier in the development lifecycle.

Income from operations.  Income from operations was $234.1 for the nine months ended September 30, 2013, compared to $198.3 for the nine months ended September 30, 2012, an increase of $35.8 or 18.1%.  As a percentage of revenues, income from operations for the nine months ended September 30, 2013 was 10.6% compared to 10.5% for the nine months ended September 30, 2012.  The increase in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $35.5 for the nine months ended September 30, 2013, compared to $47.9 for the nine months ended September 30, 2012.  Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries.  For the nine months ended September 30, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate ultimately agreed to be paid over the remaining term of the note.  Interest cost for the nine months ended September 30, 2013, included the lower negotiated rate resulting in lower interest expense.  In addition, as discussed in Note 13 of Item 1. Financial Statements (Unaudited), herein,  Enviroil, an affiliate of the Company, entered into a settlement agreement in September 2013, in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed, resulting in a reduction in interest expense of $6.5.

Other (expense) income, net.  Other expense, net was $7.1 for the nine months ended September 30, 2013, compared to other income, net of $0.8 for the nine months ended September 30, 2012.  Other (expense) income, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.  The change in other (expense) income, net is principally the result of losses on equity method investments and normal foreign currency fluctuations for the nine months ended September 30, 2013.  Other (expense) income, net was also impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the nine months ended September 30, 2013.

Provision for income taxes.  Provision for income taxes was $52.7 for the nine months ended September 30, 2013, and $49.8 for the nine months ended September 30, 2012. Our estimated income tax provision for the nine months ended September 30, 2013 and 2012, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will be realized or not realized.

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

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the nine months ended September 30, 2013.  Had this amount been deductible, our effective tax rate would have been 0.5 percentage points lower for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, our Luxembourg subsidiary declared a dividend from current earnings to the U.S. parent company not to exceed $49.0.  The dividend will be paid before the end of 2013 and will generate U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $11.0.  The impact of these credits and related reserves on the effective tax rate for the nine months ended September 30, 2013, is a benefit of 2.7%.

We have reevaluated an uncertain tax position for all years in which the position had been taken related to our French operations.  Based on our evaluation of the relevant laws, we had originally determined that it was more likely than not that we would prevail on the position.  However, based on more recent positions taken by the French tax authorities, we no longer believe it is more likely than not that we will prevail.  Consequently, an additional liability for uncertain tax positions of approximately $2.3 was recorded for all periods which the position had been taken.  The additional liability impacted the effective tax rate for the nine months ended September 30, 2013, by 1.4%.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2013 and 2015, respectively, subject to potential extensions.  For the nine months ended September 30, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $5.2 ($0.07 per diluted share) and $2.7 ($0.04 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the nine months ended September 30, 2013, were $2,207.3 compared to $2,437.6 for the nine months ended September 30, 2012, a decrease of $230.3 or 9.4%.  The Company believes that the decrease in bookings is due to (1) delays in major projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  Backlog was $2,986.0 at September 30, 2013, compared to $3,111.0 at September 30, 2012.

Segment Analysis —  nine months ended September 30, 2013, compared to nine months ended September 30, 2012:

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2013		September 30, 2012		2012 to 2013	% Change
Revenues
New units	$1,136.3	51.5%	$902.6	47.7%	$233.7	25.9%
Aftermarket parts and services	1,069.3	48.5%	989.4	52.3%	79.9	8.1%
Total revenues	$2,205.6	100.0%	$1,892.0	100.0%	$313.6	16.6%
Gross profit
New units	$165.7		$141.4		$24.3	17.2%
Aftermarket parts and services	387.3		341.9		45.4	13.3%
Total gross profit	$553.0		$483.3		$69.7	14.4%
Income from operations
New units	$87.9		$68.6		$19.3	28.1%
Aftermarket parts and services	234.2		199.3		34.9	17.5%
Unallocated	(88.0)		(69.6)		(18.4)	26.4%
Total income from operations	$234.1		$198.3		$35.8	18.1%
Bookings
New units	$966.2		$1,266.7		$(300.5)	(23.7)%
Aftermarket parts and services	1,241.1		1,170.9		70.2	6.0%
Total bookings	$2,207.3		$2,437.6		$(230.3)	(9.4)%
Backlog - ending
New units	$2,224.8		$2,449.9		$(225.1)	(9.2)%
Aftermarket parts and services	761.2		661.1		100.1	15.1%
Total backlog	$2,986.0		$3,111.0		$(125.0)	(4.0)%

New Units

Revenues.  Revenues for this segment were $1,136.3 for the nine months ended September 30, 2013, compared to $902.6 for the nine months ended September 30, 2012, an increase of $233.7 or 25.9%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of large orders is more fully described in the Revenues caption in the section titled Three months ended September 30, 2013, compared to the three months ended September 30, 2012 of this Form 10-Q. Based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the nine months ended September 30, 2013, as a result of the timing issues discussed above.    Revenue and gross margin on extended scope projects, which are accounted for under the percentage of completion method of accounting, were $156.4 and $26.4, respectively, for the nine months ended September 30, 2013.

Gross profit.  Gross profit was $165.7 for the nine months ended September 30, 2013, compared to $141.4 for the nine months ended September 30, 2012.  Gross profit, as a percentage of segment revenues, was 14.6% for the nine months ended September 30, 2013, compared to 15.7% for the nine months ended September 30, 2012.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to a shift in mix during the period which was partially offset by operating leverage.

Income from operations.  Income from operations was $87.9 for the nine months ended September 30, 2013, compared to $68.6 for the nine months ended September 30, 2012.  As a percentage of segment revenues, income from operations was 7.7% for the nine months ended September 30, 2013, compared to 7.6% for the nine months ended September 30, 2012.  Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above, as well as a lower percentage of fixed cost allocations driven by the shift in mix.

Bookings and backlog.   New units bookings for the nine months ended September 30, 2013, were $966.2, compared to $1,266.7 for the nine months ended September 30, 2012.  The Company believes that the decrease in bookings is due to (1) delays in major projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  Backlog was $2,224.8 at September 30, 2013, compared to $2,449.9 at September 30, 2012.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $1,069.3 for the nine months ended September 30, 2013, compared to $989.4 for the nine months ended September 30, 2012, an increase of $79.9 or 8.1%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the nine months ended September 30, 2013, the Company has experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America, resulting in higher volumes.  Also, price increases contributed to higher revenues.  An adverse translation impact of foreign currency fluctuations of approximately $12.2, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Gross profit.  Gross profit was $387.3 for the nine months ended September 30, 2013, compared to $341.9 for the nine months ended September 30, 2012.  Gross profit as a percentage of segment revenues for the nine months ended September 30, 2013, of 36.2% increased from 34.6% for the nine months ended September 30, 2012.  Gross profit as a percentage of revenues increased principally due to mix and price increases.

Income from operations.  Income from operations was $234.2 for the nine months ended September 30, 2013, compared to $199.3 for the nine months ended September 30, 2012.  As a percentage of segment revenues, income from operations increased to 21.9% for the nine months ended September 30, 2013, from 20.1% for the nine months ended September 30, 2012.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.

Bookings and backlog.   Bookings for the nine months ended September 30, 2013, were $1,241.1, compared to $1,170.9 for the nine months ended September 30, 2012.  The increase is principally attributable to booking fifteen months of a large long-term service agreement to provide energy in Brazil in accordance with our bookings policy.  Backlog was $761.2 at September 30, 2013, compared to $661.1 at September 30, 2012.

Liquidity and Capital Resources

Current Liquidity

On September 30, 2013, the Company and its indirect, wholly-owned subsidiary, Guascor, entered into an amended and extended committed credit agreement (the “Amended Credit Facility”) with a syndicate of lenders.  The terms of the Amended Credit Facility are discussed in Note 10 of Item 1. Financial Statements (Unaudited), herein.

As of September 30, 2013, we had cash and cash equivalents of $174.4 and the ability to borrow $458.7 under the $1,167.6 revolving portion of our Amended Credit Facility, as $99.3 was used for outstanding letters of credit and $609.6 of borrowings was outstanding.  In addition to these letters of credit, $235.0 of letters of credit and bank guarantees were outstanding at September 30, 2013, which were issued by banks offering uncommitted lines of credit.  At September 30, 2013, we were in compliance with our debt covenants.

As of September 30, 2013, approximately $161.1 of our cash was held outside of the U.S.  Except for approximately $7.1 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of September 30, 2013, approximately $62.3 of our cash is not available for general corporate use in the U.S. because such earnings have been permanently reinvested in foreign countries or foreign markets. Except for the dividend of 2013 earnings declared by our Luxembourg subsidiary discussed in Note 9 of Item 1. Financial Statements (Unaudited), herein, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, except for the dividend of 2013 earnings declared by our Luxembourg subsidiary discussed in Note 9 of Item 1. Financial Statements (Unaudited), herein,  our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

Although there can be no assurances, based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash flow from operations, available cash and available borrowings under the Amended Credit Facility will be adequate to meet our working capital, capital expenditures, interest payments and other funding requirements for the next 12 months and our long-term future contractual obligations in the U.S. and in foreign countries.

Sources and Uses of Liquidity

Net cash used in operating activities for the nine months ended September 30, 2013, was $162.4, compared to net cash provided by operating activities of $49.3 for the nine months ended September 30, 2012. The increase in cash used in operations in the nine months ended September 30, 2013, is principally the result of increased investment in working capital.  Accounts receivable increased for the nine months ended September 30, 2013, as a result of an increased concentration of shipments to national oil company clients, who typically pay on slower terms, as well as an increase in costs and estimated earnings on uncompleted contracts related to contracts being recognized on the percentage of completion accounting method.  The increase in inventory is the result of building inventory for expected sales in the fourth quarter.   Accounts payable and accruals increased for the nine months ended September 30, 2013, as a result of incurring costs on the inventory projects; however, payment terms tend to be shorter than the collection times we are experiencing with the national oil company clients.  Lower customer advances are also attributable to a higher percentage of business with large national oil company clients.  In addition, we made $17.3 of minimum required pension contributions in the nine months ended September 30, 2013, compared to $19.0 in the nine months ended September 30, 2012, in accordance with our funding policy.

Net cash used in investing activities was $61.6 for the nine months ended September 30, 2013, compared to $104.9 for the nine months ended September 30, 2012.   Capital expenditures increased to $56.3 for the nine months ended September 30, 2013, from $48.9 for the nine months ended September 30, 2012.    On June 28, 2013, the Company made a $5.0 investment in Bethel Holdco, LLC (“Bethel”), which is constructing a compressed air energy storage facility in Texas.  Cash used in investing activities for the nine months ended September 30, 2012, includes $48.8 related to the acquisition of Synchrony (net of cash acquired).  The investment in Bethel and the acquisition of Synchrony are discussed more fully in Note 3, of Item 1. Financial Statements (Unaudited), herein.

Net cash provided by financing activities was $288.4 for the nine months ended September 30, 2013, compared to $77.5 for the nine months ended September 30, 2012.  Included in net cash provided by financing activities for the nine months ended September 30, 2013, are $1,445.6 of borrowings to fund operating cash flows and $1,161.8 of repayments on the Company’s prior credit facility and the Amended Credit Facility.  Additional borrowings on the Amended Credit Facility during the nine months ended September 30, 2013, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $12.3 at September 30, 2013, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of September 30, 2013.  Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

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

Multiple-element arrangements

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

Percentage of completion

Near the end of 2012 and during 2013, we entered into certain contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales arrangements. Revenue from these contracts is recognized as contract performance progresses using the percentage of completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total labor cost and labor converted material cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable claims and change orders included in revenue. Progress is generally based upon a labor dollars approach but we also use alternative methods including cost to cost, depending on the type of arrangement.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders and percentage of completion at the project level. The recording of profits and losses on contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss. Our contracts often contain provisions for liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled timeline. We generally include an estimate of liquidated damages as a reduction of revenue when it is deemed probable that they will be paid. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage of completion for the contract.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the euro, and to a lesser extent, the Brazilian real, the Indian rupee, the Norwegian krone and the British pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  An adverse hypothetical 1% change in the exchange rates for the three months ended September 30, 2013, would impact revenues and operating income by approximately $3.2 and $0.5, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency (losses) gains were $(2.7) and $(7.3) for the three and nine months ended September 30, 2013, respectively, compared to $0.5 and $(0.4) for the three and nine months ended September 30, 2012, respectively.  The Venezuelan government has devalued the bolivar a number of times, including a recent devaluation on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.6 for the nine months ended September 30, 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. ― OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The disclosures required in this Item 1 are included in Note 13, Commitments and Contingencies ― Legal Proceedings, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 2013	-		$-	-	$-
August 2013	1,087	(a)	$62.25	-	$-
September 2013	-		$-	-	$-
Total	1,087			-	$-

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
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

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed August 9, 2013, File No. 001-32586).
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

(10.1)

Amended and Restated Credit Agreement, dated as of September 30, 2013, among Dresser-Rand Group Inc., Grupo Guascor, S.L., the syndicate of lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as European administrative agent, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branch, DNB Bank ASA, New York Branch, Sovereign Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Manager.

(10.2)&	Multi-Location Assignment Tax Guidelines.
(10.3)&	Third Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated August 8, 2013.
(10.4)&	Third Amendment to Dresser-Rand Group Inc. 2008 Stock Incentive Plan, dated August 8, 2013.
(10.5)& (10.6)&

Plan Red Relocation Policy (applicable to relocation within the U.S. and Canada by named executive officers).

Transfer and Relocation Letter Agreement, effective September 1, 2013, by and between Gustavo Nechar and Dresser-Rand Company.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(101)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

____________

&   Management contract.

(  ) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: October 31, 2013	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer