Form 10-K
period 2013-12-31
Dresser-Rand Group Inc.
filed 2014-03-14
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $59.98 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,471,977,324.

The number of shares of common stock, $.01 par value, outstanding as of March 10, 2014, was 76,476,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III.

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

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. Our equipment and service solutions are also used in energy infrastructure, including oil and gas, environmental solutions and power generation.

Our products and services are widely used in oil and gas applications that include hydrogen recycle, make-up, wet gas and other applications for the refining industry; cracked gas, propylene and ethylene compression for petrochemical facilities; ammonia syngas, refrigeration, and carbon dioxide compression for fertilizer production; a number of compression duties for chemical plants; gas gathering, export, lift and re-injection of natural gas or carbon dioxide (“CO2”) to meet regulatory requirements or for enhanced oil recovery in the upstream market; gas processing, main refrigeration compression and a variety of other duties required in the production of liquefied natural gas (“LNG”); gas processing duties, storage and pipeline transmission compression for the midstream market; synthetic fuels; and steam or gas turbine mechanical drives or power generation packages for floating production, storage and offloading (“FPSO”) vessels and offshore platforms, as well as for a variety of compression and pumping applications in various segments of the oil and gas market. We are also a supplier of diesel and gas engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies.

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve. These applications use renewable energy sources, reduce carbon footprint, recover energy and/or increase energy efficiency. These products include, among others, compression technologies for carbon capture and sequestration (“CCS”); hot gas turbo-expanders for energy recovery in refineries and certain chemical facilities; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farm waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. A CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. These applications are environmentally-friendly and provide unique response features for grid management. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway, Brazil and India.

In addition to our products and services, we provide complete, turnkey compression and power generation solutions to our clients in the oil, gas and environmental markets we serve.  These solutions typically incorporate one or more of our products and services into the compression or power generation facility, which may include process equipment, such as coolers, vessels, gas dehydration systems, process and utility piping and valves, process instrumentation, transformers and switch gears, and facility controls, as well as civil works and structures.  We manage the complete project, including engineering, project controls, procurement, construction, installation, commissioning and start-up of the facility.

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries through our 73 sales offices, 49 service and support centers, including six engineering and research and development centers, and 14 manufacturing locations. Our clients include, among others, ADNOC, BP, Bumi Armada, Chevron, CNOOC, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon, MODEC, ONGC, PDVSA, Pemex, Petrobras, PetroChina, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Talisman and Total.

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise, project management capabilities and a culture of safety (which we believe to be industry-leading) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach built on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are a preferred supplier of equipment and aftermarket parts and services to a client. Our alliances and frame agreements enable us to:

•  lower clients’ total cost of ownership and improve equipment performance;

•  lower both our clients’ and our transaction costs;

•develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients; and

•provide access to the entire organization, which enhances communications.

The markets in which we operate are large and fragmented. We estimate that in 2013, the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $18 billion for critical applications in the oil, gas, chemical, petrochemical, process, power, military and other industries worldwide, as well as the environmental market space within energy infrastructure. The aftermarket parts and services needs of the installed base of turbo products, reciprocating compressors and steam turbines (both in-house and outsourced) was estimated at approximately $11 billion. In addition, we have aftermarket repair capability for gas turbines, an estimated market size of approximately $4 billion.

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

•the increase in demand for natural gas, which is driving growth in gas production, processing, storage and transmission infrastructure;

•  regulatory and environmental initiatives, including clean fuel legislation, flaring regulations and stricter emissions controls worldwide;

•  the interest in and government support for renewable energy sources such as wind, solar and wave, as well as environmentally focused solutions such as CHP, biomass, CAES and CCS;

•  the aging installed base of equipment, which is increasing demand for aftermarket parts and services, revamps and upgrades; and

•  the increased outsourcing of equipment maintenance and operations.

Business Strategy

In 2013, approximately 98% of our revenues were generated from energy infrastructure (oil, gas and environmental solutions). Additionally, 50% of our total combined revenues were generated by our new units segment and 50% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream oil and gas markets, as well as the emerging alternative energy and environmental services markets with our rotating equipment products, services and solutions. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these energy infrastructure markets.

Our new units segment, which is tied to energy infrastructure investments, is cyclical by nature. Our flexible manufacturing model, which fundamentally is our ability to flex our manufacturing capacity using our supply chain, minimizes the impact of cycles on our profitability. Our flexible manufacturing model allows us to accomplish the same amount of manufacturing in less space, by using our suppliers to flex our capacity up or down to address our manufacturing requirements. In periods of slowing demand, we reduce the amount of work outsourced and/or subcontracted to third-party suppliers, which enables us to reduce the effect on our operating margins.

Another important aspect of our business model is that our aftermarket parts and services segment is much less sensitive to business cycles than our new units segment. Our equipment is typically mission critical to the operating assets of our end user clients. Those assets run continuously and, therefore, generally require parts and servicing regardless of changes in economic activity, new equipment cycles or commodity prices. In 2013, this segment of our business represented approximately 71% of the Company’s income from operations, excluding unallocated net expenses and the impact of the fixed asset impairment of our cogeneration facilities of $40.0, discussed in Note 25 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules.  Revenues of the aftermarket segment have grown at about an 11% compounded annual rate over the last ten years.

Two other important characteristics of our business model are our strong value proposition and our relatively low capital intensity. Our value proposition is based on our clients’ estimated total cost of ownership, which comprises selecting, purchasing, installing, bringing on-line, operating and maintaining our supplied long-lived equipment. For example, we developed an innovative compression solution for an application in the Pre-Salt fields offshore Brazil that made it possible for the client to eliminate multiple, high pressure CO2 pumping systems and separate high pressure injection manifolds.  This innovative solution was possible due to our centrifugal compressor technology. Our technology also increases the reliability of the complete system and reduces operating costs as there are fewer machines to operate and maintain because our equipment is often the highest efficiency solution for client applications. This class of equipment may run for 30 years or more. Over the life cycle of that equipment, the more efficient the equipment, the less energy it consumes to operate and the less CO2 and other emissions emanate from the equipment driving our machines. Our equipment has design features that allow for ease of maintenance, which increases production over the equipment’s service life. Accordingly, there is a quantifiable value proposition associated with what we build.

We have historically demonstrated the ability to run our business on an ongoing basis with relatively low levels of internally measured net working capital (defined as accounts receivable, inventories net of progress payments, and prepaid expenses less accounts payable and accruals and customer advances) and capital expenditures. For example, the average net working capital and capital expenditures were approximately 12.4% and 2.6%, respectively, of total revenues in the three year period ended December 31, 2013. For 2014, we expect our capital expenditures to be approximately 3% to 4% of total revenues. As a result of a change in client mix to a higher weighting of those national oil companies that typically require higher levels of net working capital, our more recent percentage of net working capital to revenue has been increasing, reaching up to 20% of revenue in certain periods.  The client mix going forward will largely influence our future level of net working capital employed.

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

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand Equipment in our Class. We believe the aftermarket parts and services market for non-Dresser-Rand equipment in our class represents a significant growth opportunity that we continue to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive and on-going investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ supplied equipment. With the largest global network of full-capability service centers and field service support for our class of equipment, we are often in a position to provide quick response to clients and to offer local service. We believe these, along with our world class field service safety performance, are important service differentiators for our clients. By using intelligence gathered on the installed base of our competitors’ equipment, we intend to capitalize on our knowledge, our broad network of service centers, our leading technology and our existing relationships with most major industry participants to grow our aftermarket parts and services solutions for such non-Dresser-Rand equipment. We are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered.

Grow Alliances. As a result of the need to improve their competitiveness in a global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service and technology providers that can help them optimize asset performance over the entire service life of their equipment. We continue to see a high level of interest among our clients in seeking alliances and/or frame agreements with us, and we have entered into agreements with more than 50 of our clients. We plan to leverage our market and technology leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing ones. We currently are the only alliance partner for compressors with Marathon. In addition to our alliance agreements, we are a preferred supplier to other clients, including BP, Chevron, ConocoPhillips, Denbury Resources, ExxonMobil, Fluor, Gaelectric, Kinder Morgan, LyondellBasell, TransCanada, PDVSA, Pemex, Petrobras, Phillips 66, Praxair, Repsol, Saudi Aramco, Statoil and Valero.

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

Introduce New and Innovative Products and Technologies. We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues from both new units sales and upgrades to the installed base of equipment manufactured by us and other OEMs. Many of our products utilize innovative technology that lowers operating costs and increases reliability and performance. Examples of such technology offerings include the DATUM® compressor platform, dry-gas seals, hydrodynamic and magnetic bearings and the ‘only-in-class’ integrated compression system (“ICS”) which incorporates a new generation of liquid / gas separation technology (a rotary separator) inside the compressor casing located directly before the first stage of compression. We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found below under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which could further open up new markets to us. Under our Guascor® engine product line, we have developed, and continue to develop, gas engines that operate on a wide range of fuels from natural gas (industrial and domestic quality natural gas) to different types of methane based gases, such as flare gas (associated gas), a variety of bio-gas types (landfill, sewage and biomethanization) and propane, syngas and dual fuel engines (running on diesel and natural gas).

Improve Profitability. We continually seek to improve our financial and operating performance through operational excellence initiatives, cost manufacturing footprint optimization and productivity improvements. Process efficiencies, cycle time reductions and cost improvements are being driven by greater worldwide collaboration across Dresser-Rand locations. We have Process Innovation teams removing waste using advanced lean manufacturing methodologies such as value stream mapping. A large portion of our finished products comes from purchased materials and we are extending our process innovation and lean methodologies to remove waste from our supply chain. We are focused on continuing to improve our cost position across our business, and we continue to believe there is substantial opportunity to further increase our productivity and reduce costs.

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

1)New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, project management, packaging, testing, sales and administrative support.

2)Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, project management, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

The following charts show the proportion of our revenue generated by segment, destination and end market for the year ended December 31, 2013:

Revenues in the United States were approximately 28% of total revenues for the year ended December 31, 2013. Segment and destination revenues and related financial information for 2013, 2012, and 2011 can be found in Note 22 to the consolidated financial statements in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

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

Dresser-Rand Major Product Categories

End Markets
	Maximum	Up	Mid	Down	Petro
Product	Performance	Stream	Stream	Stream	Chemical	Chemical	Industrial	Power	Environmental
Turbo Products
Centrifugal Compressors	up to 500k CFM	√	√	√	√	√	√	√	√
Gas Turbines & Power Turbines	up to 50+ MW	√	√	√	√	√	√	√	√
Power Recovery Expanders	up to 1600 °F			√	√			√	√
Reciprocating Compressors
Process	up to 45k HP	√	√	√	√	√	√		√
Separable	up to 11k HP,	√	√	√					√
7500 psig
Steam Turbines	up to 85 MW	√	√	√	√	√	√	√	√
Engines	up to 1.5 MW	√	√	√	√	√	√	√	√

Turbo Products. We are a leading supplier of turbo machinery for the energy infrastructure markets worldwide. Turbo products sales represented 74.8%, 58.1%, and 47.0% of our total new unit revenues for the fiscal years ended 2013, 2012, and 2011, respectively. Centrifugal compressors utilize turbo machinery technology that employs a series of graduated impellers to increase pressure dynamically. Generally, these centrifugal compressors are used to move a variety of gases through gas processing, refining, and petrochemical facilities; gather gas in oil and gas fields; export gas from main gathering or processing facilities; move gas in pipelines from production to processing, distribution and/or consumption centers; re-inject natural gases into petroleum fields to maintain or increase reservoir pressure and aid production or increase petroleum recovery; or re-inject CO2 to meet regulatory requirements or enhance recovery. Applications for our turbo products include gas gathering, lift, export and injection; CO2 compression for enhanced oil recovery; storage and transmission; synthetic fuels; ethylene and fertilizer production; refineries and chemical production; CCS and CAES.

Our proprietary DATUM® product line incorporates enhanced engineering features that provide significant operating and maintenance benefits for our clients. The DATUM® product line is a comprehensive line of radial and axial split centrifugal compressors, with modular and scalable construction, for flows up to 700,000 cubic feet per minute (“cfm”) (330 m3/s), and discharge pressures that can range from near atmospheric to 15,000 pounds per square inch gauge (1,000 barg). In some applications, a single DATUM® compressor can develop greater pressure ratios per frame size than a comparable existing competitor product offering, resulting in the capability to handle the same pressure ratio with fewer compressor casings. The DATUM® product line also offers improved rotor stability characteristics. DATUM® compressors are available in 15 frame sizes. In addition to the DATUM® centrifugal compressor line, other turbo products we manufacture include a line of axial flow compressors, legacy centrifugal compressors, warm-gas expanders and hot-gas expanders.

In addition, we offer a variety of gas and power turbines covering a power range from approximately 1.5 megawatts (“MW”) to more than 50 MW, which support driver needs for various centrifugal compressor product lines, as well as for power generation applications. We also offer control systems for our centrifugal compressors that include our proprietary EnvisionTM Condition Monitoring Software.

Reciprocating Compressors. We are a leading supplier of reciprocating compressors, offering products ranging from medium to high-speed separable units driven by engines or electric motors, to large, slow speed motor driven process reciprocating compressors. Reciprocating compressor product sales represented 11.1%, 18.0%, and 22.8% of our total new unit revenues for the fiscal years ended 2013, 2012, and 2011, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase gas pressure. Typically, reciprocating compressors are used in lower volume/higher pressure ratio applications, and are complementary to our DATUM® compressor product line. We offer 11 models of process reciprocating compressors, with power capability up to 45,000 horsepower (33.6 MW), and pressures ranging from vacuum to 60,000 psig (4,140 barg). We offer seven models of medium- to high-speed reciprocating compressors, with power ratings over 11,000 horsepower (8.2 MW). Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, LNG and natural gas liquids (“NGL”); midstream services (gas transport, storage, fuel gas and CO2 injection) and downstream processing (gas-to-liquids (GTL), hydrogen (H2) production, various other refining applications, cool gas, methanol and ethylene, ammonia (NH3), nitric acid and urea). We also offer control systems for our reciprocating compressors.

Steam Turbines. We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 10.1%, 17.7%, and 19.0% of our total new unit revenues for the fiscal years ended 2013, 2012, and 2011, respectively. Steam turbines use steam from power plant or process facilities or renewable or waste energy sources, and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered-to-order multi-stage steam turbines. Our steam turbine models cover a power range from a few kilowatts up to 85MW, are available for high inlet steam pressure and temperature conditions, with or without induction and/or extraction sections and in condensing or back-pressure designs. These units are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas (upstream mechanical drives in auxiliary systems; power generation in FPSO vessels; mechanical drive and power generation in refining and petrochemical applications); chemicals; biomass; CHP, pulp and paper; metals; industrial power production and utilities; sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion and other ship services. We also offer steam turbine protection valves that are part of the overall rotating equipment protection system and include trip, trip throttle and non-return valves.

Engines. We are a leading supplier of diesel, gas and dual fuel internal combustion reciprocating engines. Engine sales represented approximately 3.7%, 4.8% and 9.8% of our total new unit revenues for the fiscal years ended 2013, 2012, and

2011, respectively. Our Guascor® engines cover a power range of up to 1.5 MW. Guascor® engines are used in 1) industrial applications and power generation, 2) marine propulsion and auxiliary generation, and 3) environmental solutions, CHP and bioenergy (waste water treatment plant, landfill and biogas generation).

New Product Development

We believe clients will continue to choose their key suppliers based upon capability to custom engineer, manufacture and deliver cost-effective, reliable, high-performance products, and in the shortest cycle time as they seek to achieve the lowest total cost of ownership possible.  We also believe the capability to provide timely, locally based service and support is very important to our clients given the complexity of highly engineered machinery and the production associated with it. New product and technology development is a fundamental part of our value proposition and we believe that we are one of the industry leaders in introducing new, value-added products and technologies. Our investment in research and development also includes a continued commitment to attract and retain a globally based staff of innovative technical experts who are recognized within the industry, while building a partner network that includes several leading universities around the world.

We have delivered numerous products and technologies that contribute to aftermarket parts and services growth, as well as design and process improvements that increase profitability. We continue to invest in the advancement of core technologies that include improving our DATUM® compressor and steam turbine product line efficiency; reciprocating compressor power and rod load ratings as well as new technologies that will ensure our long-term industry leadership and maintain our reputation for high quality, reliable solutions. Our continuing investment in the development of supersonic compression provides an opportunity to commercialize a breakthrough technology that could significantly reduce the footprint, weight and total cost of ownership of Dresser-Rand compression technologies.

We are also making incremental research and development investments that support our growth strategies for environmental solutions that include solutions such as waste-to-energy, combined heat and power and ocean wave energy, as well as our proven energy storage solutions for alternative energy power generation via Compressed Air Energy Storage (“SMARTCAES™”). Echogen Power Systems, LLC (“Echogen”), in which we have invested, is developing and commercializing power generation systems that harness waste heat for power and cooling applications.

Another key new product is the DATUM® ICS which uses high-efficiency DATUM® centrifugal compressor technology driven by a high-speed, close-coupled oil-free electric motor, including integrated gas-liquid separation technology, packaged with process coolers in a single module. This solution provides a complete compression system that can be applied to upstream, midstream and downstream markets and is part of our technology roadmap to subsea compression. This ‘only-in-class’ gas-liquid separation and compression technology can also be applied to and used in compressors driven by steam or gas turbines, or conventional electric motors. We believe our ICS based joint research and development program with Statoil (NYSE: STO) will lead to an improved value proposition for the ‘only-in-class’ ICS, and will help accelerate the broad market acceptance of the technology for both topside and subsea applications.

In 2013, we shipped our 1,000th DATUM® as part of an order for an offshore production platform, which is of particular strategic interest because it is reflective of the growing interest in the technology underpinning our “only-in-class” ICS technology platform. A major national oil company ordered two single lift gas compression modules for an offshore platform. Each module will have our VECTRA® gas turbine, driving a two casing compressor train in addition to all the process equipment required to deliver the gas flows at the required export pressure. These trains will include DATUM® I compressors rated at approximately 18 MW, but are capable of transmitting the full power of the gas turbine of approximately 27 MW on-site. The advantage of DATUM® I’s proprietary design is accomplishing gas-liquid separation and compression in the same device, making the machine more compact and reliable than competitor offerings.

We have the capability to provide CAES projects to meet specific grid scale requirements.  In 2013, we received an order for a SMARTCAES™ compressed air energy storage system and also entered into a strategic alliance with Gaeletric for the development of European CAES projects.

In 2013, we developed and demonstrated LNGoTM, which is a small-scale, distributed skid-mounted modular, and mobile LNG production technology that serves a new market opportunity, which we expect to grow with our legacy products, as well as our newly introduced MOSTM reciprocating compressor and our Guascor® engine line. The control system is provided by our Enginuity business unit.  We now have the capability to provide liquefaction machines for LNG projects for small-scale, distributed LNG plants (quantities from 5,000 gallons per day to 30,000 gallons per day).

In 2013, we delivered the first reciprocating compressors from our newly launched MOSTM product line. This new separable compressor currently has the highest-in-class rated rod load and horsepower per throw capabilities, widest-in-

class speed range, and most-in-class stroke capability. The MOSTM product line targets the upstream oil and gas markets and is part of our newly developed LNGoTM small-scale LNG production technology.

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

In January 2012, we acquired Synchrony Inc. (“Synchrony”), a technology development company with a portfolio of world-class technologies and products including active magnetic bearings, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery. Several years ago we identified the strategic importance of being able to offer oil-free solutions in high speed rotating equipment applications, which can be accomplished through the application of magnetic bearing technology. The overall value proposition for eliminating auxiliary oil systems centers around three principles: a) reduced footprint and weight in platform and FPSO applications generate overall capital expenditure savings in the construction phase, b) oil-lubricated bearings in subsea applications are neither practical nor reliable, and c) lubrication oil in compressor and steam turbine applications in general needs to be reconditioned and ultimately discarded as it is mixed with process gas or steam, thus making it environmentally unfriendly. We believe that the seamless integration of this capability into our product development process will provide us with the ability to continuously improve our overall equipment designs.

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

Upgrade services are offered on all of our lines of rotating equipment, either in conjunction with revamps or on a stand-alone basis. Upgrades are offered to provide the latest applicable technology components for the equipment to improve durability, reliability, and/or availability. Typical upgrades include replacement of components such as governors, bearings, seals, pistons and electronic control devices and retrofitting of existing lubrication, sealing and control systems with newer technology.

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

We believe we have the largest installed base of the classes of equipment we manufacture and the largest associated aftermarket parts and services business in the industry. Many of the units we manufacture are unique and highly engineered, and servicing these units requires knowledge of their design and performance characteristics. We estimate that we currently provide approximately 58% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines and less than 5% of the supplier provided aftermarket parts and services needs of these same classes of equipment of other manufacturers. We focus on a global offering of technologically advanced aftermarket products and services, and, as a result, our aftermarket activities tend to be concentrated on the provision of higher value-added parts and upgrades and the delivery of sophisticated operating, repair and overhaul services. Small independent companies tend to focus on local markets and have a more basic aftermarket offering.

A significant portion of our installed base is serviced in-house by our clients. However, we believe there is an increasing trend for clients to outsource this activity, driven by declining in-house expertise, cost efficiency and the superior service levels and operating performance offered by OEM service providers. We believe the steady demand for aftermarket parts and services from our installed base represents a stable source of recurring revenues and cash flow. Moreover, with our value-based solutions strategy, we have a demonstrated track record of growth in this segment as a result of our focus on expanding our service offerings into new areas, including servicing other OEMs’ installed base of equipment, developing new technology upgrades, increasing our penetration of higher value-added services to our own installed base and extending our served markets through acquisitions in contiguous markets, such as gas and diesel engine repair, gas turbine repair, steam turbine trip and throttle valves, foundation repair and emission control technologies for integral gas engines.

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

We are committed to providing our clients with the highest quality products and services, and are continuously striving for improved quality and efficiency of both our products and our processes. Our worldwide process innovation team works to improve quality, on-time delivery, cycle time and profitability. The team uses a number of continuous improvement tools such as Six Sigma, lean methodologies, value analysis/value engineering and total quality management. The team teaches employees how to apply value-creation and change management methodologies to their areas of responsibility, and to take ownership of process improvement. The lean philosophy and quality improvement principles are continually being encouraged and expanded throughout our Company in a structured fashion using a variety of tools. Since mid-2008, approximately 20,900 courses and workshops have been completed, and over 3,800 employees have completed at least one on-line lean course. From management to machine tool operators, our employees have an understanding of these quality and lean practices. Employees apply this knowledge in their daily activities to continuously improve the efficiency of our operations and service centers, thus providing our clients with faster and improved configured solutions, shorter response times, and improved cycle times.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners and exploration and production companies, multinational engineering, procurement and construction companies (“EPC”), petrochemical companies, the United States government and other businesses operating in certain process industries. Our clients include, among others, ADNOC, BP, Bumi Armada, Chevron, CNOOC, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon, MODEC, ONGC, PDVSA, Pemex, Petrobras, PetroChina, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Talisman and Total. In 2013, 2012 and 2011, no one customer comprised more than 10% of either segment or consolidated net revenues.

We believe our business model aligns us with our clients who are shifting from purchasing isolated units and services on an individual transactional basis to choosing service providers that can help optimize performance over the entire life cycle of their equipment. We are responding to this demand through an alliance-based approach. An alliance can encompass the provision of new units and/or parts and services, whereby we offer our clients a dedicated, experienced team, streamlined engineering and procurement processes, and a life cycle approach to selecting, procuring, installing, bringing on-line, operating and maintaining their equipment. Pursuant to the terms of an alliance agreement, we may become the client’s exclusive or preferred supplier of rotating equipment and aftermarket parts and services, which gives us an advantage in obtaining new business from that client. Our client alliance agreements include frame agreements, preferred supplier agreements and blanket purchasing agreements. These alliance agreements are broad form agreements for supply of products and/or services and are generally terminable upon reasonable notice without penalty by either party.

Competition

We encounter competition in all areas of our business. We compete against products manufactured by competitors globally. The principal methods of competition in these markets relate to price, product performance and quality, product technology, client service, product lead times, global reach, brand reputation, breadth of product line, and quality of aftermarket service and support. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients are barriers to entry for potential new market entrants. Some of our existing competitors have greater financial and other resources than we do.

Over the last 25 years, the number of major competitors has declined by at least half in each of our principal product lines. Our larger competitors in the new unit segment of the turbo compressor industry include GE Oil & Gas, Solar Turbines, Inc., MAN Diesel & Turbo, Siemens, Rolls-Royce Energy, Elliott Company and Mitsubishi Heavy Industries; in the reciprocating compressor industry include GE Oil & Gas, Burckhardt Compression, Neuman & Esser Group, Ariel Corp., Howden Thomassen Compressors BV and Mitsui & Co., Ltd.; in the steam turbine industry include Siemens, Elliott Company, GE Oil & Gas, Mitsubishi Heavy Industries and Shin Nippon Machinery Co. Ltd.; and in the engine industry include GE/Jenbacher and Waukesha, Caterpillar and Cummins.

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

Research and Development

Our research and development expenses were $38.8 million, $30.4 million, and $27.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Certain development expenses are incurred in connection with specific orders and are not shown as research and development expenses in our Consolidated Statement of Income, but instead are included in cost of sales. We have also acquired technologies through strategic acquisitions such as Synchrony, or through our investments in Ramgen Power Systems, LLC (“Ramgen”) and Echogen and through our agreements with ES&P and Expansion Energy LLC. We invest in research and development each year in order to maintain our product and services leadership positions. We have developed many technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in many of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance, significant cost savings and lower environmental impacts. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2013, we had approximately 8,100 employees worldwide, with approximately 54% located in the United States. Approximately 31% of our employees in the United States are covered by collective bargaining agreements. Additionally, approximately 48% of our employees outside of the United States belong to industry or national labor unions.

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

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed. Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract offer while contract negotiations with the IUE continued in 2008 and 2009. In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement was renegotiated in 2013 and extended to March 2016.

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike. The trial of this matter took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, New York, during the summer of 2009. On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others. The Company timely appealed the ALJ’s rulings against the Company to the NLRB in Washington, D.C. On August 6, 2012, the NLRB affirmed the ALJ’s rulings. The Company timely appealed the matter to the U.S. Fifth Circuit Court of Appeals, which stayed the proceedings in July 2013 pending a ruling by the U.S. Supreme Court on a constitutional issue in an unrelated case, that is also in controversy in the Company’s appeal. The Company continues to believe it complied with the law and that it will ultimately prevail with respect to these ULP allegations. The litigation process, including further appeals, could reasonably take one to two years to resolve with finality.

Other Labor Relations Matters

Our operations in the following locations have individuals under collective bargaining agreements and/or are unionized: Olean, Painted Post and Wellsville, N.Y.; Burlington, Iowa; Le Havre, France; Peterborough, UK; Naroda, India; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; and Kongsberg, Norway. Further, certain of our employees in Brazil are subject to regional collective agreements. A collective bargaining agreement will expire at our Olean, N.Y. facility in June 2014. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Although we believe that our relations with our represented employees are good, we cannot assure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

As part of its due diligence procedures leading up to the acquisition of Grupo Guascor, S.L. (“Guascor”), the Company identified a potential environmental liability associated with subsurface contamination at a facility in Spain. The Company is undertaking environmental site investigation work to characterize the subsurface contamination and develop the plans for the appropriate remedial actions to be taken. The Company does not expect that the environmental costs associated with the site investigation work and any future remediation actions will have a material adverse effect on the Company, and such costs are subject to indemnification by the sellers of Guascor under the share purchase agreement entered into between the Company, Guascor and the stockholders of Guascor, which provides that the sellers of Guascor will remain responsible for Guascor’s environmental liabilities that existed as of the May 4, 2011, closing date, and for which claims are asserted prior to May 4, 2014.

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

The timing and magnitude of these changes are uncertain. We have positioned and continue to position ourselves to provide solutions for our clients. Today, we produce equipment for oil production, refining, petrochemical, LNG, pipelines and an array of other applications that, if this legislation were to be enacted or regulations promulgated, could slow investment by the clients that use our equipment. However, our products have applications regardless of the energy source; for instance, our high-speed rotating equipment can be used for the sequestration of CO2 as coal-fired power plants seek to reduce greenhouse gas emissions, in connection with the use of steam from plants now burning biomass to create electricity, as a means to create the bulk energy storage needed to more economically utilize wind and solar energy, in solar-thermal applications or, conceivably, to harness power from waves. While potential climate change regulation presents business risk, it also presents business opportunities for us.

In Italy, we operate several photovoltaic facilities and provide energy to the grid. The tariff structures are regulated by the Italian government and may change from time to time.

We provide energy generating services in certain remote locations in Brazil with tariffs reflecting the remote nature of the locations and demand levels under the “Luz para Todos” (Light For Everyone) program initiated by the Brazilian government. In the future, the Brazilian grid may reach certain locations where we provide energy, or the government may reduce the tariffs upon renewal of the contracts or change the regulations.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret protections, license agreements, and employee and third-party nondisclosure / confidentiality agreements to protect our intellectual property. We sell our products and provide services under a number of trademarks and service marks, which we believe are widely recognized in the industry.

Except for our Company’s name and principal trademark “Dresser-Rand,” no single patent, trademark or trade name is currently material to our business as a whole. We anticipate that we will apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our patented technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may also face claims that our products, services, or operations infringe patents or misappropriate other intellectual property rights of others.

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

Our Company’s name and principal trademark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc. and now a wholly-owned subsidiary of General Electric Company. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to maintain our brand identity could be negatively affected.

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

We have adopted a Code of Conduct that applies to all employees, executive officers and directors and a Code of Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers. The Code of Conduct, which serves as our “Code of Business Conduct and Ethics” as required by Section 303A.10 of the New York Stock Exchange Listed Company Manual, and the Code of Ethics for the CEO and Senior Financial Officers, which serves as our “Code of Ethics” under Item 406 of Regulation S-K, are posted on our website, www.dresser-rand.com, and are available in print upon written request by any stockholder at no cost. The request should be submitted to Dresser-Rand Group Inc., c/o General Counsel, 112 Avenue Kleber, 75784 Cedex 16 Paris, France, or West8 Tower, Suite 1000, 10205 Westheimer Rd., Houston, Texas, 77042.

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

We intend to finance our operations and initiatives with existing cash, cash from operations, and borrowings under our senior secured credit facility (“Amended Credit Facility”) and other financing alternatives, if necessary. Adverse national and international economic conditions may affect our ability to fully draw upon our Amended Credit Facility and we may not be able to obtain financing at competitive pricing and terms. Further, while we believe our present liquidity is adequate for our current plans, deterioration in the credit markets or prolonged tightening of credit availability could adversely affect the ability of our clients to pay us or the ability of our suppliers to meet our needs or do so competitively, which could affect our results of operations, liquidity and cash flows.

Our operating results and cash flows could be harmed because of industry downturns.

Conditions in the oil and gas industry, which affect the majority of our revenue, are highly cyclical and subject to factors beyond our control. The businesses of most of our clients, particularly oil, gas and petrochemical companies, are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile commodity prices, and our clients in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. Demand for our new units and, to a lesser extent, aftermarket parts and services is driven by a combination of long-term and cyclical trends, including increased outsourcing of services, maturing oil and gas fields, the development of technologies enabling the production of oil and gas from shale reservoirs, the aging of the worldwide installed base of equipment, gas market growth and the construction of new energy infrastructure, and regulatory factors. In addition, the growth of new unit sales is generally linked to the growth of oil and gas consumption in markets in which we operate. Moreover, new unit bookings can be highly variable due to volatile market conditions, subjectivity clients exercise in placing orders and timing of large orders.

Historically, there have been periods of volatility in the price of oil and gas. For example, prices increased to historic highs in July 2008 followed by a significant decline through February 2009. These price declines reduced demand for our new units and, to a lesser extent, for our aftermarket parts and services, from the levels experienced during 2008; and our new unit bookings in 2009 declined 49.1% compared with 2008.

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

We estimate that we currently provide approximately 58% of the supplier-provided aftermarket parts and services needs of our own manufactured turbo products, reciprocating compressors and steam turbines, and less than 5% of the aftermarket parts and services needs of these same classes of equipment of other manufacturers. The successful implementation of our strategy depends on our ability to provide aftermarket parts and services to both our own and our competitors’ installed base of equipment, to develop and maintain our alliance relationships and to maintain competitive costs. Our ability to successfully implement our aftermarket business strategy also depends to a large extent on the success of our competitors in servicing the aftermarket parts and services needs of our clients, the willingness of clients to outsource their service needs to us and general economic conditions. In addition, our ability to implement and execute our localization initiatives, globalize our gas turbine repair business, make strategic acquisitions, reduce costs and cycle times, execute large, complicated extended scope projects and enter into service contracts and new alliance agreements with national oil companies in developing countries will impact the success of our business strategy. We cannot assure you that we will succeed in implementing our strategy.

Our reliance on third-party subcontractors and suppliers may cause delays in shipments and result in significant revenue and profit deferrals.

We rely on other companies, including third-party subcontractors and suppliers, to provide and produce conforming raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays, quality issues or other performance problems, we may be unable to meet timely our commitments to our clients or we may incur additional costs to do so. For example, in our new units segment, we rely on third-party suppliers for certain major pieces of equipment that are integrated into our compression packages. These finished goods are commonly referred to as “major buyouts,” such as large gas turbines or motors that drive our compressors. Our reliance on third-party suppliers for this equipment exposes us to the equipment made available, bundling commercial propositions and to delays resulting from a supplier’s failure to deliver the equipment in a sufficiently timely manner to enable us to meet our commitments to our clients and to price risk.

In addition, in some instances, we may have one, or a very limited number of, sources of supply for a particular material or component.  Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control or as a result of performance problems or financial difficulties, or due to limited access to certain products we incorporate in our own offerings as a result of consolidation in our industry, could have a material adverse effect on our ability to meet timely our commitments to our clients or increase our operating costs, or our ability to offer our solutions to the market.

Any delays in the delivery of necessary materials or components may delay our own deliveries of our products to our clients until subsequent quarterly or annual periods, resulting in deferral of revenue and profit recognition to those future periods.  In certain instances, the deferred revenue and profit recognition could have a material adverse effect on our quarterly and/or annual financial results, and such delays could cause us reputational harm.

We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For revenues earned under contracts that are fixed-price in nature, we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, cost overruns could have a material adverse impact on our business, financial condition, and results of operations.

If we are unsuccessful in our efforts to establish and/or maintain our compliance with the local content requirements in certain foreign countries, our financial results could be adversely affected.

We are required by the laws and regulations of some foreign countries, as well as the policies of or contracts with some of our clients located in foreign countries, to manufacture, package or procure a defined portion of our products in those foreign countries. These requirements are commonly referred to as “local content requirements.” In order to satisfy these local content requirements, we have undertaken several localization initiatives in selected foreign countries. Some of our competitors with more significant capital resources may elect in the future to implement or expedite their own localization efforts in these countries, and those efforts may result in competitive advantages for them. Our failure to implement or successfully execute our localization initiatives, or otherwise acquire and maintain the capability to satisfy applicable local content requirements, could result in penalties and in financial underperformance.  Furthermore, it could result in losing business to our competitors and/or our breaching the terms of existing agreements, potentially resulting in loss of expected profits or damages, including monetary penalties. Depending on the value to us of lost business or the amounts of any contractual penalties, these consequences could have a material adverse effect on our results of operations.

We face intense competition that may cause us to lose market share and harm our financial performance.

We encounter competition in all areas of our business. The principal differentiators of competition in our markets include price, product performance and quality, product technology, client service, product lead times, global reach, brand reputation, breadth of product line, and quality of aftermarket service and support. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. Certain clients may be more price sensitive or favor bundling and less receptive to our value proposition of providing the lowest total life cycle costs and minimizing environmental impacts. To remain competitive, we will need to invest continuously in research and development, manufacturing, cost reduction efforts, marketing, client service and support and our sales networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace or reduce product costs, our business could be adversely affected.

In our aftermarket parts and services segment, we compete with our major competitors, small independent local service providers and our clients’ in-house service providers. Other OEMs typically have an advantage in competing for services and upgrades to their own equipment. Failure to penetrate this market will adversely affect our ability to grow our business. In addition, our competitors are increasingly emulating our alliance strategy. Our alliance relationships are generally terminable without penalty by either party upon reasonable notice, and our failure to maintain or enter into new alliance relationships will adversely affect our ability to grow our business. Most of the other OEMs are significantly larger in terms of revenues, cash flow, and market capitalization, and they may have better access to capital than we do. Certain of these OEMs have additional products such as large gas turbines that they can offer in a bundled solution in addition to our class of equipment.

We may not be able to integrate successfully, or achieve the expected benefits from, our acquisitions, joint ventures or other strategic investments, which could adversely affect our results.

We have at times used acquisitions, joint ventures and other strategic investments as a means of expanding our business to enhance returns and expect that we will continue to do so. If we do not successfully integrate our acquisitions, joint ventures and other strategic investments, we may not realize expected operating improvements and synergies. Future acquisitions, joint ventures and other strategic investments may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition. The acquisition and integration of companies, as well as joint ventures and other strategic investments, involve a number of risks, including:

•  use of available cash, new borrowings or borrowings under our Amended Credit Facility to consummate the acquisition, joint venture or other strategic investment;

•  demands on management related to the increase in our size after consummating an acquisition or other strategic investment or after establishing a joint venture;

•  diversion of management’s attention from existing operations due to the integration of acquired companies, joint ventures or other strategic investments;

•  difficulties arising from reliance on the capabilities and cooperation of joint venture partners and the management of companies in which we make other strategic investments;

•  our inability to control our joint venture partners, who may have economic or business interests or goals that are inconsistent with ours, and who may take actions contrary to our policies or objectives or the best interests of the joint venture, including by exercising rights or failing to fulfill obligations under the applicable joint venture agreement;

•  integration into our existing systems, programs and processes;

•  difficulties in the assimilation and retention of employees;

•  potential adverse effects on our operating or financial results, including those effects resulting from the failure of our joint ventures or the companies in which we make strategic investments to perform as expected, particularly those involved in new product development or emerging technologies; and

•failure to implement effective internal control, resulting in potential adverse effects on internal control over financial reporting and disclosure controls and procedures, which could result in material weaknesses or a failure to file our periodic reports with the SEC on a timely basis.

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost reductions and other benefits that we would hope to achieve from acquisitions, joint ventures or other strategic investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic, political and other risks associated with worldwide sales and operations could adversely affect our business.

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business globally. For the year ended December 31, 2013, 31% of our net revenue was derived from North America (approximately 92% of which was in the United States), 26% from Europe, 12% from the Middle East and Africa, 17% from Asia Pacific/Southern Asia and 14% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•  changes in foreign currency exchange rates;

•exchange controls that impact our ability to convert currencies;

•  changes in a specific country’s or region’s political or economic conditions, particularly in developing countries;

•  civil unrest in any of the countries in which we operate;

•tariffs, other trade protection measures and import or export licensing requirements;

•  negative consequences from changes in tax laws;

•aging of a highly-skilled work force and difficulty in staffing and managing widespread global operations and field services;

•adverse labor regulations;

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

•nationalization of owned-assets;

•  unexpected transportation delays or interruptions;

•changes in regulatory requirements or government programs, including changes to subsidies, tariffs or other programs benefitting our energy generating assets;

•  the burden of complying with multiple and potentially conflicting laws; and

•  expansion of the grid may eliminate the need for distributed power via energy assets in Brazil.

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

During 2012, Guascor received payments from a customer in Iran pursuant to a contract for the sale of gas-powered generators. Guascor entered into this contract in January 2011, prior to it being acquired by the Company, and the shipments to the customer pursuant to this contract were not in violation of the U.S. sanctions on Iran or the Company’s policies in place at the time. Payments under the contract were received through a letter of credit issued in June 2011 by Bank Tejarat, an Iranian bank (the “Bank”). Guascor has not engaged in any direct dealings with the Bank, which was selected solely by the Iranian customer. However, Guascor was designated by the customer as the beneficiary under the letter of credit. On January 23, 2012, after the letter of credit was issued, the Bank was designated by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) as subject to sanctions pursuant to Executive Order 13382. During 2012, Guascor received a total of three payments from the customer via the Bank-issued letter of credit totaling €1.2 (approximately $1.7), two of which, totaling €0.9 ($1.2) were received in November 2012 after the expanded sanctions against Iran were in effect. In March 2013, Guascor received the final payment from the customer via the Bank-issued letter of credit in the amount of €0.1 ($0.1).  There were no net profits associated with the receipt of these payments under the letter of credit. Guascor completed in 2013 the process of winding down all transactions with Iran in accordance with a general license from OFAC, and no additional dealings with or involving the Bank are contemplated. The Company has fully disclosed the receipt of these payments to OFAC, requesting a finding that no violation has occurred, and has requested from OFAC a license with respect to the final payment received in March 2013. Although there is a risk of sanctions associated with these payments, under the particular facts and circumstances described above, the Company believes that sanctions, if any, would not have a material adverse effect on our financial condition.

The Company’s foreign subsidiaries’ aggregate 2013 sales into countries that are subject to these policies was  less than 1% of the Company’s total sales in 2013 and did not include any sales to Iran.

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a significant percentage of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the foreign currencies in which we transact business relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including our Senior Subordinated Notes and the U.S. dollar-denominated borrowings under our Amended Credit Facility. Significant fluctuations between currencies may also adversely affect our clients and suppliers. In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

The economic and political situation in Venezuela is subject to change. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolívar receivable balances and any locally held cash balances included in our net monetary assets. Additionally, the Venezuelan government has exchange controls and currency transfer restrictions that limit our ability to convert bolívars into U.S. dollars and transfer funds out of Venezuela, and we cannot assure you that our Venezuelan subsidiary will be able to convert bolivars to U.S. dollars to satisfy intercompany obligations.

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

We have experienced, and expect to continue to experience, both operating and capital costs to comply with environmental laws and regulations, including the clean-up and investigation of some of our properties as well as offsite disposal locations. In addition, although we believe our operations are in compliance with environmental laws and regulations and that we are indemnified by Ingersoll Rand, our former parent company, and the sellers of Guascor for certain contamination and compliance costs (subject to certain exceptions and limitations), new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, the imposition of new clean-up requirements, new claims for property damage or personal injury arising from environmental matters or the refusal and/or inability of Ingersoll Rand or the sellers of Guascor to meet their indemnification obligations could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

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

New regulations related to certain minerals, known as “conflict minerals,” could adversely impact our business.

Compliance with conflict minerals rules promulgated by the Securities and Exchange Commission in August 2012 will result in increased costs related to investigations to determine the sources of raw materials used in our products, and to any resulting changes to products, processes or sources of supply.  The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. We rely on the representations of our suppliers, which may not be accurate. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

We maintain a database to measure our monthly and annual safety performance and track our incident rates. Our incident rates help us identify and track accident trends, determine root causes, formulate corrective actions, and implement preventive initiatives. We cannot assure you that we will be successful in maintaining or exceeding our clients’ requirements regarding safety performance or that we will not lose the opportunity to bid on certain contracts.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of December 31, 2013, we had approximately 8,100 employees worldwide. Of our employees, approximately 54% are located in the United States. Approximately 31% of our employees in the United States are covered by collective bargaining agreements including operations in Olean, Painted Post and Wellsville, N.Y., and in Burlington, Iowa. A collective bargaining agreement will expire at our Olean facility in June 2014. We have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the United States. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Furthermore, approximately 48% of our employees outside of the United States belong to industry or national labor unions. Our operations in the following international locations are unionized with agreements negotiated annually: Le Havre, France; Peterborough, UK; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; Kongsberg, Norway; and Naroda, India. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

We are in the process of implementing an Oracle-based information management system across our worldwide operations. We have implemented the system in various locations representing approximately 70% of our business operations based on revenues in 2013. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

Our Company’s name and principal mark is a combination of the names of our founder companies, Dresser Industries, Inc. and Ingersoll Rand. We have acquired rights to use the “Rand” portion of our principal mark from Ingersoll Rand, and the rights to use the “Dresser” portion of our name from Dresser, Inc., the successor of Dresser Industries, Inc. and now a wholly-owned subsidiary of General Electric Company. If we lose the right to use either the “Dresser” or “Rand” portion of our name, our ability to maintain our brand identity could be negatively affected.

We require a significant amount of cash to operate our business and to service our indebtedness. Our ability to generate cash and access capital on reasonable terms and conditions depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash and to access capital. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control, including the creditworthiness or priorities of certain of our customers. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended Credit Facility, under additional or renewed uncommitted lines of credit or otherwise, in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We might be unable to access the full amount of borrowings available under our Amended Credit Facility, which depends in part on the financial condition of the financial institutions participating in our credit facility. We might be unable to refinance any of our debt, including our Amended Credit Facility or our Senior Subordinated Notes, on commercially reasonable terms.

The covenants in our Amended Credit Facility and the indenture governing our Senior Subordinated Notes impose restrictions that may limit our operating and financial flexibility.

Our Amended Credit Facility and the indenture governing our Senior Subordinated Notes contain a number of significant restrictions and covenants that limit our and our subsidiaries’ ability to:

•  create, incur or permit liens;

•borrow money, guarantee debt and sell certain types of preferred stock;

•  pay dividends;

•make redemptions and repurchases of certain capital stock;

•  make capital expenditures and specified types of investments;

•  pre-pay, redeem or repurchase, or make amendments to, certain subordinated debt, including our Senior Subordinated Notes;

•  sell assets or engage in acquisitions, mergers, consolidations and asset dispositions;

•  change the nature of our business;

•enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•  engage in affiliate transactions.

The Amended Credit Facility also requires us to comply with specified financial ratios and tests, including but not limited to, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

Maintaining compliance with these covenants could have a material adverse effect on our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as economic conditions and changes in regulations, and we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our Senior Subordinated Notes and/or the Amended Credit Facility. If there were an event of default under the indenture governing our Senior Subordinated Notes and/or the Amended Credit Facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our Amended Credit Facility when it becomes due, the lenders under the Amended Credit Facility could proceed against the assets and capital stock which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

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

•actual or anticipated fluctuations in operating results, which may be caused by, among other things, variability in the timing and size of very large orders and shipments in the new units segment;

•changes in opinions and earnings and other financial estimates by securities analysts;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Houston, Texas, and Paris, France. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2013. Each of the material facilities listed below are included in both the new unit and aftermarket parts and services segments.

		Approximate
Location	Status	Square Feet	Type
Le Havre, France	Owned/Leased	1,449,425	Manufacturing and services
Olean, New York	Owned	911,257	Manufacturing and services
Painted Post, New York	Owned	840,000	Manufacturing and services
Santa Barbara, Brazil	Owned	451,920	Manufacturing and services
Wellsville, New York	Owned	396,912	Manufacturing and services
Houston, Texas	Owned	237,000	Manufacturing, warehouse and services
Peterborough, United Kingdom	Owned	170,926	Manufacturing and services
Houston, Texas	Owned/Leased	162,817	Manufacturing and services
Kongsberg, Norway	Leased	125,322	Manufacturing and services
Burlington, Iowa	Owned	114,000	Manufacturing and services
Naroda, India	Leased	142,084	Manufacturing and services
Zumaia, Spain	Owned	135,931	Manufacturing and services
Zumaia, Spain	Leased	91,399	Manufacturing, warehouse and services
Oberhausen, Germany	Owned	75,122	Manufacturing and services
Salem, Virginia	Leased	58,800	Manufacturing and services
Bielefeld, Germany	Owned	30,492	Manufacturing and services

We believe our facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

ITEM 3. LEGAL PROCEEDINGS

The disclosures required in Item 3 are included in Note 16, Commitments and Contingencies – Legal Proceedings, in the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

2013	High	Low
Three months ended March 31, 2013	$63.40	$55.43
Three months ended June 30, 2013	$66.30	$52.75
Three months ended September 30, 2013	$67.38	$59.20
Three months ended December 31, 2013	$63.73	$55.60

2012
Three months ended March 31, 2012	$54.84	$45.00
Three months ended June 30, 2012	$50.40	$41.01
Three months ended September 30, 2012	$55.98	$43.11
Three months ended December 31, 2012	$56.52	$48.74

As of March 10, 2014, there were 6 holders of record of our common stock.

At December 31, 2013, the amount available to us to pay cash dividends under the more restrictive covenants of our Amended Credit Facility and our indenture governing the Senior Subordinated Notes is limited to $200.0 million plus 50% of the net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter as available cumulatively after previous dividends and certain stock repurchases. Historically, we have not paid dividends, and any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 2013	-		$-	-	$-
November 2013	937	(a)	$60.01	-	$-
December 2013	384	(a)	$59.03	-	$-
Total	1,321			-	$-

(a)These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total stockholder return with a general market index (the “S&P 500”) and the PHLX Oil Service Sector Index (“OSX”) of 15 companies in the oil service sector. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dresser-Rand Group Inc., the S&P 500 and the OSX at the close of trading on December 31, 2008, and assumes the reinvestment of all dividends.

Comparison of Cumulative Total Return

INDEXED RETURNS

	Years Ending
Company / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Dresser-Rand Group Inc.	$100	$183	$247	$289	$325	$346
S&P 500 Index	100	123	139	139	158	205
PHLX Oil Service Sector Index	100	161	202	178	181	232

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

	Year Ended December 31,
	2013	2012	2011 (1)	2010	2009 (2)

Consolidated Statement of Income Data:
Net sales, third parties	$3,032.6	$2,736.4	$2,311.6	$1,953.6	$2,289.6
Cost of sales	2,247.3	2,004.3	1,667.9	1,366.7	1,633.4
Gross profit	785.3	732.1	643.7	586.9	656.2
Selling and administrative expenses	385.5	365.8	357.4	300.5	287.3
Research and development expenses	38.8	30.4	27.6	23.9	20.3
Fixed asset impairment of cogeneration facilities	40.0	-	-	-	-
Income from operations	321.0	335.9	258.7	262.5	348.6
Interest expense, net	(46.9)	(60.2)	(61.7)	(33.0)	(31.8)
Early redemption premium on debt	-	-	(10.1)	-	-
Other expense, net	(16.6)	-	(3.0)	(13.8)	(4.9)
Income before income taxes	257.5	275.7	183.9	215.7	311.9
Provision for income taxes	88.2	92.8	62.9	69.0	101.1
Net income	169.3	182.9	121.0	146.7	210.8
Net income attributable to noncontrolling interest	(0.9)	(3.9)	(0.2)	-	-
Net income attributable to Dresser-Rand	$168.4	$179.0	$120.8	$146.7	$210.8
Net income per share:
Basic	$2.21	$2.37	$1.56	$1.81	$2.58
Diluted	$2.19	$2.35	$1.54	$1.80	$2.57

Consolidated Statement of Cash Flow Data:
Cash flows (used in) provided by operating activities	$(66.8)	$92.8	$108.1	$375.6	$129.8
Cash flows used in investing activities	(83.5)	(124.1)	(346.0)	(106.1)	(62.6)
Cash flows provided by (used in) financing activities	232.3	27.2	(53.3)	(68.3)	1.9

(1)	Results for the year ended December 31, 2011, include the results of Guascor from the date of acquisition. For further discussion, see Note 3 to the consolidated financial statements.

(2)	Certain immaterial amounts have been reclassified to conform with current year presentation.

	As of December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$190.4	$122.8	$128.2	$420.8	$223.2
Total assets	3,737.8	3,354.0	3,080.0	2,327.4	2,159.6
Debt:
Current portion of debt	40.1	35.9	39.3	-	0.1
Long-term debt, net of current portion	1,246.9	1,014.9	990.4	370.0	370.0
Total debt	1,287.0	1,050.8	1,029.7	370.0	370.1
Stockholders' equity	1,301.4	1,094.9	873.0	1,087.3	1,012.6

(1)	Certain amounts have been reclassified to conform with current year presentation.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•economic or industry downturns;

•  volatility and disruption of the credit markets;

•our ability to implement our business strategy;

•  delivery delays by third-party suppliers;

•  the risk of cost overruns on fixed price contracts;

•  our ability to comply with local content requirements;

•  payment and administrative delays of certain of our national oil company customers;

•our ability to generate cash and access capital on reasonable terms;

•  competition in our markets;

•the variability of bookings and revenues due to volatile market conditions, client subjectivity in placing orders, potential preference for bundling and timing of large orders;

•failure to integrate, or achieve the expected benefits from, acquisitions, joint ventures or strategic investments;

•  economic, political and other risks associated with our international sales and operations;

•  fluctuations in currency values and exchange rates;

•loss of our senior management or other key personnel;

•  environmental compliance costs and liabilities and responses to concerns regarding climate change;

•  new regulations relating to “conflict minerals”;

•  failure to maintain safety performance acceptable to our clients;

•  failure to negotiate new collective bargaining agreements;

•  information systems security threats and computer crime;

•unexpected product claims or regulations;

•  infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•  difficulties implementing an Oracle-based information management system;

•  certain covenants in our principal debt instruments impose restrictions that may limit our operating and financial flexibility;

•  our brand name may be confused with others;

•our pension expenses and funding requirements;

•feed-in tariffs and regulations in our energy generating business; and

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

We operate globally with manufacturing facilities in the U.S., France, Spain, UK, Germany, Norway, Brazil and India. We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 32 countries through our  73 sales offices, 49 service and support centers, including six engineering and research and development centers, and 14 manufacturing locations.

For the years ended December 31, 2013, 2012 and 2011, the percent of revenues by destination were as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues by destination
United States	28%	30%	29%
Canada	3	3	2
Latin America	14	16	18
Europe	26	25	22
Asia-Pacific, Southern Asia	17	15	15
Middle East, Africa	12	11	14
Total revenues	100%	100%	100%

Segment Information

We have two reportable segments based on the engineering and production processes, and the products and services provided by each segment as follows:

1)New units are predominately highly engineered solutions to new requests from clients. New units also include standardized equipment such as engines and single stage steam turbines. The segment includes engineering, manufacturing, project management, packaging, testing, sales and administrative support.

2)Aftermarket parts and services consist of support solutions for the existing population of installed equipment and the operation and maintenance of several types of energy plants. The segment includes engineering, manufacturing, project management, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

These functions have been defined as the operating segments of the Company because they are the segments (1) that engage in business activities from which revenues are earned and expenses are incurred; (2) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (3) for which discrete financial information is available.

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

Effects of Currency Fluctuations

Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a purchase or sales transaction using a currency other than the functional currency (usually local) of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars historically have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs is denominated in U.S. dollars. Euro-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in foreign currency hedging strategies going forward, but have not attempted to qualify our foreign currency hedges for hedge accounting treatment. Significant declines in the value of the euro relative to the U.S. dollar could have a material adverse effect on our consolidated financial condition and results of operations.

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

Bookings and Backlog

Effective July 1, 2012, the Company elected to voluntarily change its policy for recording contract cancellations. Historically, contract cancellations were recorded as reductions in current period bookings. Beginning July 1, 2012, contract cancellations are recorded as direct adjustments to backlog with no impact on current period bookings. Contract cancellations in historical periods have not been material to bookings or backlog. The change in policy provides more relevant information about current market activity by recognizing economic events in the periods in which they occur. In accordance with this policy, material contract cancellations directly adjusting backlog are separately disclosed.

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

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our Amended Credit Facility, we are entitled to have up to $1,100.0 of letters of credit outstanding at any time, subject to certain conditions. From time to time, we also use letters of credit and bank guarantees issued by banks offering uncommitted lines of credit, which are not limited by the Amended Credit Facility.

Results of Operations

Year ended December 31, 2013, compared to the year ended December 31, 2012:

	Year Ended	% of	Year Ended	% of
	December 31, 2013	Revenue	December 31, 2012	Revenue
Consolidated Statement of Operations Data:
Revenues	$3,032.6	100.0%	$2,736.4	100.0%
Cost of sales	2,247.3	74.1	2,004.3	73.2
Gross profit	785.3	25.9	732.1	26.8
Selling and administrative expenses	385.5	12.7	365.8	13.4
Research and development expenses	38.8	1.3	30.4	1.1
Fixed asset impairment of cogeneration facilities	40.0	1.3	-	0.0
Income from operations	321.0	10.6	335.9	12.3
Interest expense, net	(46.9)	(1.5)	(60.2)	(2.2)
Other expense, net	(16.6)	(0.5)	-	0.0
Income before income taxes	257.5	8.5	275.7	10.1
Provision for income taxes	88.2	2.9	92.8	3.4
Net income	169.3	5.6	182.9	6.7
Net income attributable to noncontrolling interest	(0.9)	(0.1)	(3.9)	(0.1)
Net income attributable to Dresser-Rand	$168.4	5.6%	$179.0	6.6%
Bookings	$2,941.4		$3,162.8
Backlog - ending	$2,849.0		$2,946.0

Revenues.   Revenues were $3,032.6 for the year ended December 31, 2013, compared to $2,736.4 for the year ended December 31, 2012, an increase of $296.2 or 10.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan, permit and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the year ended December 31, 2013 as a result of the timing issues discussed above.  Price increases in the aftermarket parts and services segment also contributed incremental revenues, albeit to a much lesser extent.  These increases were partially offset by negative impacts from our six pig manure treatment facilities in Spain which we acquired in our acquisition of Guascor.  The Spanish government published a draft regulation at the end of January 2014 that reflects a reduction in the tariffs of approximately 37%, which, if enacted, would be retroactive to July 2013.  In connection with the draft regulation being issued, 2013 revenues are lower by approximately $23.7 as a result of the retroactive reduction of the tariffs which partially offsets the overall increase in revenues.  An adverse translation impact of foreign currency fluctuations of approximately $28.5, resulting from a stronger U.S. dollar, also partially offset the increase in revenues.    The increase in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $175.7 for the year ended December 31, 2013.

Cost of sales.  Cost of sales was $2,247.3 for the year ended December 31, 2013, compared to $2,004.3 for the year ended December 31, 2012.  As a percentage of revenues, cost of sales was 74.1% for the year ended December 31, 2013, compared to 73.2% for the year ended December 31, 2012.   The increase in cost of sales as a percentage of revenues from the year ended December 31, 2012 to the year ended December 31, 2013 was partially the result of a shift in mix from our aftermarket segment to our new units segment.  A shift in the mix of projects within the new units segment also contributed to higher cost of sales as a percentage of revenues.  The proposed change in the tariffs reflected in the draft Spanish regulation discussed above contributed approximately 0.5% to the increase in cost of sales as a percentage of revenues.  These factors were partially offset by improved operating leverage on fixed costs from higher volumes.

Gross profit.  Gross profit was $785.3 for the year ended December 31, 2013, compared to $732.1 for the year ended December 31, 2012.  As a percentage of revenues, gross profit was 25.9% for the year ended December 31, 2013, compared to 26.8% for the year ended December 31, 2012.  We experienced decreased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $385.5 for the year ended December 31, 2013, compared to $365.8 for the year ended December 31, 2012.  While we were able to achieve greater operating leverage on administrative costs, an increase in selling and administrative expenses was generally the result of increased selling activity and cost inflation.  As a percentage of revenues, selling and administrative expenses decreased to 12.7% from 13.4%.

Research and development expenses.  Research and development expenses for the year ended December 31, 2013, were $38.8 compared to $30.4 for the year ended December 31, 2012.   We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines.  The increase in research and development expenses is related to strategic projects that are expected to be in demonstration or launch phases during the next twelve months.  It is typical that projects entering this phase of development incur higher procurement and testing expenses when compared to design related activities that occur earlier in the development lifecycle.

Fixed asset impairment of cogeneration facilities. In view of the proposed change in the tariffs reflected in the draft Spanish regulation discussed above, we have decided to suspend the operations at our six pig manure treatment facilities, although discussions with the Spanish government are ongoing.

The draft regulation is a clarification of a law that was passed in 2013, as the law did not have sufficient specificity to reasonably estimate the tariff at that time.  Subsequently, as a result of the proposed tariff we believe an impairment triggering event occurred in 2013 and have recorded an impairment charge of $40.0 in 2013 to reduce the value of the property, plant and equipment.  At the time of the acquisition, we did not record any specific intangible assets related to the pig manure treatment facilities.

Income from operations.  Income from operations was $321.0 for the year ended December 31, 2013, compared to $335.9 for the year ended December 31, 2012, a decrease of $14.9 or 4.4%.  As a percentage of revenues, income from operations for the year ended December 31, 2013, was 10.6%, compared to 12.3% for the year ended December 31, 2012.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.  The proposed change in tariffs reflected in the draft Spanish regulation reduced income from operations as a percentage of sales by approximately 0.6%.  The fixed asset impairment charge reduced operating income as a percentage of sales by approximately 1.3%.

Interest expense, net.  Interest expense, net was $46.9 for the year ended December 31, 2013, compared to $60.2 for the year ended December 31, 2012.  Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries.  For the year ended December 31, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate ultimately agreed to be paid over the remaining term of the note.  Interest cost for the year ended December 31, 2013, included the lower negotiated rate which lowered interest expense.  In addition, as discussed in Note 16 to the consolidated financial statements, included herein in Item 15, Exhibits, Financial Statements and Schedules,  Enviroil, an affiliate of the Company, entered into a settlement agreement in September 2013, in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed in 2013, resulting in a reduction in interest expense of $6.5.  The remaining component of the Enviroil settlement was paid by the sellers of Guascor directly to the counterparty pursuant to an indemnification agreement in the three months ended December 31, 2013.

Other expense, net.  Other expense, net was $16.6 for the year ended December 31, 2013, compared to other expense, net of $0.0 for the year ended December 31, 2012.  Other expense, net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.  The change in other expense, net is principally the result of losses on equity method investments and foreign currency fluctuations for the year ended December 31, 2013.  Other expense, net was also impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-

deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  A summary of the major components of other expense, net is included in Note 20 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Provision for income taxes.  Provision for income taxes was $88.2 for the year ended December 31, 2013, and $92.8 for the year ended December 31, 2012.  The effective tax rate for 2013 was 34.2% compared to 33.7% for 2012.  Our estimated income tax provisions for the years ended December 31, 2013 and 2012, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if and when it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013, as a discrete event. Furthermore, no benefits were reflected in 2012 and the benefits are being reflected in 2013, affecting the comparability of the 2012 and 2013 effective tax rates.

During the year ended December 31, 2013, our Luxembourg subsidiary paid a dividend from current earnings to the U.S. parent company of $47.5, generating U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $10.6.  The impact of these credits and related reserves on the effective tax rate for the year ended December 31, 2013, is a benefit of 3.4%.

The proposed change in the tariffs reflected in the draft Spanish regulation discussed above results in a deferred tax asset which more-likely-than-not will not be realized, and we have recorded a valuation allowance against the deferred tax asset which has increased the effective tax rate for the year ended December 31, 2013, by 5.0%.

We have reached a settlement with the French tax authorities on an uncertain tax position related to our French operations.  Consequently, the estimated liability for uncertain tax positions of approximately $2.3 has been released and a corresponding current tax liability has been recorded for $1.2.  The net impact to the effective tax rate for the year ended December 31, 2013, is an increase of 0.4%.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  Had this amount been deductible, our effective tax rate would have been 0.4% lower for the year ended December 31, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2014 and 2015, respectively, subject to potential extensions.  For the year ended December 31, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $9.1 ($0.12 per diluted share) and $2.1 ($0.03 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the year ended December 31, 2013, were $2,941.4 compared to $3,162.8 for the year ended December 31, 2012, a decrease of $221.4 or 7.0%. The Company believes that the decrease in bookings is due to (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  In addition, in view of the proposed change in the tariffs reflected in the draft Spanish regulation discussed above, our 2013 aftermarket bookings are lower by approximately $23.7 related to the retroactive reduction of the tariffs.  Backlog was $2,849.0 at December 31, 2013, compared to $2,946.0 at December 31, 2012.

Segment Analysis —  year ended December 31, 2013, compared to the year ended December 31, 2012:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
Revenues
New units	$1,524.1	50.3%	$1,301.6	47.6%
Aftermarket parts and services	1,508.5	49.7%	1,434.8	52.4%
Total revenues	$3,032.6	100.0%	$2,736.4	100.0%
Gross profit
New units	$250.3		$215.9
Aftermarket parts and services	535.0		516.2
Total gross profit	$785.3		$732.1
Income from operations
New units	$140.3		$117.9
Aftermarket parts and services	295.7		323.2
Unallocated	(115.0)		(105.2)
Total income from operations	$321.0		$335.9
Bookings
New units	$1,331.3		$1,630.0
Aftermarket parts and services	1,610.1		1,532.8
Total bookings	$2,941.4		$3,162.8
Backlog - ending
New units	$2,187.7		$2,370.6
Aftermarket parts and services	661.3		575.4
Total backlog	$2,849.0		$2,946.0

New Units

Revenues.  Revenues for this segment were $1,524.1 for the year ended December 31, 2013, compared to $1,301.6 for the year ended December 31, 2012, an increase of $222.5 or 17.1%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Year ended December 31, 2013, compared to the year ended December 31, 2012.  Based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the year ended December 31, 2013, principally as a result of the timing issues discussed in the section referenced above.  The increase in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $175.7 for the year ended December 31, 2013.  An adverse translation impact of foreign currency fluctuations of approximately $9.2, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Gross profit.  Gross profit was $250.3 for the year ended December 31, 2013, compared to $215.9 for the year ended December 31, 2012.  Gross profit, as a percentage of segment revenues, was 16.4% for the year ended December 31, 2013, compared to 16.6% for the year ended December 31, 2012.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to a shift in mix during the period, which was substantially offset by better operating leverage on fixed costs.

Income from operations.  Income from operations was $140.3 for the year ended December 31, 2013, compared to $117.9 for the year ended December 31, 2012.  As a percentage of segment revenues, income from operations was 9.2% for the year ended December 31, 2013, compared to 9.1% for the year ended December 31, 2012.  Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above and operating leverage on general and administrative costs.

Bookings and backlog.   New units bookings for the year ended December 31, 2013, were $1,331.3 compared to $1,630.0 for the year ended December 31, 2012. The Company believes that the decrease in bookings is due to (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.     Backlog was $2,187.7 at December 31, 2013, compared to $2,370.6 at December 31, 2012.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $1,508.5 for the year ended December 31, 2013, compared to $1,434.8 for the year ended December 31, 2012, an increase of $73.7 or 5.1%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the year ended December 31, 2013, the Company experienced aftermarket growth in most geographic segments, but particularly in Europe and Latin America, resulting in higher volumes.  In view of the proposed change in the tariffs reflected in the draft Spanish regulation discussed above, our 2013 revenues are lower by approximately $23.7 related to the retroactive reduction of the tariffs, which partially offsets the overall increase in revenues.  An adverse translation impact of foreign currency fluctuations of approximately $19.3, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Gross profit.  Gross profit was $535.0 for the year ended December 31, 2013, compared to $516.2 for the year ended December 31, 2012.  Gross profit as a percentage of segment revenues for the year ended December 31, 2013, of 35.5% decreased from 36.0% for the year ended December 31, 2012.  Gross profit as a percentage of revenues declined by approximately 0.9% because of the proposed change in the tariffs reflected in the draft Spanish regulation discussed above which was substantially offset by mix, operating leverage and price increases.

Fixed asset impairment of cogeneration facilities. In view of the proposed change in the tariffs reflected in the draft Spanish regulation discussed above, we have decided to suspend the operations at our six pig manure treatment facilities, although discussions with the Spanish government are ongoing.

The draft regulation is a clarification of a law that was passed in 2013 as the law did not have sufficient specificity to reasonably estimate the tariff.  Consequently, we believe an impairment triggering event occurred in 2013 and have recorded an impairment charge of $40.0 in 2013 to reduce the value of the property, plant and equipment.  At the time of the acquisition, we did not record any specific intangible assets related to the pig manure treatment facilities.

Income from operations.  Income from operations was $295.7 for the year ended December 31, 2013, compared to $323.2 for the year ended December 31, 2012.  As a percentage of segment revenues, income from operations decreased to 19.6% for the year ended December 31, 2013, from 22.5% for the year ended December 31, 2012.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.  The proposed change in tariffs in the draft Spanish legislation and the related impairment reduced operating income as a percentage of revenues by 1.2% and 2.6%, respectively.

Bookings and backlog.   Bookings for the year ended December 31, 2013, were $1,610.1, compared to $1,532.8 for the year ended December 31, 2012. The increase is principally attributable to booking fifteen months of a large long-term service agreement to provide energy in Brazil in accordance with our bookings policy. The proposed retroactive change in the tariffs reflected in the draft Spanish regulation discussed above reduced 2013 aftermarket bookings by approximately $23.7, which partially offset the increase in bookings. Backlog was $661.3 at December 31, 2013, compared to $575.4 at December 31, 2012.

Year ended December 31, 2012, compared to the year ended December 31, 2011:

	Year Ended	% of	Year Ended	% of
	December 31, 2012	Revenue	December 31, 2011	Revenue
Consolidated Statement of Operations Data:
Revenues	$2,736.4	100.0%	$2,311.6	100.0%
Cost of sales	2,004.3	73.2	1,667.9	72.2
Gross profit	732.1	26.8	643.7	27.8
Selling and administrative expenses	365.8	13.4	357.4	15.5
Research and development expenses	30.4	1.1	27.6	1.2
Income from operations	335.9	12.3	258.7	11.2
Interest expense, net	(60.2)	(2.2)	(61.7)	(2.7)
Early redemption premium on debt	-	0.0	(10.1)	(0.6)
Other expense, net	-	0.0	(3.0)	(0.1)
Income before income taxes	275.7	10.1	183.9	8.0
Provision for income taxes	92.8	3.4	62.9	2.7
Net income	182.9	6.7	121.0	5.2
Net income attributable to noncontrolling interest	(3.9)	(0.2)	(0.2)	0.0
Net income attributable to Dresser-Rand	$179.0	6.5%	$120.8	5.3%
Bookings	$3,162.8		$2,858.6
Backlog - ending	$2,946.0		$2,552.6

Revenues.   Revenues were $2,736.4 for the year ended December 31, 2012, compared to $2,311.6 for the year ended December 31, 2011, an increase of $424.8 or 18.4%. The business impact of oil prices, other macroeconomic conditions and the timing and size of large orders is more fully described above in the Revenues caption in the section titled Year ended December 31, 2013, compared to the year ended December 31, 2012.  Based on factors such as measures of labor hours and purchases from suppliers, revenues increased principally as a result of higher volume during the year ended December 31, 2012. Guascor contributed approximately $118.6 million of incremental revenues in 2012 resulting from the effect of having a full year of Guascor revenues in 2012 versus only eight months in the year ended December 31, 2011. In addition, the Company experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. The increase was partially offset by a decrease in market activity in the power sector. The Company experienced lower volumes in the year ended December 31, 2011, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments as well as from a flood in our Wellsville facility. For the year ended December 31, 2012, revenues also decreased approximately $103.1 as a result of the translation impact of foreign currency fluctuations.

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

Selling and administrative expenses. Selling and administrative expenses were $365.8 for the year ended December 31, 2012, compared to $357.4 for the year ended December 31, 2011. The effect of having a full year of Guascor selling and administrative expenses in 2012 versus only eight months in the year ended December 31, 2011, was substantially offset by approximately $16.3 of non-recurring transaction and integration costs that were incurred in the year ended December 31, 2011, associated with the acquisition of Guascor. For the year ended December 31, 2012, selling and administrative expenses include costs of approximately $5.1 for the realignment plan principally to further integrate and streamline Guascor. Inflation was substantially offset by the translation impact of foreign currency fluctuations. As a percentage of revenues, selling and administrative expenses decreased to 13.4% from 15.5% as a result of operating leverage on higher volumes and the factors discussed above.

Research and development expenses. Research and development expenses for the year ended December 31, 2012, were $30.4 compared to $27.6 for the year ended December 31, 2011. The increase in research and development expenses was the result of additional expenses related to the execution of multi-year major programs that support our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines.

Income from operations. Income from operations was $335.9 for the year ended December 31, 2012, compared to $258.7 for the year ended December 31, 2011. As a percentage of revenues, operating income increased to 12.3% for 2012 compared to 11.2% for 2011. The increase in income from operations and income from operations as a percentage of revenues was the result of the factors discussed above.

Interest expense, net. Interest expense, net was $60.2 for the year ended December 31, 2012, compared to $61.7 for the year ended December 31, 2011. Interest expense, net for the year ended December 31, 2011, includes $8.5 of accelerated amortization of deferred financing fees as a result of terminating our previous senior secured credit facility and executing the cash tender offer to purchase our then-outstanding 7 3  /8 % Senior Subordinated Notes, which was completed in March 2011. This impact was substantially offset by interest on additional borrowings principally associated with the acquisitions of Guascor and Synchrony, as well as share repurchases executed in 2011.

Early redemption premium on debt. For the year ended December 31, 2011, we incurred a prepayment premium of $10.1 as a result of executing the cash tender offer to purchase our then-outstanding 7 3  /8 % Senior Subordinated Notes.

Other expense, net. Other expense, net was $0.0 for the year ended December 31, 2012, compared to $3.0 for the year ended December 31, 2011. Other expense, net consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting. A summary of the major components of other expense, net is included in Note 20 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

Provision for income taxes. Provision for income taxes was $92.8 for the year ended December 31, 2012, and $62.9 for the year ended December 31, 2011. The effective tax rate for 2012 was 33.7% compared to 34.2% for 2011. Our estimated income tax provisions for the years ended December 31, 2012 and 2011, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more- likely-than-not will not be realized. We will adjust valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, the tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA been enacted prior to January 1, 2013, our overall tax expense would have been approximately $4.4 lower at an overall effective rate of approximately 32.1%. This $4.4 benefit was reflected in the first quarter of 2013 as a discrete event.

Noncontrolling interest. Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog. Bookings for the year ended December 31, 2012, were $3,162.8 compared to $2,858.6 for the year ended December 31, 2011, an increase of $304.2 or 10.6%. The markets for our products and services remained strong in 2012, and we achieved record levels of bookings in both segments. The increase in new unit bookings reflected continuing recovery across worldwide energy infrastructure markets, with major orders from the midstream and upstream markets. The increase in aftermarket parts and services bookings reflected the ongoing economic improvement in most regions, particularly the Middle East and Latin America. Guascor contributed approximately $109.5 million of incremental bookings in 2012 resulting from the effect of having a full year of Guascor bookings in 2012 versus only eight months in the year ended December 31, 2011. The increase was partially offset by a decrease in market activity in the power sector.

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

Segment Analysis —  year ended December 31, 2012, compared to year ended December 31, 2011:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
Revenues
New units	$1,301.6	47.6%	$1,082.2	46.8%
Aftermarket parts and services	1,434.8	52.4%	1,229.4	53.2%
Total revenues	$2,736.4	100.0%	$2,311.6	100.0%
Gross profit
New units	$215.9		$210.1
Aftermarket parts and services	516.2		433.6
Total gross profit	$732.1		$643.7
Income from operations
New units	$117.9		$110.4
Aftermarket parts and services	323.2		252.7
Unallocated	(105.2)		(104.4)
Total income from operations	$335.9		$258.7
Bookings
New units	$1,630.0		$1,500.3
Aftermarket parts and services	1,532.8		1,358.3
Total bookings	$3,162.8		$2,858.6
Backlog - ending
New units	$2,370.6		$2,075.2
Aftermarket parts and services	575.4		477.4
Total backlog	$2,946.0		$2,552.6

New Units

Revenues.  Revenues for this segment were $1,301.6 for the year ended December 31, 2012, compared to $1,082.2 for the year ended December 31, 2011, an increase of $219.4 or 20.3%. The business impact of oil prices, other macroeconomic conditions and the timing and size of large orders on this segment is more fully described above in the Revenues caption in the section titled Year ended December 31, 2013, compared to the year ended December 31, 2012.  Based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the year ended December 31, 2012. The Company experienced lower volumes in the year ended December 31, 2011, because of the timing of bookings in 2010 and the cycle times necessary to convert those orders to shipments as well as a flood in our Wellsville facility. Guascor contributed approximately $24.4 million of incremental revenues in 2012 resulting from the effect of having a full year of Guascor revenues in 2012 versus only eight months in the year ended December 31, 2011. The increase in revenues was partially offset by the decrease in market activity in the power sector. The translation impact of foreign currency fluctuations decreased new unit revenue by approximately $38.8 for the year ended December 31, 2012.

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

Bookings and backlog. New units bookings for the year ended December 31, 2012, were $1,630.0 compared to $1,500.3 for the year ended December 31, 2011. The increase in new unit bookings reflected continuing recovery across worldwide energy infrastructure markets, with major orders from the midstream and upstream markets. During the year ended December 31, 2011, the Company was awarded contracts for compression equipment and services, which include up to 80 DATUM® compressor trains that will be installed on eight FPSO vessels. In the year ended December 31, 2011, approximately $410.0 was reflected in the Company’s new units bookings. Guascor contributed approximately $16.9 million of incremental bookings in 2012 resulting from the effect of having a full year of Guascor bookings in 2012 versus only eight months in the year ended December 31, 2011. The increase in bookings was partially offset by a decrease in market activity in the power sector. Backlog was $2,370.6 at December 31, 2012, compared to $2,075.2 at December 31, 2011. We had record year-end backlog at December 31, 2012, resulting from the continuing growth in our served industry markets, especially the upstream and midstream oil and gas markets. During the year ended December 31, 2012, backlog was directly reduced by $58.4 as a result of a contract cancellation.

Aftermarket Parts and Services

Revenues. Revenues for this segment were $1,434.8 for the year ended December 31, 2012, compared to $1,229.4 for the year ended December 31, 2011, an increase of $205.4 or 16.7%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the year ended December 31, 2012, the Company experienced aftermarket growth in most geographic segments, but particularly in the Middle East and Latin America. The effect of having a full year of Guascor revenues in 2012 versus only eight months in the year ended December 31, 2011, was approximately $94.2. An adverse translation impact of foreign currency fluctuations decreased aftermarket revenues by approximately $64.3 year over year.

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

Bookings and backlog. Bookings for the year ended December 31, 2012, were $1,532.8, compared to $1,358.3 for the year ended December 31, 2011. The increase in aftermarket parts and services bookings reflected the ongoing economic improvement in most regions, particularly the Middle East and Latin America. The effect of having a full year of Guascor bookings in 2012 versus only eight months in the year ended December 31, 2011, was approximately $92.6. During the year ended December 31, 2011, the Company was awarded contracts for compression equipment and services, which include up to 80 DATUM® compressor trains that will be installed on eight FPSO vessels. In the year ended December 31, 2011, approximately $60.0 was reflected in the Company’s aftermarket bookings. Backlog was $575.4 at December 31, 2012, compared to $477.4 at December 31, 2011.

Liquidity and Capital Resources

Current Liquidity

On September 30, 2013, the Company and its indirect, wholly-owned subsidiary, Guascor, entered into an amended and extended committed credit agreement (the “Amended Credit Facility”) with a syndicate of lenders.  The terms of the Amended Credit Facility are discussed in Note 11 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules.

As of December 31, 2013, we had cash and cash equivalents of $190.4 and the ability to borrow $494.5 under the $1,168.8 revolving portion of our Amended Credit Facility, as $85.5 was used for outstanding letters of credit and $588.8 of borrowings was outstanding.  In addition  to these letters of credit, $221.1 of letters of credit and bank guarantees were outstanding at December 31, 2013, which were issued by banks offering uncommitted lines of credit.  At December 31, 2013, we were in compliance with our debt covenants.  Our more significant debt covenants are described in Note 11 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules.

As of December 31, 2013, approximately $185.6 of our cash was held outside of the U.S.  Except for approximately $8.7 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of December 31, 2013, approximately $95.8 of our cash is not available for general corporate use in the U.S. because such cumulative earnings have been permanently reinvested in foreign countries or foreign markets. Except for the dividend of 2013 earnings declared by our Luxembourg subsidiary discussed in Note 10 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, except for the dividend of 2013 earnings declared by our Luxembourg subsidiary discussed above, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash used in operating activities for the year ended December 31, 2013, was $66.8, compared to net cash provided by operating activities of $92.8 for the year ended December 31, 2012. The increase in cash used in operations in the year ended December 31, 2013, is principally the result of increased investment in working capital.  Accounts receivable increased for the year ended December 31, 2013, as a result of continuing slow payments by national oil company clients, who typically pay on slower terms, as well as an increase in costs and estimated earnings on uncompleted contracts related to contracts being recognized on the percentage of completion accounting method.  The increase in inventory is the result of building inventory related to our small scale LNG initiative (LNGo) and anticipated 2014 shipments.  Accounts payable and accruals increased for the year ended December 31, 2013, as a result of incurring costs on the inventory projects; however, payment terms tend to be shorter than the collection times we are experiencing with the national oil company clients.  Lower customer advances are also attributable to a higher percentage of business with large national oil company clients.  In addition, we made $21.6 of minimum required pension contributions in the year ended December 31, 2013, compared to $21.3 in the year ended December 31, 2012, in accordance with our funding policy.

Net cash used in investing activities was $83.5 for the year ended December 31, 2013, compared to $124.1 for the year ended December 31, 2012.   Capital expenditures increased to $82.6 for the year ended December 31, 2013, from $73.3 for the year ended December 31, 2012.    On June 28, 2013, the Company made a $5.0 investment in Bethel Holdco, LLC (“Bethel”), which is constructing a compressed air energy storage facility in Texas.  We also made additional investments in Ramgen and Echogen totaling $8.4 in 2013.  Cash used in investing activities for the year ended December 31, 2012, includes $48.8 related to the acquisition of Synchrony (net of cash acquired).  The investment in Bethel and the acquisition of Synchrony are discussed more fully in Note 3 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules.

Net cash provided by financing activities was $232.3 for the year ended December 31, 2013, compared to $27.2 for the year ended December 31, 2012.  Included in net cash provided by financing activities for the year ended December 31, 2013, are $2,303.1 of borrowings to fund operating cash flows and $2,075.1 of repayments on the Company’s prior credit facility and the Amended Credit Facility.  Additional borrowings on the Amended Credit Facility during the year ended December 31, 2013, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $8.1 at December 31, 2013, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of December 31, 2013.  Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

In the aggregate, our pension plans at December 31, 2013, were unfunded by approximately $59.6.  We contributed approximately $21.6 to our plans in 2013 and currently project that we will contribute approximately $12.4 to our plans in 2014.  Our total other post-retirement benefit liability of $16.4 is not funded and is described in Note 13 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules.

The asset allocations of our pension plans by asset category as well as our investment objectives and fair value measurement categorizations are described in Note 12 to the consolidated financial statements included herein in Item 15. Exhibits, Financial Statements and Schedules.

Contractual Obligations (€ in millions)

The following is a summary of our significant estimated future contractual obligations, including amounts relating to the above mentioned operating lease, by year as of December 31, 2013:

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$1,287.0	$40.1	$44.4	$825.9	$376.6
Interest	227.5	24.4	48.7	48.8	105.6
Pension and postemployment benefits	279.8	24.7	51.7	54.3	149.1
Operating lease obligations	91.5	22.5	28.7	18.2	22.1
Total	$1,885.8	$111.7	$173.5	$947.2	$653.4

On December 28, 2007, the Company executed a €23.0 transaction (approximately $31.6), including a committed line of credit, that was used to fund construction of a test bench facility (the “Facility”) at the Port of LeHavre, France, for full load, full power testing of compressors powered by gas turbines and electric motors.

The Company is leasing the Facility and 14 acres of land underlying the Facility under a lease (the “Lease”) pursuant to which the Company agreed to bear certain rights, obligations and expenses related to the Facility and land. The Port of Le Havre owns the land and allows access to the Facility and occupancy under the terms of a 30-year ground lease.

The Company is required to pay rent to the lessor during the initial base term of the Lease from the date construction was completed in an amount equal to the total of interest payable by the lessor on the outstanding principal amount of the debt incurred to construct the facility. Interest is generally determined by reference to the EURIBOR rate, plus an applicable margin of between 125 and 250 basis points. The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the Lease, which is more fully described in Note 15 to the consolidated financial statements included herein in Item 15, Exhibits, Financial Statements and Schedules.

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

Percentage of completion contracts

We enter into certain contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales arrangements. Revenue from these contracts is recognized as contract performance progresses using the percentage of completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total labor cost and labor converted material cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable claims and change orders included in revenue. Progress is generally based upon a labor dollars approach but we also use alternative methods including cost to cost, depending on the type of arrangement.

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

At least quarterly, significant projects are reviewed in detail by senior management. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in Item 1A, Risk Factors, in this Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

We estimate the future costs that will be incurred related to sales arrangements to determine whether any arrangement will result in a loss. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers.

We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified.  The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated.  These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements.  During 2013 and 2012, we did not record any provisions for estimated losses on uncompleted contracts.

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

A 1% change in the medical cost trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2013:

	1% Increase	1% Decrease
Effect on total post-retirement benefit expense	$0.1	$(0.1)
Effect on post-retirement benefit liability	1.3	(1.1)

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

Goodwill, other intangible assets and fixed assets — We have significant goodwill, other intangible assets  and fixed assets on our consolidated balance sheet. The valuation and classification of these assets and the assignment of depreciation and amortization lives involves significant judgments and the use of estimates. The testing of these assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. We believe that our estimates and assumptions used are reasonable and comply with U.S. GAAP. Changes in business conditions could potentially require future adjustments to these valuations.

The Company’s goodwill impairment assessment is performed at August 31, or more frequently if events or circumstances arise which indicate that goodwill may be impaired.  For instance, a decrease in the Company’s market capitalization below book value, a significant change in business climate, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill for one or all of its reporting units.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test described below.  If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is performed.  Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for a quantitative impairment test of goodwill for a reporting unit.

The Company determined a qualitative analysis was appropriate for its aftermarket parts and services reporting unit.  In its qualitative analysis, the Company considered factors such as the industry, buyer and supplier bargaining power, market size and share, operating margin consistency and external economic factors.

The Company utilized a quantitative impairment test for the new units reporting unit.  The first step of the quantitative test involves comparing the fair value of each of the Company’s reporting units with its carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a second step is performed.  The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

The Company determines the fair value of its reporting units using a discounted cash flow valuation approach.  Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions.  Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others.  The Company believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.  Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Cash flow projections are derived from budgeted amounts and operating forecasts, all of which are evaluated by management.  Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA).

The following table presents the significant estimates used by management in determining the fair value of the Company’s reporting units at August 31, 2013:

Years of cash flows before terminal value	7
Terminal growth rate	2.5%
Weighted average cost of capital	14.0%

Management also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of the Company’s new units reporting unit, the results of the assessment did not change.  However, circumstances such as market declines, unfavorable economic conditions, or other factors could impact the valuation of goodwill in future periods.

The Company amortizes its other intangible assets with finite lives over their estimated useful lives. See Note 8 to the consolidated financial statements, included herein in Item 15. Exhibits, Financial Statements and Schedules,  for additional details regarding the components and estimated useful lives of intangible assets.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our consolidated financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

 The Company has adopted or is required to adopt certain new accounting standards which are described in Note 2, New Accounting Standards to the consolidated financial statements, none of which have had, or are expected to have, a material effect on the consolidated financial statements included herein in Item 15,  Exhibits, Financial Statements and Schedules.

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

Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  An adverse hypothetical 1% change in the exchange rates for the year ended December 31, 2013, would impact revenues and operating income by approximately $14.4 and $2.0, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency losses were $15.5, $1.1 and $4.5 for the years ended December 31, 2013,  2012 and 2011, respectively.  The Venezuelan government has devalued the bolivar a number of times, including a devaluation on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. Additionally, certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances. The interest rate swap agreement and tradable emission allowances are described further in Note 15,  Financial Instruments to the consolidated financial statements included herein in Item 15,  Exhibits, Financial Statements and Schedules.

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

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2013, was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which appears in Item 15 Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2014 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections of our 2014 Proxy Statement entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,”  “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2014 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2014 Proxy Statement entitled “Certain Related Person Transactions” and “Director Independence” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2014 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference.

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

10.2

Amended and Restated Credit Agreement, dated as of September 30, 2013, among Dresser-Rand Group Inc., Grupo Guascor, S.L., the syndicate of lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as European administrative agent, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branch, DNB Bank ASA, New York Branch, Sovereign Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).

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

10.8

Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.9

First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.10

Second Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated February 27, 2013 (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 28, 2013, File No. 001-32586).*

10.11

Third Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated August 8, 2013 (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.12

Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.13

Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.14

Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.15

Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.16	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*

10.17

First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on February 25, 2010, File No. 001-32586).*

10.18

Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.19

Third Amendment to Dresser-Rand Group Inc. 2008 Stock Incentive Plan, dated August 8, 2013 (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

(10.20)	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options.*

(10.21)	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock.*

(10.22)	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units.*

(10.23)	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights.*

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

(10.26)	Dresser-Rand Group Inc. Form of Grant Notice for 2008 Stock Incentive Plan Performance Restricted Stock Units.*

10.27

Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.28

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.29

Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.30

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.31

Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.32	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.33

Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.34

Revised Form of Indemnification Agreement between Dresser-Rand Group Inc. and certain of its directors and executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.35

Offer Letter, dated July 15, 2007, from Dresser-Rand Group Inc. to Mark Baldwin (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed July 19, 2007, File No. 001-32586).*

10.36

Offer Letter, dated April 1, 2013, from Dresser-Rand to Jan Kees van Gaalen (incorporated by reference to Exhibit 99.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed April 3, 2013, File No. 001-32586).*

10.37

Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*

10.38

Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*

10.39

Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

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

10.42

The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.43

Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.44

Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.45

Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.46

Offer Letter, dated March 11, 2007, from Dresser-Rand Group Inc. to Gustavo Nechar (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).*

10.47

Form of Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer (reflecting revisions approved by the Compensation Committee to the form it previously approved, principally addressing Section 409A of the U.S. Internal Revenue Code) (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).*

10.48

Dresser-Rand Annual Incentive Program, adopted effective February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*

10.49

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors) (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.50

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors) (incorporated by reference to Exhibit 10.52 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.51

Form of Assignment Agreement for Designated Executive Officers – Multi-Location Assignment (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 25, 2013, File No. 001-32586).*

10.52

Assignment Agreement dated June 4, 2013, for Vincent R. Volpe Jr. – Multi-Location Assignment (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 25, 2013, File No. 001-32586).*

10.53	Multi-Location Assignment Tax Guidelines (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.54

Transfer and Relocation Letter Agreement, effective September 1, 2013, by and between Gustavo Nechar and Dresser-Rand Company (incorporated by reference to Exhibit 10.6 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.55

Form of Relocation Agreement between Dresser-Rand International Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.56

Relocation Agreement by and between Vincent R. Volpe Jr. and Dresser-Rand International Inc., dated June 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.57

Plan Red Relocation Policy (applicable to relocation within the U.S. and Canada by named executive officers) (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

(21.1)	List of Subsidiaries.

(23.1)	Consent of PricewaterhouseCoopers LLP.

(24.1)	Powers of Attorney (included in signature page of this Form 10-K)

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(101)

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheet at December 31, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	Executive Compensation Plans and Arrangements.
( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

DRESSER-RAND GROUP INC.

/s/ VINCENT R. VOLPE JR.
Vincent R. Volpe Jr.
President and Chief Executive
Officer

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

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President and Chief Executive Officer and Director	March 14, 2014

/s/ JAN KEES VAN GAALEN Jan Kees van Gaalen	Executive Vice President and Chief Financial Officer	March 14, 2014

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	March 14, 2014

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	March 14, 2014

/s/ RITA V. FOLEY Rita V. Foley	Director	March 14, 2014

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	March 14, 2014

/s/ PHILIP R. ROTH Philip R. Roth	Director	March 14, 2014

/s/ STEPHEN A. SNIDER Stephen A. Snider	Director	March 14, 2014

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	March 14, 2014

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	March 14, 2014

DRESSER-RAND GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dresser-Rand Group Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 14, 2014

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2013	2012	2011

	($ in millions, except per share amounts)

Net sales of products	$2,219.8	$1,925.1	$1,639.8
Net sales of services	812.8	811.3	671.8
Total revenues	3,032.6	2,736.4	2,311.6
Cost of products sold	1,664.0	1,429.1	1,190.1
Cost of services sold	583.3	575.2	477.8
Total cost of sales	2,247.3	2,004.3	1,667.9
Gross profit	785.3	732.1	643.7
Selling and administrative expenses	385.5	365.8	357.4
Research and development expenses	38.8	30.4	27.6
Fixed asset impairment of cogeneration facilities	40.0	-	-
Income from operations	321.0	335.9	258.7
Interest expense, net	(46.9)	(60.2)	(61.7)
Early redemption premium on debt	-	-	(10.1)
Other expense, net	(16.6)	-	(3.0)
Income before income taxes	257.5	275.7	183.9
Provision for income taxes	88.2	92.8	62.9
Net income	169.3	182.9	121.0
Net income attributable to noncontrolling interest	(0.9)	(3.9)	(0.2)
Net income attributable to Dresser-Rand	$168.4	$179.0	$120.8
Net income attributable to Dresser-Rand per share
Basic	$2.21	$2.37	$1.56
Diluted	$2.19	$2.35	$1.54
Weighted-average shares outstanding - (in thousands)
Basic	76,139	75,487	77,532
Diluted	76,826	76,276	78,319

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011

	($ in millions)

Net income	$169.3	$182.9	$121.0
Other comprehensive (loss) income
Foreign currency translation adjustments	(18.8)	10.4	(65.1)
Unrealized gain (loss) on derivatives - net of tax (benefit) expense of ($0.1), $0.0 and $0.2 for 2013, 2012 and 2011, respectively	0.3	(0.1)	(0.5)
Pension and other postretirement benefit plans - net of tax (benefit) expense of ($21.1), $3.7 and $19.1 for 2013, 2012 and 2011, respectively
Amortization of prior service cost and net actuarial loss included in net periodic costs	5.6	5.7	1.8
Curtailment / settlement	9.2	-	-
Benefit plan amendments	(0.6)	-	0.3
Net actuarial gain (loss) arising during the year	19.6	(12.3)	(35.1)
Total other comprehensive income (loss)	15.3	3.7	(98.6)
Total comprehensive income	184.6	186.6	22.4
Comprehensive income attributable to noncontrolling interest	(0.3)	(3.5)	(0.2)
Comprehensive income attributable to Dresser-Rand	$184.3	$183.1	$22.2

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$190.4	$122.8
Restricted cash	8.1	17.6
Accounts receivable, less allowance for losses of $9.1 at 2013 and $9.6 at 2012	727.4	565.9
Inventories, net	716.0	552.5
Prepaid expenses and other	68.8	66.7
Deferred income taxes, net	25.2	30.5
Total current assets	1,735.9	1,356.0
Property, plant and equipment, net	472.3	466.9
Goodwill	927.6	911.3
Intangible assets, net	479.0	506.9
Deferred income taxes	11.8	14.9
Other assets	111.2	98.0
Total assets	$3,737.8	$3,354.0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$729.1	$600.4
Customer advance payments	164.5	282.3
Accrued income taxes payable	36.1	44.4
Short-term borrowings and current portion of long-term debt	40.1	35.9
Total current liabilities	969.8	963.0
Deferred income taxes	55.4	35.8
Postemployment and other employee benefit liabilities	74.0	142.8
Long-term debt	1,246.9	1,014.9
Other noncurrent liabilities	90.3	102.6
Total liabilities	2,436.4	2,259.1
Commitments and contingencies (Note 16)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,293,924 and 75,675,854 shares issued and
outstanding at December 31, 2013 and December 31, 2012, respectively	0.8	0.8
Additional paid-in capital	162.4	140.5
Retained earnings	1,253.0	1,084.6
Accumulated other comprehensive loss	(118.8)	(134.7)
Total Dresser-Rand stockholders' equity	1,297.4	1,091.2
Noncontrolling interest	4.0	3.7
Total stockholders' equity	1,301.4	1,094.9
Total liabilities and stockholders' equity	$3,737.8	$3,354.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011

	($ in millions)
Cash flows from operating activities
Net income	$169.3	$182.9	$121.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	92.3	85.5	78.9
Deferred income taxes	3.8	8.6	20.8
Stock-based compensation	25.9	28.4	19.8
Excess tax benefits from stock-based compensation	(6.8)	(4.1)	(4.4)
Amortization of debt financing costs	3.4	3.9	11.7
Provision for losses on inventory	2.2	3.1	(0.6)
Fixed asset impairment of cogeneration facilities	40.0	-	-
Loss on sale of property, plant and equipment	0.6	3.6	0.7
Loss from equity investments	5.6	2.1	2.6
Changes in working capital and other, net of acquisitions
Accounts receivable, net	(164.6)	(85.0)	(106.5)
Inventories	(162.3)	(140.9)	(85.2)
Prepaid expenses and other	(5.2)	0.4	(22.7)
Accounts payable and accruals	116.4	(7.8)	76.5
Customer advances	(123.0)	3.8	18.5
Taxes payable	(16.0)	21.5	(44.0)
Pension and other post-retirement benefits	(12.8)	16.4	47.8
Other	(35.6)	(29.6)	(26.8)
Net cash (used in) provided by operating activities	(66.8)	92.8	108.1
Cash flows from investing activities
Capital expenditures	(82.6)	(73.3)	(50.8)
Proceeds from sales of property, plant and equipment	2.4	0.9	0.5
Acquisitions, net of cash acquired	-	(48.8)	(283.5)
Other investments	(13.4)	(15.3)	(14.7)
Decrease in restricted cash balances	10.1	12.4	2.5
Net cash used in investing activities	(83.5)	(124.1)	(346.0)
Cash flows from financing activities
Proceeds from exercise of stock options	4.1	2.8	5.9
Proceeds from borrowings	2,303.1	717.9	1,490.1
Excess tax benefits from stock-based compensation	6.8	4.1	4.4
Repayments of borrowings	(2,075.1)	(697.1)	(1,032.6)
Repurchase of common stock	(1.5)	-	(505.0)
Payments for debt financing costs	(5.1)	(0.5)	(16.1)
Net cash provided by (used in) financing activities	232.3	27.2	(53.3)
Effect of exchange rate changes on cash and cash equivalents	(14.4)	(1.3)	(1.4)
Net increase (decrease) in cash and cash equivalents	67.6	(5.4)	(292.6)
Cash and cash equivalents, beginning of period	122.8	128.2	420.8
Cash and cash equivalents, end of period	$190.4	$122.8	$128.2

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)
At December 31, 2010	$0.8	$341.9	$784.8	$(40.2)	$-	$1,087.3
Stock-based compensation	-	24.8	-	-	-	24.8
Stock repurchases	-	(505.0)	-	-	-	(505.0)
Stock issued for acquisition	-	243.5	-	-	-	243.5
Net income	-	-	120.8	-	0.2	121.0
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(65.1)	-	(65.1)
Unrealized loss on derivatives, net of tax of $0.2	-	-	-	(0.5)	-	(0.5)
Pension and other postretirement benefit plans -
net of tax of $19.1
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	1.8	-	1.8
Benefit plan amendments	-	-	-	0.3	-	0.3
Net actuarial loss arising during the year	-	-	-	(35.1)	-	(35.1)
At December 31, 2011	$0.8	$105.2	$905.6	$(138.8)	$0.2	$873.0
Stock-based compensation	-	35.3	-	-	-	35.3
Net income	-	-	179.0	-	3.9	182.9
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	10.8	(0.4)	10.4
Unrealized loss on derivatives, net of tax of $0.0	-	-	-	(0.1)	-	(0.1)
Pension and other postretirement benefit plans -
net of tax of $3.7
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	5.7	-	5.7
Net actuarial loss arising during the year	-	-	-	(12.3)	-	(12.3)
At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	23.4	-	-	-	23.4
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	168.4	-	0.9	169.3
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(18.2)	(0.6)	(18.8)
Unrealized gain on derivatives, net of tax of ($0.1)	-	-	-	0.3	-	0.3
Pension and other postretirement benefit plans -
net of tax of ($21.1)
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	5.6	-	5.6
Curtailment / settlement	-	-	-	9.2	-	9.2
Benefit plan amendments	-	-	-	(0.6)	-	(0.6)
Net actuarial gain arising during the year	-	-	-	19.6	-	19.6
At December 31, 2013	$0.8	$162.4	$1,253.0	$(118.8)	$4.0	$1,301.4

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

1.Business Activities and Certain Related Party Transactions

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

2.Summary of Significant Accounting Policies

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

Recurring Fair Value Measurements —  Fair values of the Company’s cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and customer advance payments approximate their carrying values generally due to the short-term nature of these instruments.  The Company’s financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Nonrecurring Fair Value Measurements — Fair value measurements were applied with respect to the Company’s nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of intangible assets, other long-lived assets and other assets acquired and liabilities assumed, including contingent consideration related to purchased businesses in business combinations and valuations of long-lived assets that are impaired.

Fair Value of Financial Instruments — Financial instruments consist principally of foreign currency derivatives, interest

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

rate swaps, tradable emission allowances and fixed rate long-term debt.

Input levels used for fair value measurements are as follows:

Input
Description	Disclosure	Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note 3	Level 3	Not applicable	Income approach using projected results and weighted-average cost of capital
Financial derivatives	Note 15	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable
Tradable emission allowances	Note 15	Level 1	Not applicable	Not applicable
Long-term debt (disclosure only)	Note 11	Level 2	Quoted prices in markets that are not active	Not applicable
Impairment of long-lived assets	Note 25	Level 3	Not applicable	Income approach using projected results and weighted-average cost of capital

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted as to withdrawal or usage. The nature of restrictions includes restrictions imposed by financing agreements such as debt service reserves. The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $8.1 and $16.5 at December 31, 2013 and 2012, respectively, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

Allowance for Losses on Receivables

The Company establishes an allowance for losses on receivables by applying specified percentages to the adjusted receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due so that accounts in excess of 360 days past due are initially considered for a 100% reserve. The allowance is further adjusted for specific customer accounts that have aged but collection is determined to be probable and accounts that have become past due but collection is determined to be doubtful due to insolvency, disputes or other collection issues as identified by the Company.

Inventories, net

Inventories are stated at the lower of cost (generally first-in first-out or average) or market (estimated net realizable value). Cost includes labor, materials and facility overhead. A provision is also recorded for slow-moving, obsolete or unusable inventory. Customer progress payments are credited to inventory and any payments in excess of our related investment in inventory are recorded as customer advance payments in current liabilities. Company progress payments to suppliers are included in work-in-process.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of buildings and improvements range from five years to 40 years; the useful lives of machinery and equipment range from three years to 10 years. Maintenance and repairs are expensed as incurred.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

Capitalized Interest

The Company capitalizes interest costs for qualifying construction and upgrade projects. Capitalized interest costs were not material for the years ended December 31, 2013, 2012 and 2011, respectively.

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. The amounts capitalized were not material for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill & Intangible Assets

Goodwill has an indefinite life and is not amortized, but is tested for impairment at least annually. The Company has recorded goodwill in connection with its acquisition by First Reserve in 2004, as well as its acquisitions of other companies.  The Company performs its annual impairment assessment at the reporting unit level for each reporting unit that carries a balance of goodwill.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test described below.  If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is performed.  Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for a quantitative impairment test of goodwill for a reporting unit.

The Company’s goodwill impairment assessment is performed at August 31, or more frequently if events or circumstances arise which indicate that goodwill may be impaired.  For instance, a decrease in the Company’s market capitalization below book value, a significant change in business climate, as well as the qualitative indicators reference above, may trigger the need for interim impairment testing of goodwill for one or all of its reporting units.

The Company determined  a qualitative analysis was appropriate for its aftermarket parts and services reporting unit.  In its qualitative analysis, the Company considered factors such as the industry, buyer and supplier bargaining power, market size and share, operating margin consistency and other economic factors.

The Company utilized a quantitative impairment test for the new units reporting unit.  The first step of the quantitative test involves comparing the fair value of each of the Company’s reporting units with its carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a second step is performed.  The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

The Company determines the fair value of its reporting units using a discounted cash flow valuation approach.  Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions.  Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others.  The Company believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.  Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Cash flow projections are derived from operating forecasts, which are evaluated by management.  Subsequent period cash flows are

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA).

The following table presents the significant estimates used by management in determining the fair value of the Company’s reporting units at August 31, 2013:

Years of cash flows before terminal value	7
Terminal growth rate	2.5%
Weighted average cost of capital	14.0%

Management also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of the Company’s new units reporting unit, the results of the assessment did not change.  However, circumstances such as market declines, unfavorable economic conditions, or other factors could impact the valuation of goodwill in future periods.

The Company amortizes its other intangible assets with finite lives over their estimated useful lives. See Note 8 for additional details regarding the components and estimated useful lives of intangible assets.

Income Taxes

The Company determines the consolidated provision for income taxes for its operations on a legal entity, jurisdiction-by-jurisdiction basis. Deferred taxes are provided for operating losses, tax credit carryforwards and temporary differences between the tax bases of assets and liabilities. The deferred tax amounts included in the consolidated financial statements are measured by the enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established on the deferred tax assets when it is more-likely-than-not that all or a portion of the asset will not be realized.

Uncertain tax positions are recognized in the financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeal and litigation processes based on the technical merits of the position and, if recognized, are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax expense as interest expense and estimated tax penalties as non-operating expenses.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

Multiple-element arrangements

A substantial portion of our arrangements are multiple-element revenue arrangements or contracts, which may include any combination of designing, developing, manufacturing, modifying and commissioning complex products to customer specifications and providing services related to the performance of such products. These contracts often can take up to fifteen months to complete. Provided that the separate deliverables have value to the client on a stand-alone basis, we use the selling price hierarchy described below to determine how to separate multiple-element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•Vendor-specific objective evidence.

•Third-party evidence if vendor-specific objective evidence is not available.

•Estimated selling price determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis if neither vendor-specific objective evidence nor third-party evidence is available.

Our sales arrangements do not include a general right of return of the delivered unit(s). If it is determined that the separate deliverables do not have value on a stand-alone basis, the entire arrangement is accounted for as one unit of accounting, which results in revenue being recognized when the last unit is delivered based on the revenue recognition policy described above.

Percentage of completion

We also enter into certain large contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-Type Contracts and utilize the percentage of completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients on these projects typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage of completion revenue represents approximately 6.5% and 0.8% of consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

Under the percentage of completion method, revenue is recognized as work on a contract progresses.  For each contractual arrangement that qualifies for the percentage of completion method of accounting, the Company recognizes revenue, cost of sales and gross profit in the amounts that are equivalent to a percentage of the total estimated contract sales value, estimated cost of sales and estimated gross profit to be achieved upon completion of the project.  This percentage is generally determined by dividing the cumulative amount of labor costs and labor converted material costs incurred to date by the sum of the cumulative costs incurred to date plus the estimated remaining costs to be incurred in order to complete the contract.  Preparing these estimates is a process requiring judgment, as described below.  Factors influencing these estimates include, but are not limited to, historical performance trends, inflationary trends, productivity and labor disruptions, availability of materials, claims, change orders and other factors as set forth in Item 1A, Risk Factors, above.  In the event that the Company experiences changes in estimated revenues, cost of sales and gross profit, they would be recognized using a cumulative catch-up adjustment that recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s updated percentage of completion.

We apply the percentage of completion method of accounting to agreements when the following conditions exist:

•The costs are reasonably estimable;

•The contract includes provisions that clearly specify the enforceable rights regarding products and services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

•The customer can be expected to satisfy all obligations under the contract; and

•We expect to perform all of our contractual obligations.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

Cost of revenue for our construction-type contracts includes contract costs, such as materials and labor, and indirect costs that are attributable to contract activity.  Generally, we bill our customers based on advance billing terms or completion of certain contract milestones.  Cumulative costs and estimated earnings recognized to date in excess of cumulative billings are included in accounts receivable on the consolidated balance sheet.  Cumulative billings in excess of cumulative costs and estimated earnings recognized to date are included in accounts payable and accruals on the consolidated balance sheet.

We estimate the future costs and estimated gross profit that will be incurred related to sales arrangements to determine whether any arrangement will result in a loss. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified.

Business interruption insurance recoveries

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

Research and Development and In-Process Research and Development Costs

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

The Company recognizes all derivatives used in hedging activities as assets or liabilities on the balance sheet at fair value. Any properly documented effective portion of a cash flow hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from stockholders’ equity are classified in accordance with income statement treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instrument’s fair value change is immediately recorded in the Consolidated Statement of Income. Classification in the Consolidated Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the income statement classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge for accounting purposes, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income in other expense, net. Except for the interest rate swap, the derivative financial instruments in existence at December 31, 2013 and 2012, were not designated as hedges for accounting purposes.

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

New Accounting Standards

Effective January 1, 2013, the Company adopted FASB Accounting Standards Update (“ASU”) 2012-02, Intangibles ― Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments in ASU 2012-02 also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  In accordance with the amendments in ASU 2012-02, an entity has an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2013, the Company adopted FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in ASU 2013-02 are intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements. The required disclosures have been included in Note 21, Accumulated Other Comprehensive Income (Loss) (“AOCI”) of these financial statements.

Effective January 1, 2013, the Company adopted FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The amendments in ASU 2013-01 require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The enhanced disclosures are intended to enable users of an entity’s financial statements to understand and evaluate the effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements. The required disclosures have been included in Note 15, Financial Instruments of these financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. In accordance with the amendments, an entity will measure the obligation as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 also require an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The amendments in ASU 2013-05 resolve the diversity in practice in applying Subtopic 810-10, Consolidation, and Subtopic 830-30, Foreign Currency Matters, when a reporting entity ceases to have a controlling financial interest in a subsidiary within a foreign entity. The amendments in ASU 2013-05 require the reporting entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment if significant influence is retained.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces.  The amendments in ASU 2013-07 are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-07 is not expected to have a material impact on the Company’s consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and the London Interbank Offered Rate. The update also removes the restriction on using different benchmark rates for similar hedges. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted.  The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2013 presentation, herein.

3. Acquisitions and Other Investments

Acquisitions

On January 4, 2012, the Company acquired Synchrony, Inc. (“Synchrony”), a technology development company with a portfolio of technologies and products including active magnetic bearings, low power, high speed motors and generators, and power electronics for clean, efficient and reliable rotating machinery.  Founded in 1993, Synchrony is headquartered in Roanoke County, Virginia, where it operates an ISO 9001 certified production facility, in-house test cells for high-speed machinery, a model shop for prototype fabrication and assembly and an on-site software integration laboratory.  Pursuant to the terms of the acquisition agreement, the Company acquired Synchrony for approximately $48.8, net of cash acquired, at which time Synchrony became a 100%-owned indirect subsidiary of the Company.  The acquisition gives the Company the ability to integrate Synchrony’s active magnetic bearing capability into its product development process and to offer oil-free solutions in high speed rotating equipment applications, the benefits of which include reduced footprint and weight of the application and more environmentally-friendly applications. The agreement included the potential for additional contingent consideration of up to a maximum of $10.0 based on technical milestones and business performance.  As of December 31, 2013, the Company had made all contractually required contingent consideration payments totaling $4.7 to the sellers of Synchrony.

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

Goodwill from each of the acquisitions principally resulted from expected synergies from combining the operations of the acquired businesses and the Company.  A portion of the goodwill associated with the Guascor acquisition may be amortized for income tax purposes over a period of not less than five years.  Due to the delayed implementation of certain

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

tax planning strategies, the amount of goodwill amortization that may be deductible for income tax purposes has not yet been determined.  The amortization of goodwill related to the acquisition of Synchrony is not deductible for income tax purposes.

The acquisition price was allocated to the fair values of assets acquired and liabilities assumed as follows:

	Acquisitions
	Synchrony	Guascor
	2012	2011

Cash and cash equivalents	$0.1	$21.7
Restricted cash	-	36.6
Accounts receivable	2.1	79.3
Inventory	1.5	41.9
Prepaid expenses	0.1	21.1
Total current assets	3.8	200.6
Property, plant and equipment	2.2	206.9
Amortizable intangible assets	22.9	136.5
Goodwill	26.3	452.7
Other assets	0.6	21.4
Total assets acquired	55.8	1,018.1
Accounts payable and accruals	2.6	141.7
Customer advance payments	-	9.0
Accrued income taxes payable	-	3.1
Current portion of long-term debt	-	98.8
Long-term debt	-	154.6
Other noncurrent liabilities	-	67.7
Total liabilities assumed	2.6	474.9
Purchase price	53.2	543.2
Fair value of contingent consideration (non-cash)	(4.3)	5.5
Fair value of Dresser-Rand common stock as partial consideration	-	(243.5)
Cash acquired	(0.1)	(21.7)
Cash paid	$48.8	$283.5

Acquired intangible assets consist principally of existing technology, customer relationships, trade names and non-compete agreements.

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

Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

of Texas.  The Company will manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel. As of December, 31, 2013, the Company had invested a total of $5.0 for a 10.0% ownership interest in Bethel.  The remaining 90.0% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    In determining whether the Company should consolidate Bethel, the Company considered that its board participation and ownership interest would not give the Company the power to direct the activities of Bethel and, consequently, would not result in the Company being the primary beneficiary. The investment in Bethel is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $5.0 at December 31, 2013.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications.  The Company also received an option to acquire the outstanding shares of Echogen, which expired unexercised on February 14, 2013, and certain broad license rights in certain of the Company’s key markets. The Company will pay Echogen a royalty based on future equipment sales in these markets.  Aggregate minimum royalties of $6.0 must be paid in the first five years of commercialization, which has not begun, regardless of the amount of revenues generated, or the license will terminate.  As of December 31, 2013, the Company had invested a total of $23.0 for a 35.5% noncontrolling interest in Echogen.  In determining whether the Company should consolidate Echogen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $17.1 at December 31, 2013.

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

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.  In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment.  The option is exercisable at any time through November 10, 2014. The Company has made investments totaling $34.4, which have resulted in an aggregate noncontrolling interest of 42.2% at December 31, 2013.  The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $29.7 at December 31, 2013.

4.Earnings Per Share

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

effect of non-vested shares of common stock issued. The calculation of diluted income per share of common stock excludes the potential exercise of anti-dilutive options. Following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating basic and diluted income per share:

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Dresser-Rand	$168.4	$179.0	$120.8
Weighted-average common shares outstanding:
(In thousands)
Basic	76,139	75,487	77,532
Dilutive effect of stock-based compensation awards	687	789	787
Diluted	76,826	76,276	78,319
Net income per share:
Basic	$2.21	$2.37	$1.56
Diluted	$2.19	$2.35	$1.54

5.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	December 31,
	2013	2012

Costs incurred on uncompleted contracts	$195.5	$35.0
Estimated earnings	52.4	15.5
	247.9	50.5
Less: billings to date	(162.7)	(33.4)
	$85.2	$17.1
Costs and estimated earnings in excess of billings	$98.1	$17.1
Billings in excess of costs and estimated earnings	(12.9)	-
	$85.2	$17.1

6. Inventories, net

Inventories were as follows:

	December 31,
	2013	2012

Raw materials	$71.0	$59.3
Finished parts	262.4	203.1
Work-in-process	845.9	707.9
	1,179.3	970.3
Less: progress payments from clients	(463.3)	(417.8)
Inventories, net	$716.0	$552.5

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $129.0 and $101.1 at December 31, 2013 and 2012, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $30.7 and $31.6 at December 31, 2013 and 2012, respectively.

7. Property, plant and equipment

Property, plant and equipment were as follows:

	December 31,
	2013	2012
Cost:
Land	$33.1	$31.0
Buildings and improvements	261.4	213.2
Machinery and equipment	479.0	484.1
	773.5	728.3
Less: accumulated depreciation	(301.2)	(261.4)
Property, plant and equipment, net	$472.3	$466.9

Depreciation expense was $63.4,  $56.1 and $45.9 for the years ended December 31, 2013, 2012 and 2011, respectively.

The costs above have been reduced for an impairment charge associated with the suspension of operations at our six pig manure treatment facilities in Spain.  See Note 25 for additional details regarding the fixed asset impairment charge.

8.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$120.0	$24.2	39 years	$119.0	$20.9
Customer relationships	333.2	79.4	32 years	331.7	65.9
Non-compete agreements	5.5	5.0	3 years	5.4	3.8
Existing technology	160.6	55.3	23 years	161.6	48.0
Contracts and purchase agreements	10.2	1.4	11 years	11.1	1.0
Software	28.7	26.3	10 years	30.6	25.0
In-process research and development	12.7	0.3	10 years	12.1	-
Total amortizable intangible assets	$670.9	$191.9		$671.5	$164.6

Intangible asset amortization expense was $28.9, $29.4 and $33.0 for the years ended December 31, 2013, 2012 and 2011, respectively.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $29.0 in 2014, $25.4 in 2015, $24.8 in 2016, $24.7 in 2017 and $24.3 in 2018.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The following table represents the changes in goodwill in total and by segment (see Note 22 for additional segment information):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2011	$442.6	$427.2	$869.8
Acquisitions	26.3	-	26.3
Foreign currency adjustments	7.8	7.4	15.2
Balance, December 31, 2012	476.7	434.6	911.3
Foreign currency adjustments	11.7	4.6	16.3
Balance, December 31, 2013	$488.4	$439.2	$927.6

9.Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2013	2012

Accounts payable	$404.5	$361.5
Accruals:
Payroll and benefits	67.7	71.6
Taxes other than income	49.4	39.3
Major inventory purchases	27.7	-
Warranties	21.4	20.1
Third-party commissions	21.4	19.3
Refundable payments related to cogeneration facilities	22.3	-
Billings in excess of costs and estimated earnings	12.9	-
Interest	11.8	12.8
Legal, audit and consulting	7.6	8.3
Insurance and claims	7.2	7.7
Pension and postretirement benefits	4.5	5.2
Forward exchange contracts	16.3	3.8
Other	54.4	50.8
Total accounts payable and accruals	$729.1	$600.4

10.Income taxes

Income before income taxes was generated within the following jurisdictions:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
United States	$98.7	$92.5	$52.8
Foreign	158.8	183.2	131.1
Total	$257.5	$275.7	$183.9

The provision for income taxes was as follows:

	Year Ended December 31,
	2013	2012	2011
Current tax expense (benefit)
United States	$10.6	$30.7	$(4.7)
Foreign	73.8	53.5	46.8
Total current	84.4	84.2	42.1

Deferred tax expense (benefit)
United States	10.7	9.0	21.9
Foreign	(6.9)	(0.4)	(1.1)
Total deferred	3.8	8.6	20.8
Total provision for income taxes	$88.2	$92.8	$62.9

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Year Ended December 31,
	2013	2012	2011

U.S. statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign operations	(12.6)	(4.2)	(3.6)
State and local income taxes, net of U.S. tax	1.2	1.1	1.2
Valuation allowances	9.1	1.9	2.8
Spanish tariff regulations valuation allowance	5.0	-	-
Export / manufacturing deductions	(0.8)	(0.9)	-
Qualifying advanced energy credit	-	(0.3)	(1.8)
Research and experimentation credit	(2.6)	(0.2)	(1.6)
Other	(0.1)	1.3	2.2
Effective tax rate	34.2%	33.7%	34.2%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Beginning balance	$14.3	$13.8	$4.1
Additions based on tax positions related to current year	3.5	0.8	0.7
Additions based on tax positions related to prior year	2.1	1.3	1.9
Tax benefits acquired or assumed in a business combination	-	-	10.4
Settlements	(1.2)	(1.6)	(3.2)
Lapse in statute of limitations	(0.5)	(0.2)	-
Foreign currency adjustments	0.5	0.2	(0.1)
Ending balance	$18.7	$14.3	$13.8

As of December 31, 2013, 2012 and 2011, the total liability for unrecognized tax benefits was $18.7, $14.3 and $13.8, respectively, all of which would affect the Company’s effective tax rate if recognized. For the year ended December 31, 2013, the Company recognized $4.7 of expense related to uncertain tax positions in the consolidated statement of income. We do not anticipate a material change to our uncertain tax positions during 2014. The Company’s policy is to recognize accrued interest on estimated future required tax payments on unrecognized tax expense as interest expense and any estimated tax penalties as non-operating expenses. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years
Brazil	2008 - 2013
Canada	2008 - 2013
France	2013
Germany	2007 - 2013
India	2005 - 2013
Italy	2009 - 2013
Malaysia	2006 - 2013
Netherlands	2009 - 2013
Nigeria	2010 - 2013
Norway	2006 - 2013
Spain	2009 - 2013
United Kingdom	2007 - 2013
United States	2010 - 2013
Venezuela	2009 - 2013

Any material tax amounts due from examination of Guascor locations for tax periods prior to May 4, 2011, are subject to indemnification under an agreement with the sellers of Guascor.

A summary of the tax effect of temporary differences that create the deferred tax accounts follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	December 31,
	2013	2012

Deferred tax liabilities
Depreciation and amortization	$118.5	$125.4
Deferred tax assets
Investment, research and experimentation and other credit carryforward, net	$(30.8)	$(26.1)
Inventories and receivables	(21.1)	(17.2)
Foreign tax credit carryforward	(4.7)	(9.0)
Other accrued expenses	(12.0)	(6.9)
Tax net operating loss carryforwards	(107.2)	(86.1)
Pension and employee benefits	(41.9)	(66.7)
Total deferred tax assets	(217.7)	(212.0)
Valuation allowances	121.2	83.6
Net deferred tax assets	(96.5)	(128.4)
Total net deferred tax liability (asset)	$22.0	$(3.0)

Presented on the consolidated balance sheet as:
Current deferred tax assets	$(25.2)	$(30.5)
Current deferred tax liabilities	3.6	6.6
Noncurrent deferred tax assets	(11.8)	(14.9)
Noncurrent deferred tax liabilities	55.4	35.8
Total net deferred tax liability (asset)	$22.0	$(3.0)

We operate in numerous countries and tax jurisdictions around the world and there is no assurance that future tax audits will not result in significant tax adjustments. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

As of December 31, 2013 and 2012, net operating loss carryforwards (“NOLs”) of approximately $371.1 and $295.0, respectively, were available to offset future taxable income in certain foreign jurisdictions. If not utilized, these NOLs will begin to expire in 2014. Also, as of December 31, 2013 and 2012, research and experimentation and other tax credits of $30.8 and $26.1, respectively, were available to reduce future foreign income tax liabilities. These tax credits can be carried forward indefinitely. Foreign tax credits as of December 31, 2013 and 2012, were $4.7 and $9.0, respectively. If not utilized, these credits will begin to expire in 2023.   Valuation allowances as of December 31, 2013 and December 31, 2012, of $121.2 and $83.6, respectively, have been recorded against these NOLs and certain other deferred tax assets for which it is more-likely-than-not that the tax benefits will not be realized. Forecasted and historical book earnings, tax deductible goodwill, interest expense related to the acquisition and deferred tax liabilities established as a result of acquisition accounting were all used to determine the amount of valuation allowance necessary to reflect the realizability of the related deferred tax assets.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. As required by U.S. GAAP, a $4.4 benefit was reflected in the year ended December 31, 2013 as a discrete event.  Furthermore, no benefits were reflected in 2012 and the current benefits are being reflected in 2013, affecting the comparability of the 2012 and 2013 effective tax rates.

During the year ended December 31, 2013, our Luxembourg subsidiary paid a dividend from current earnings to the U.S. parent company of $47.5, generating U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $10.6.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The impact of these credits and related reserves on the effective tax rate for the year ended December 31, 2013, is a benefit of 3.4%.

We have reached a settlement with the French tax authorities on an uncertain tax position related to our French operations.  Consequently, the estimated liability for uncertain tax positions of approximately $2.3 has been released and a corresponding current tax liability has been recorded for $1.2.  The net impact to the effective tax rate for the year ended December 31, 2013, is an increase of 0.4%.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  Had this amount been deductible, our effective tax rate would have been 0.4% lower for the year ended December 31, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2014 and 2015, respectively, subject to potential extensions.  For the years ended December 31, 2013, 2012 and 2011, the impact of these tax holiday arrangements lowered income tax expense by $9.1  ($0.12 per diluted share),  $2.1  ($0.03 per diluted share) and $3.8  ($0.05  per diluted share), respectively.

Except for the dividends of 2013 earnings declared by our Luxembourg subsidiary described above, management has decided to permanently reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any permanently reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.  As of December 31, 2013, the Company has accumulated undistributed foreign earnings of approximately $411.1.

11.Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
Amended Credit Facility	$884.5	$615.6
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank overdraft facility	4.6	-
Other indebtedness	22.9	60.2
Total debt	1,287.0	1,050.8
Less: current portion	(40.1)	(35.9)
Total long-term debt	$1,246.9	$1,014.9

As of December 31, 2013, the maturities of our debt for each of the five years after 2013 and thereafter are as follows:

2014	$40.1
2015	23.6
2016	20.8
2017	20.7
2018	805.2
Thereafter	376.6
$1,287.0

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

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

The Amended Credit Facility is comprised of revolving credit facilities, reflecting the newly increased $1,100.0 commitment and the existing €50.0 commitment, and a term loan facility comprised of tranche A and tranche B term loans denominated in U.S. dollars and euros, respectively. The term loans are subject to amortization in quarterly installments equal to $2.0, with respect to the tranche A term loans, and $3.0, with respect to the tranche B term loans. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on September 30, 2018. At December 31, 2013, total outstanding borrowings under the Amended Credit Facility amounted to $884.5, of which $588.8 was outstanding under the revolving credit facilities and $295.7 was outstanding under the term loan facility. The Company had issued $85.5 in letters of credit under the revolving credit facility at December 31, 2013. In addition to these letters of credit, $221.1 of letters of credit and bank guarantees was outstanding at December 31, 2013, which were issued by banks offering uncommitted lines of credit.

The Amended Credit Facility bears interest, at the Company’s election, at either (a) a rate equal to an applicable margin ranging from 1.75% to 2.50%, depending on the Company’s leverage ratio, plus a LIBOR rate or (b) a rate equal to an applicable margin ranging from 0.75% to 1.50%, depending on the Company’s leverage ratio, plus a base rate as defined in the facility.

In addition to paying interest on outstanding principal under the Amended Credit Facility, the Company is required to pay a commitment fee under the revolving credit facility for unutilized commitments, and fees for outstanding performance and financial letters of credit.  These fee amounts depend on the Company’s leverage ratio and range from 0.375% to 0.50% per annum.

The Amended Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Amended Credit Facility at any time without premium or penalty, other than customary breakage costs. The Amended Credit Facility contains normal and customary covenants, including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s 6 ½% Senior Subordinated Notes that would be materially adverse to lenders and pay dividends and distributions or repurchase capital stock. The Amended Credit Facility also provides for customary events of default. The Company was in compliance with the Amended Credit Facility debt covenants at December 31, 2013.

In connection with executing the Amended Credit Facility, the Company incurred fees of $5.1, which are being amortized utilizing the effective interest method over the term of the Amended Credit Facility.  Fees totaling $3.4 were amortized to earnings for fiscal year ended December 31, 2013.  Included in interest expense were commitment and letter of credit fees of $2.8, $4.7 and $5.5 for the years ended December 31, 2013, 2012 and 2011, respectively.

Bank Overdraft Facility

The Company is party to a $20.0 bank overdraft facility that bears interest at a maximum of the bank’s base rate, plus 2.5% per annum.

Senior Subordinated Notes

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The Company has issued $375.0 in aggregate principal amount of Senior Subordinated Notes, which bear interest at a rate of 6 1/2% per annum. The 6 1/2% Senior Subordinated Notes mature on May 1, 2021. The Company may redeem any of the 6 1/2% Senior Subordinated Notes beginning on May 1, 2016, at a redemption price of 103.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on May 1, 2019. Prior to May 1, 2016, the Company may redeem the 6 1/2% Senior Subordinated Notes at a redemption price of 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. Prior to May 1, 2014, the Company may redeem up to 35% of the 6 1/2% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the notes plus accrued interest.

The 6 1/2% Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank junior to the Company’s Senior Secured Credit Facility. The 6 1/2% Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. The Company was in compliance with the 6 1/2% Senior Subordinated Notes debt covenants at December 31, 2013.

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6½% senior subordinated notes due May 2021	$375.0	$400.5	$375.0	$399.1

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

Other Indebtedness

Bank Loans

The Company is party to various bank loans in Italy with a total outstanding principal balance of $0.5 at December 31, 2013. Interest rates for borrowings in Italy range from EURIBOR plus 1.70% to 1.80% per annum.   At December 31, 2012, the outstanding principal balance of bank loans totaled $3.8.

Project Financing Arrangements

Approximately $10.0 of the outstanding project financing balance of $13.3 at December 31, 2013 (bearing interest at the six-month EURIBOR rate plus 1.25% per annum), is associated with pig manure treatment facilities in Spain. Approximately $3.3 of the outstanding project financing balance is related to the design, construction and development of a mini-hydroelectric power generation plant in Brazil, and bears interest at the Brazilian Long Term Rate (“TJLP”) plus 6.0% per annum. Each financing arrangement is senior to all other debt on the related project and is generally collateralized by the assets of the project and the stock of the subsidiary borrower. At December 31, 2012, the outstanding balance related to project financing arrangements was $24.9.

Subsidized Loans

The Company is party to non-interest bearing subsidized loans from the Ministry of Science and Technology in Spain, the Center for the Development of Industrial Technology in Spain and other similar government agencies. The subsidized loans totaled $5.4 at December 31, 2013. The Company imputed interest on the subsidized loans utilizing the effective interest method for the year ended December 31, 2013. The imputed interest rate was approximately 8.74% for the year ended December 31, 2013. At December 31, 2012, the outstanding balance of subsidized loans was $9.5.

Other Notes Payable

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Other notes payable consist of notes with third parties with varying payment features. The Company is party to a participating loan that bears interest at the six-month EURIBOR rate plus 1.25% per annum. To the extent there is net income, interest accrues based on the financial results of one pig manure treatment plant. The participating loans totaled $1.4 at December 31, 2013.  At December 31, 2012, approximately $22.0 of other notes payable was outstanding.

12. Pension Plans

Defined Benefit Plans

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Information regarding our pension plans is as follows as of, and for the years ended, December 31:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Change in projected benefit obligations
Benefit obligation at beginning of the period	$314.2	$286.2	$159.8	$141.0
Service cost	3.8	3.8	5.6	5.3
Interest cost	11.6	12.8	6.4	6.7
Employee contributions	-	-	0.2	0.2
Expenses paid	(1.0)	(0.9)	(0.1)	(0.3)
Actuarial (gain) loss	(28.8)	26.4	17.2	6.8
Curtailment / settlement	-	-	(43.4)	-
Plan amendments	0.9	-	-	-
Benefits paid	(14.7)	(14.1)	(6.3)	(6.9)
Foreign currency adjustments	-	-	(1.1)	7.0
Benefit obligation at end of the period	$286.0	$314.2	$138.3	$159.8

Change in plan assets
Fair value at beginning of the period	$219.2	$196.5	$130.9	$112.3
Actual return on assets	31.9	24.5	10.0	11.7
Settlements	-	-	(26.8)	-
Company contributions	11.5	13.2	10.1	8.1
Employee contributions	-	-	0.2	0.2
Expenses paid	(1.0)	(0.9)	(0.1)	(0.3)
Benefits paid	(14.7)	(14.1)	(6.3)	(6.9)
Foreign currency adjustments	-	-	(0.2)	5.8
Fair value of assets at end of the period	$246.9	$219.2	$117.8	$130.9

Amounts recognized in the balance sheet consist of:
Current liabilities	$0.6	$0.7	$1.7	$1.5
Noncurrent liabilities	38.5	94.3	18.8	27.4
Total balance sheet liability	$39.1	$95.0	$20.5	$28.9

Amounts recognized in accumulated other
comprehensive loss consists of:
Cumulative net actuarial loss	$52.6	$104.9	$18.0	$17.5
Cumulative prior service cost	0.8	-	1.0	1.3
Total	$53.4	$104.9	$19.0	$18.8

In 2013, the Company amended its Norwegian defined benefit pension plan to discontinue the benefits, which resulted in a curtailment, and concurrently converted the plan to a defined contribution plan, that was considered a plan settlement.  As a result, the Company recognized a $3.6 gain in the consolidated statement of income during the year ended December 31, 2013.

The components of the net pension expense and amounts recognized in the Consolidated Statement of Comprehensive Income include the following for the years ended December 31:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Net pension expense
Service cost	$3.8	$3.8	$3.3	$5.6	$5.3	$4.8
Interest cost	11.6	12.8	12.8	6.4	6.7	7.4
Expected return on plan assets	(16.1)	(14.9)	(14.5)	(6.9)	(6.9)	(7.4)
Amortization of net actuarial loss	7.8	7.2	2.2	0.4	0.6	0.3
Curtailment / settlement	-	-	-	(3.6)	-	-
Amortization of prior service cost	-	0.3	1.4	0.1	(0.1)	(0.2)
Net pension expense	7.1	9.2	5.2	2.0	5.6	4.9
Amounts recognized in other
comprehensive (income) loss
Net actuarial (gain) loss	(44.5)	16.7	51.4	14.0	2.1	1.2
Prior service cost	0.9	-	(0.5)	-	-	-
Amortization of net actuarial loss	(7.8)	(7.2)	(2.2)	(0.4)	(0.6)	(0.3)
Curtailment / settlement	-	-	-	(13.0)	-	-
Amortization of prior service cost	-	(0.3)	(1.4)	(0.1)	0.1	0.2
Total recognized in other
comprehensive (income) loss	(51.4)	9.2	47.3	0.5	1.6	1.1
Total recognized	$(44.3)	$18.4	$52.5	$2.5	$7.2	$6.0

The weighted-average assumptions used for benefit obligations and net periodic pension cost is as follows as of, and for the years ended, December 31:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions
used for benefit obligations:
Discount rate	4.70%	3.80%	4.60%	4.07%	4.15%	4.76%
Rate of compensation increase	0.13%	0.13%	0.15%	2.58%	2.51%	2.69%
Weighted-average assumptions
used for net periodic pension cost:
Discount rate	3.80%	4.60%	5.40%	4.15%	4.76%	5.23%
Rate of compensation increase	0.13%	0.15%	0.16%	2.51%	2.69%	4.19%
Expected return on plan assets	7.50%	7.50%	7.50%	5.44%	6.09%	6.69%

The Company develops an assumed discount rate for each plan, where possible, using the yields on high-quality corporate bonds with maturities that match the forecasted cash flow requirements of the plan. In locations where a cash flow matching approach is not feasible, due to a lack of available corporate bond information, alternative methods, such as government bond yield information, are used to determine an appropriate discount rate, taking into account the duration of the plan liabilities.

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense during 2014 is estimated to be $3.0 and $0.5 for the U.S. and non-U.S. pension plans, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows at December 31:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Projected benefit obligation	$286.1	$314.1	$31.1	$56.0
Accumulated benefit obligation	286.1	314.1	27.1	47.0
Fair value of plan assets	247.0	219.2	11.2	24.5

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

U.S. Plans

The asset allocations of the Company’s U.S. pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$3.6	$-	$3.6	$-
U.S. large-cap equities	67.8	67.8	-	-
U.S. small-cap value equities	13.8	13.8	-	-
U.S. small-cap growth equities	12.1	12.1	-	-
International equities	39.3	-	39.3	-
U.S. fixed income (1)	60.8	60.8	-	-
Global asset allocations (2)	49.5	24.3	25.2	-
Total	$246.9	$178.8	$68.1	$-

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$2.9	$-	$2.9	$-
U.S. large-cap equities	54.5	54.5	-	-
U.S. small-cap value equities	10.8	10.8	-	-
U.S. small-cap growth equities	10.1	10.1	-	-
International equities	33.0	-	33.0	-
U.S. fixed income (1)	63.3	63.3	-	-
Global asset allocations (2)	44.6	22.1	22.5	-
Total	$219.2	$160.8	$58.4	$-

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

(1)U.S. Fixed Income: Includes investments in the broad fixed income market such as government and agency bonds, mortgage bonds, and corporate bonds. Duration of the bonds may range from short (e.g., three months or less) to very long (e.g., 12 years or longer). Credit quality of U.S. Fixed Income is generally high quality in nature (e.g., AAA to BBB) but can also include lower quality or high yield bonds (e.g., BB or lower). Common indices are the Barclays Aggregate and Citigroup Broad Investment Grade Index.

(2)Global Asset Allocations: Broadly diversified strategy where investment managers have the capacity to invest in multiple asset classes and the ability to alter asset class allocations with agreed tolerances. In some cases, there are no common indices for the assets in this asset class and typically a blended index of equities and fixed income is utilized, ex. 60% S&P 500/40% Barclays Aggregate.

Non-U.S. Plans

The asset allocations of the Company’s non-U.S. pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$0.5	$-	$0.5	$-
U.S. equities	10.4	-	10.4	-
International equities	54.6	-	54.6	-
International fixed income (1)	39.6	-	39.6	-
Insurance contracts (2)	12.7	-	-	12.7
Total	$117.8	$-	$105.1	$12.7

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$1.2	$-	$1.2	$-
U.S. equities	8.7	-	8.7	-
International equities	50.0	2.2	47.8	-
International fixed income (1)	41.5	-	41.5	-
Insurance contracts (2)	29.5	-	-	29.5
Total	$130.9	$2.2	$99.2	$29.5

(1)International Fixed Income: Includes investments in the broad fixed income market such as government and corporate bonds. Duration of the bonds usually range over 15 years. Credit quality of International Fixed Income is generally high quality in nature (e.g., AAA to A). Common indices are the FTSE UK Gilts >15 Years, iBoxx £ Non-Gilts ex BBB 15 Year + and FTSE A Index-Linked > Five Years.

(2)Insurance Contracts: Provided by insurance companies that pay benefits to retirees.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

A reconciliation of the fair value measurements of non-U.S. plan assets using significant unobservable inputs (Level 3) is as follows for the years ended December 31:

	Non-U.S. Plans
	2013	2012

Beginning balance	$29.5	$24.1
Actual return on assets	0.1	1.5
Company contributions	12.6	3.7
Foreign exchange	(2.5)	1.7
Benefit payments	(1.2)	(1.2)
Settlements	(25.8)	(0.3)
Ending balance	$12.7	$29.5

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

The Company’s policy is to contribute to the U.S. qualified plan the amount necessary to maintain benefits under the Pension Protection Act of 2006, and additional discretionary amounts, up to the limitations imposed by the applicable tax codes. Contributions to the UK pension plans are determined in agreement with the plan trustees. Contributions to funded plans in other countries are based on applicable local funding requirements. The Company currently estimates that it will contribute to its U.S. and non-U.S. pension plans approximately $10.7 and $1.7, respectively, in 2014.

During the years ended December 31, 2013, 2012 and 2011, the Company contributed approximately $1.1, $1.0 and $1.0, respectively, to two multiemployer plans that are insignificant to the Company individually and in the aggregate.

U.S. pension benefit payments are expected to be paid as follows: $16.4 in 2014, $17.0 in 2015, $17.7 in 2016, $18.4 in 2017, $19.1 in 2018 and $104.3 for the years 2019 to 2023.  Non-U.S. pension benefit payments are expected to be paid as follows: $7.0 in 2014, $6.1 in 2015, $8.1 in 2016, $7.1 in 2017, $7.4 in 2018 and $39.7 for the years 2019 to 2023.

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $18.2 for the year ended December 31, 2013, $16.5 for 2012, and $16.5 for 2011. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately  $4.0  for the year ended December 31, 2013, $3.4 for 2012, and $3.2 for 2011.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Certain key employees of the Company are eligible to participate, on a voluntary basis, in the Dresser-Rand Company Non-Qualified Deferred Compensation Retirement Plan (“Non-Qualified Plan”).  On an annual basis, eligible participants elect to defer a percentage of their eligible annual base salary and/or annual incentive payment as contributions to the Non-Qualified Plan and elect the manner in which their account balance be distributed upon termination.  The Company accounts for the deferred compensation arrangements of the Non-Qualified Plan, which are invested in mutual funds and held in a rabbi trust, separately as assets and liabilities of the Company. The assets of the Non-Qualified Plan, which are held in the rabbi trust, are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Company recorded net compensation expense adjustments to the liability of $4.0, $4.3 and $3.9 for the years ended December 31, 2013, 2012 and 2011, respectively.

13.Post-Retirement Benefits Other than Pensions

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

The post-retirement medical and life benefit coverage has been eliminated for certain future retirees, with the exception of some grandfathered employees.

Summary information on the Company’s plans was as follows:

	December 31,
	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of the period	$19.6	$18.6
Interest cost	0.8	0.8
Benefits paid	(0.6)	(0.4)
Actuarial (gains) losses	(3.4)	0.6
Unfunded benefit obligation at end of the period and consolidated balance sheet liability	$16.4	$19.6

Amounts recognized in the balance sheet:
Current liabilities	$1.3	$1.0
Noncurrent liabilities	15.1	18.6
Total consolidated balance sheet liability	$16.4	$19.6

Amounts recognized in accumulated other comprehensive income:
Cumulative net actuarial loss	$1.9	$5.9
Cumulative net prior service credit	(0.6)	(0.6)
Total	$1.3	$5.3

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net post-retirement benefit income during 2014 is estimated to be $0.2.

Benefit payments for post-retirement benefits are expected to be paid as follows: $1.3 in 2014, $1.4 in 2015, $1.4 in 2016, $1.2 in 2017, $1.1 in 2018 and $5.1 in the aggregate for the years 2019 to 2023.

The components of the net post-retirement benefit expense (income) and amounts recognized in other comprehensive loss (income) were as follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net post-retirement benefits expense (income)
Interest cost	$0.8	$0.8	$0.9
Amortization of
Net prior service credit	-	-	(1.7)
Net actuarial loss	0.6	1.0	0.9
Total post-retirement benefits expense	1.4	1.8	0.1
Amounts recognized as other comprehensive (income) loss
Net actuarial (gain) loss	(3.4)	0.6	2.9
Amortization of
Net prior service credit	-	-	1.7
Net actuarial loss	(0.6)	(1.0)	(0.9)
Total recognized in comprehensive (income) loss	(4.0)	(0.4)	3.7
Total recognized	$(2.6)	$1.4	$3.8

	Year Ended December 31,
	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	4.70%	3.80%	4.60%
Measurement date	12/31/13	12/31/12	12/31/11
Weighted-average assumptions used to determine net periodic benefit expense (income) for the years ended December 31
Discount rate	3.80%	4.60%	5.30%
Measurement date	12/31/12	12/31/11	12/31/10
Assumed health care cost trend rates
Current year trend rate	7.70%	8.30%	8.30%
Ultimate trend rate	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2034	2034	2033
Net periodic benefit cost for the year	2034	2033	2032

The Company selects the assumed discount rate using available high quality bonds with maturities and distributions that match the forecasted cash flow of the plan.

A  1% change in the medical trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2013:

	1% Increase	1% Decrease
Effect on total post-retirement benefit expense	$0.1	$(0.1)
Effect on post-retirement benefit liability	1.3	(1.1)

14.  Share Repurchases

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

On February 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $450.0 of the Company’s common stock. On August 26, 2011, the Company’s Board of Directors further authorized the repurchase of up to $150.0 of the Company’s common stock, including amounts authorized on February 10, 2011, but not yet used to repurchase common stock.

During the year ended December 31, 2011, the Company completed three accelerated stock repurchase programs utilizing all of the repurchase authority granted by the Board. The repurchases were funded from operating cash flows and borrowings under the Company’s Senior Secured Credit Facility. The total number of shares purchased was determined by dividing the purchase price by the volume-weighted-average trading prices of the Company’s shares of common stock during the applicable valuation period, minus a fixed discount. The plans were executed as follows:

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

Since September 30, 2011, the Company had no remaining authorization to repurchase shares of the Company.

15.  Financial Instruments (€ in millions)

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

The Company is party to an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.8) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at December 31, 2013 and 2012, was $0.7 and $1.0, respectively, and the related unrealized gain (loss) for the year ended December 31, 2013, 2012 and 2011, was $0.3,  ($0.1) and ($0.5), respectively.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

amounts recorded in the consolidated balance sheet would not be materially different from the presentation in the table below.  In addition, the Company does not have any cash collateral due under such arrangements.

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	December 31,
	2013	2012

Foreign currency exchange contracts assets	$5.4	$8.5

Foreign currency exchange contracts liabilities	$16.3	$3.8

The notional amount for the forward exchange contracts outstanding as of December 31, 2013, and December 31, 2012, was $546.6 and $576.6, respectively.  The net foreign currency (losses) gains recognized for forward currency contracts were $(14.7),  $7.9 and ($1.8) for the years ended December 31, 2013,  2012 and 2011, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances.  To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value.  Changes in the fair value of this liability are recorded in other (expense) income, net.  The fair value of the liability from the shortfall of tradable emission allowances was $0.1 and $0.8 at December 31, 2013 and 2012, respectively.

16.Commitments and Contingencies (£, € and R$ in millions)

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

Region 3 of the NLRB decided to proceed to complaint on only one-third of the ULP allegations asserted by the IUE, while the remaining claims were dismissed.  Notably, the NLRB found that many of the critical aspects of the Company’s negotiations with the IUE were handled appropriately, including the NLRB’s findings that the union’s strike was not an unfair labor practice strike and the Company’s declaration of impasse and its unilateral implementation of its last offer were lawful. The Company, therefore, continued to operate under a more contemporary and competitive implemented contract

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

offer while contract negotiations with the IUE continued in 2008 and 2009.  In November 2009, a collective bargaining agreement between the IUE and the Company was ratified, which agreement was renegotiated in 2013 and extended to March 2016.

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

United Kingdom (“UK”) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries' pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected.  The third-party trustee at the time action was taken believes that it had taken the appropriate steps to amend properly the plan as originally expected.  In June 2012, interpretation proceedings commenced in the English High Court to determine whether sex equalization of the plan was correctly implemented.  The Company accrued £3.0 (approximately $5.0) to address its estimate of contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.  On January 31, 2014, the High Court found that the sex equalization had been correctly implemented at the relevant time. Accordingly, the Company does not believe that it has any further financial or legal exposure relating to this matter,  eliminating the need for any accrual.

Enviroil Italia, S.p.A. (“Enviroil”) Litigation

In March 1998, Enviroil, which became an indirect wholly-owned subsidiary of the Company in May 2011, in conjunction with the acquisition of Grupo Guascor, executed an agreement with the Italian Ministry of Economic Development (“MISE”) to construct a plant in Gela, Italy, for the production of heating gas oil from exhausted oil.  In August 2007, following the completion of construction and upon commencement of the operation of the plant, an accident occurred and the plant’s operations were discontinued. In November 2008, Enviroil proposed converting the plant into a facility for the manufacturing of solar panels, and this proposal was rejected by MISE.  In January 2010, MISE issued a decree declaring Enviroil in default of the agreement and ordering Enviroil to reimburse MISE the approximately €7.0 (approximately $9.6) paid to Enviroil under the agreement, as well as sanctions, interest and other related costs.  Enviroil initiated a proceeding in the Court of Caltanissetta requesting an order to suspend the effect of the MISE decree primarily based on Enviroil’s proposed conversion of the plant.  The Court of Caltanissetta rejected Enviroil’s request by order issued in October 2010, and following an appeal by Enviroil, issued a second order in December 2010, denying the appeal.  In June 2010, while the proceedings in the Court of Caltanissetta were still pending, Enviroil also initiated proceedings before the Lazio Administrative Court requesting the revocation of the MISE decree.  In March 2011, Enviroil appealed the decree directly with MISE through an administrative procedure, and engaged in settlement negotiations with MISE. The Lazio Administrative Court held a hearing on this matter in October 2012 and issued a decision in November 2012 revoking the MISE decree issued in January 2010 and ordering MISE to reconsider the conversion proposal submitted by Enviroil in November 2008. Enviroil renewed settlement negotiations with MISE in October 2012, which concluded upon the parties reaching a settlement and entering into a settlement agreement in September 2013.  Pursuant to this settlement agreement, which has been approved by the Court of Conti, MISE agreed to waive sanctions, interest and other related costs, which the Company had previously accrued, in exchange for which Enviroil paid to MISE approximately €7.3 (approximately $10.0)

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

in satisfaction of all of MISE’s outstanding claims. Pursuant to an indemnification required in the SPA, the settlement was paid during 2013 by the sellers of Guascor directly to the counterparty.

Banco Santos Litigation

In July 2004, Guascor SA and Jaguari Energetica SA, subsidiaries of Guascor (collectively, the “GG Entities”), entered into an agreement (the “BNDES Agreement”) with the Bank of National Economic and Social Development (“BNDES”) for the construction of a power plant in Rio Grande do Sul, Brazil (the “Project”).  Pursuant to the terms of the BNDES Agreement, in August 2004, the GG Entities entered into a separate agreement (the “Banco Santos Agreement”) with Banco Santos, a Brazilian bank previously based in Sao Paulo, Brazil.  Per the terms of the Banco Santos Agreement, Banco Santos and the GG Entities agreed that: (i) in exchange for a fee paid by the GG Entities, Banco Santos would establish a reserve in favor of the GG Entities in the amount of R$3.6 (approximately $1.5) (the “Reserve”) to ensure that funds for a twelve month term would be available (if needed) by the GG Entities to fund their performance obligations under the BNDES Agreement; (ii) the GG Entities would issue twelve banking credit notes (the “Notes”) to Banco Santos (one for each of the twelve months), under which Notes the GG Entities would be obligated to make a payment to Banco Santos if the GG Entities used the applicable portion of the Reserve associated with a Note; and (iii) no portion of the Reserve would be invested by Banco Santos in any high risk investments.  The GG Entities completed the Project in December 2006 and fulfilled their obligations under the BNDES Agreement, without using any portion of the Reserve.  Accordingly, we believe that, pursuant to the terms of the Banco Santos Agreement, none of the Notes securing the Reserve became due or payable by the GG Entities to Banco Santos.

In September 2004, Banco Santos, without the knowledge or consent of the GG Entities, transferred the Reserve to its affiliates, Santos Credit Yield (“SCY”) and Santos Credit Master (“SCM,” and together with SCY, the “BS Affiliates”).  Upon the receipt of the Reserve, the BS Affiliates invested the funds in a high risk investment, resulting in the loss of the entire Reserve.  In addition, concurrently with the transfer of the Reserve, Banco Santos assigned its rights in the Notes to the BS Affiliates.  Shortly after the assignment of the Notes, Banco Santos declared bankruptcy.

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

Although we believe, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in both Declaratory Action and the BS Action, the ultimate outcome of these proceedings cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$37.5 (approximately $15.9).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.8).  In July 2012, the Company appealed the judgment and continues to believe that it will prevail on its position that no tax is owed.  The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.9).

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Lease Commitments

On December 28, 2007, the Company executed a lease transaction including a committed line of credit of up to €23.0 (approximately $31.6) that was used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010, and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is determined by reference to the EURIBOR Rate plus an applicable margin of between 1.25% and 2.50%. The initial base term of the lease expires in February 2015. At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The Company anticipates that the lease will mature in 2015. The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payments under the terms of the lease.

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $28.9,  $25.4 and $27.7 for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2013, with terms in excess of one year for the next five years and thereafter are as follows: $22.5 in 2014, $16.4 in 2015, $12.3 in 2016, $9.8 in 2017, $8.4 in 2018 and $22.1 thereafter.

17.   Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Year Ended December 31,
	2013	2012	2011

Beginning balance	$20.1	$25.6	$28.2
Liabilities assumed from acquisitions	-	-	6.7
Provision for warranties issued during period	19.9	17.3	17.6
Adjustments to warranties issued in prior periods	2.2	(2.9)	(7.1)
Payments during the period	(19.6)	(19.8)	(18.4)
Foreign currency adjustments	(1.2)	(0.1)	(1.4)
Ending balance	$21.4	$20.1	$25.6

18.Incentive Stock-Based Compensation Plans

The Company’s 2008 Stock Incentive Plan enables the Compensation Committee of the Board of Directors to award incentive and non-qualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers) and other service providers. The Nominating and Governance Committee has similar rights under the 2008 Plan with respect to non-employee directors. The maximum number of shares that may be issued under the 2008 Plan is 6,000,000. The 2008 Plan is currently the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended (collectively, the “Pre-existing Compensation Plans”), and

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

the 2008 Plan totaled $25.9 for 2013, $28.4 for 2012 and $19.8 for 2011. At December 31, 2013, 2,228,540 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.55 years for outstanding employee grants was $27.2. The Company currently expects to issue new shares upon exercise of options and vesting of restricted stock units.

The following table summarizes option and stock appreciation right activity during 2013, 2012 and 2011:

	Shares	Weighted-Average Exercise Price

Balance, December 31, 2010	1,587,766	$26.02
Granted	190,539	$46.53
Exercised	(247,838)	$25.50
Forfeited	(4,438)	$29.04
Expired	(594)	$37.27
Balance, December 31, 2011	1,525,435	$28.60
Granted	174,201	$52.40
Exercised	(117,729)	$26.23
Forfeited	(24,215)	$33.64
Expired	-	$-
Balance, December 31, 2012	1,557,692	$31.35
Granted	205,661	$62.27
Exercised	(285,917)	$29.59
Forfeited	(11,344)	$49.84
Expired	(282)	$52.40
Balance, December 31, 2013	1,465,810	$35.89

Exercisable December 31, 2011	845,361	$26.11
Exercisable December 31, 2012	1,103,694	$26.27
Exercisable December 31, 2013	1,112,189	$28.73

The weighted-average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2013, 2012 and 2011, was $21.52,  $21.05, and $18.54, respectively. The total intrinsic value of options exercised during the year ended December 31, 2013, was approximately $8.2.  The tax benefit realized from the exercise of stock options during the year ended December 31, 2013, was $1.5. The aggregate intrinsic value of options and stock appreciation rights outstanding at December 31, 2013, was $35.3.   The total fair value of options and stock appreciation rights vested during the year ended December 31, 2013, 2012 and 2011, was $4.6, $4.9 and $5.2, respectively.

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

The Company estimates the grant date fair value of PRSUs using a Monte Carlo Simulation Model.  Estimated fair value is determined based on certain input parameters of the Company and the peer group, including the stock price at the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

beginning of the performance period and on the valuation date, annual expected rate of return over the performance period, annual expected volatility over the performance period and the correlation coefficient of the daily returns.

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

	2013	2012	2011
Option term (years)	5.0	5.0	5.5
Volatility	38.4%	45.4%	39.6%
Risk-free interest rate (zero coupon U.S. Treasury note)	0.92%	0.81%	2.35%
Dividend yield	-	-	-

The option term is the number of years that the company estimates that options will be outstanding prior to exercise. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based, in part, on similarly situated companies, as well as Company experience.

The following table summarizes employee shares, share units and PRSU activity during 2013, 2012 and 2011, and grant date fair values:

	Shares	Weighted-Average Grant Price

Nonvested at December 31, 2010	1,017,923	$27.14
Granted	353,950	$46.54
Vested	(412,784)	$27.42
Forfeited	(23,570)	$24.42
Nonvested at December 31, 2011	935,519	$34.44
Granted	675,809	$51.06
Vested	(474,053)	$33.11
Forfeited	(48,272)	$39.12
Nonvested at December 31, 2012	1,089,003	$45.48
Granted	402,730	$59.99
Vested	(789,700)	$43.10
Forfeited	(47,015)	$54.36
Nonvested at December 31, 2013	655,018	$56.70

The total fair value of restricted stock awards which vested during the years ended December 31, 2013, 2012 and 2011, was $51.9, $25.1 and $20.8, respectively.

The Company also grants shares to non-employee Directors. Shares granted to non-employee Directors after fiscal year 2008 vest after a one year period. Shares granted to non-employee Directors in 2013 vested immediately. The total fair value of the 13,972 shares granted in 2013 at the respective grant dates was $0.8, the 15,459 shares granted in 2012 at the respective grant dates was $0.8 and the 18,901 shares granted in 2011 at the respective grant dates was $0.9.

19.   Significant Clients and Concentration of Credit Risk

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2013, 2012 and 2011, no one customer comprised more than 10% of sales.

The Company has operations and does business in various countries outside the U.S. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company.    At December 31, 2013, approximately 16.2%  of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  Historically, the Company has collected its outstanding receivables from PDVSA, and payments of approximately $24.7 have been received subsequent to December 31, 2013.  The Company believes that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

20.  Other Expense, net

Other expense, net includes the following:

	Year Ended December 31,
	2013	2012	2011

Foreign currency losses	$(0.8)	$(9.0)	$(2.7)
(Loss) gain on forward exchange contracts	(14.7)	7.9	(1.8)
Net loss from equity investment	(5.6)	(2.1)	(2.6)
Realized gains of deferred compensation plan	(1.4)	(0.9)	(0.6)
Unrealized (gain) loss of deferred compensation plan	(2.7)	(1.2)	0.7
Deferred compensation expense due to changes in fair value	4.1	2.1	(0.1)
Fair value adjustment of tradable emission allowances	0.2	0.2	3.2
Fair value adjustment of contingent consideration	-	1.0	(0.9)
Other miscellaneous income	4.3	2.0	1.8
Total other expense, net	$(16.6)	$-	$(3.0)

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.

21.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component, net of tax, were as follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(18.2)	-	-	(18.2)
Amounts reclassified from AOCI	-	0.3	33.8	34.1
Net current period other comprehensive (loss) income	(18.2)	0.3	33.8	15.9
At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)

Items reclassified out of AOCI into net income for the year ended December 31, 2013 were as follows:

	Amount Reclassified From AOCI into Net Income	Affected Line Item in the
	Year Ended	Consolidated Statement
Details About AOCI Components	December 31, 2013	of Income

Unrealized gain on derivatives	$(0.4)	Interest expense, net
	0.1	Provision for income taxes
	$(0.3)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(8.9)	(a)
Recognized net actuarial gain	(33.9)	(a)
Gain from curtailment / settlement	(13.0)	(a)
Benefit plan amendments	0.9	(a)
Total before tax	(54.9)	Income before income taxes
	21.1	Provision for income taxes
	$(33.8)	Net of tax
Total reclassifications, net of tax	$(34.1)	Net of tax

(a)These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 12,  Pension Plans and Note 13,  Post-retirement Benefits Other than Pensions for additional information.

22.Segment Information

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

manufacturing, project management, installation, commissioning, start-up and other field services, repairs, overhauls, refurbishment, sales and administrative support.

These functions have been defined as the operating segments of the Company because they are the segments (1) that engage in business activities from which revenues are earned and expenses are incurred; (2) whose operating results are regularly reviewed by the Corporation’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (3) for which discrete financial information is available.

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

Segment results for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues
New units	$1,524.1	$1,301.6	$1,082.2
Aftermarket parts and services	1,508.5	1,434.8	1,229.4
Total revenues	$3,032.6	$2,736.4	$2,311.6
Income from operations
New units	$140.3	$117.9	$110.4
Aftermarket parts and services	295.7	323.2	252.7
Unallocable	(115.0)	(105.2)	(104.4)
Total income from operations	$321.0	$335.9	$258.7
Depreciation and amortization
New units	$45.0	$44.3	$37.3
Aftermarket parts and services	47.3	41.2	41.6
Total depreciation and amortization	$92.3	$85.5	$78.9
External revenues by products and services
New units:
Products	$1,524.1	$1,301.6	$1,082.2
Total	$1,524.1	$1,301.6	$1,082.2
Aftermarket parts and services:
Products	$695.7	$623.5	$557.6
Services	812.8	811.3	671.8
Total	$1,508.5	$1,434.8	$1,229.4
Revenues by destination
United States	$854.1	$828.0	$664.8
Canada	73.9	73.5	56.2
North America	928.0	901.5	721.0
Latin America	428.3	445.7	409.5
Europe	796.6	680.1	501.6
Asia-Pacific, Southern Asia	520.8	422.8	353.1
Middle East, Africa	358.9	286.3	326.4
Total revenues	$3,032.6	$2,736.4	$2,311.6

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Total assets by segment were as follows:

	December 31,
	2013	2012
Goodwill
New units	$488.4	$476.7
Aftermarket parts and services	439.2	434.6
Total goodwill	$927.6	$911.3
Total assets (including goodwill)
New units	$1,113.8	$898.8
Aftermarket parts and services	1,305.0	1,126.7
Unallocable	1,319.0	1,328.5
Total assets	$3,737.8	$3,354.0
Long-lived assets by geographic area
United States	$177.2	$180.8
Canada	2.6	2.5
North America	179.8	183.3
Latin America	94.0	95.2
Europe	140.2	160.3
Asia-Pacific, Southern Asia	18.0	18.0
Middle East, Africa	40.3	10.1
Total long-lived assets	$472.3	$466.9

For the year ended December 31, 2011, sales to clients in Brazil were 11.2% of total revenues. No other sales to clients within individual countries outside the U.S. exceeded 10% of the total revenues in any year presented.

Long-lived assets in Brazil were $91.9 and $93.6 as of December 31, 2013 and 2012, respectively.  Long-lived assets in Spain were $35.4 and $81.7 as of December 31, 2013 and 2012, respectively.

23.  Selected Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenues	$766.4	$805.3	$633.9	$827.0
Gross profit	172.0	198.2	182.8	232.3
Net income attributable to Dresser-Rand	32.9	53.3	49.4	32.8
Net income per share
Basic	0.43	0.70	0.65	0.43
Diluted	0.43	0.69	0.64	0.43

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenues	$661.8	$635.8	$594.4	$844.4
Gross profit	144.9	167.8	170.6	248.8
Net income attributable to Dresser-Rand	23.6	34.0	41.2	80.2
Net income per share
Basic	0.31	0.45	0.55	1.06
Diluted	0.31	0.45	0.54	1.05

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

24.  Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011

Cash paid for interest, net of capitalized interest	$54.1	$59.1	$61.7
Cash paid for income taxes, net of refunds	80.8	56.9	41.0
Schedule of Noncash Investing and Financing Activities(1):
Assets acquired in acquisition	$-	$55.8	$1,018.1
Liabilities assumed in acquisition	-	2.6	474.9

(1)  See Note 3 for additional discussion of the Company’s acquisitions.

25.  Subsequent Event

The Company owns and operates six pig manure treatment facilities in Spain which it acquired in its acquisition of Guascor. The Spanish government published a draft regulation at the end of January 2014 that reflects a reduction in the tariffs of approximately 37%, which, if enacted, would be retroactive to July 2013. In view of the proposed change in the tariffs, the Company has decided to suspend the operations at its six facilities, although discussions with the Spanish government are ongoing.

The draft regulation is a clarification of a law that was passed in 2013 as the law did not have sufficient specificity to reasonably estimate the tariff.  Consequently, the Company believes an impairment triggering event occurred in 2013 and has recorded an impairment charge of $40.0 in 2013 to reduce the value of the property, plant and equipment. At the time of the acquisition, the Company did not record any specific intangible assets related to the pig manure treatment facilities.  Also in connection with the draft regulation being issued, the Company has reduced its 2013 revenues and gross margin by approximately $23.7 and $22.0, respectively, for the retroactive reduction of the tariffs.

DRESSER-RAND GROUP INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2013, 2012 and 2011

($ in millions)

		Additions
Description	Beginning Balance at 01/01/13	Charges to costs and expenses	Charges to other accounts		Deductions		Ending Balance at 12/31/2013

Allowance for losses on receivables	$9.6	$-	$-		$0.5	(a)	$9.1
Valuation allowance for deferred tax asset	83.6	38.2	(1.2)	(b)	(0.6)	(c)	121.2

Notes:

(a)	Impact of change in provision of $(0.8), foreign exchange of $0.2 and write-off of bad debts of $0.1.
(b)	Impact of expired NOL’s of $(1.2).
(c)	Impact of foreign exchange.

		Additions
Description	Beginning Balance at 01/01/12	Charges to costs and expenses	Charges to other accounts		Deductions		Ending Balance at 12/31/2012

Allowance for losses on receivables	$9.3	$0.5	$-		$0.2	(a)	$9.6
Valuation allowance for deferred tax asset	81.6	6.3	(3.6)	(b)	0.7	(c)	83.6

Notes:

(a)	Impact of write-off of bad debts of $0.2.
(b)	Impact of acquisition of Guascor of $(2.5) and other expired NOL’s of $(1.1).
(c)	Impact of foreign exchange.

		Additions
Description	Beginning Balance at 01/01/11	Charges to costs and expenses	Charges to other accounts		Deductions		Ending Balance at 12/31/2011

Allowance for losses on receivables	$11.4	$0.1	$-		$2.2	(a)	$9.3
Valuation allowance for deferred tax asset	15.1	4.4	62.7	(b)	0.6	(c)	81.6

Notes:

(a)	Impact of foreign exchange of $0.3 and write-off of bad debts of $1.9.
(b)	Impact of acquisition of Guascor of $64.5 offset by other expired NOL’s of $(1.8).
(c)	Impact of foreign exchange.

S-1