Form 10-Q
period 2014-03-31
Dresser-Rand Group Inc.
filed 2014-05-02
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of common stock, $.01 par value, outstanding as of April 24, 2014, was 76,488,409.

PART I. ― FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013

	($ in millions, except per share amounts)

Net sales of products	$541.8	$572.0
Net sales of services	157.3	194.4
Total revenues	699.1	766.4
Cost of products sold	429.7	458.2
Cost of services sold	122.0	136.2
Total cost of sales	551.7	594.4
Gross profit	147.4	172.0
Selling and administrative expenses	99.8	96.2
Research and development expenses	7.4	10.3
Income from operations	40.2	65.5
Interest expense, net	(13.0)	(14.3)
Other income (expense), net	3.3	(1.0)
Income before income taxes	30.5	50.2
Provision for income taxes	13.9	15.8
Net income	16.6	34.4
Net income attributable to noncontrolling interest	-	(1.5)
Net income attributable to Dresser-Rand	$16.6	$32.9
Net income attributable to Dresser-Rand per share
Basic	$0.22	$0.43
Diluted	$0.22	$0.43
Weighted-average shares outstanding - (in thousands)
Basic	76,371	75,798
Diluted	76,952	76,749

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013

	($ in millions)

Net income	$16.6	$34.4
Other comprehensive income (loss)
Foreign currency translation adjustments	4.1	(25.0)
Unrealized gain on derivatives - net of tax of $0.0 and $0.0 for the three months ended March 31, 2014 and 2013, respectively	0.1	0.1
Pension and other postretirement benefit plans:
Amortization of prior service cost and net actuarial loss included in net periodic costs - net of tax of $0.3 and $0.8 for the three months ended March 31, 2014 and 2013, respectively	0.5	1.4
Total other comprehensive income (loss)	4.7	(23.5)
Total comprehensive income	21.3	10.9
Comprehensive income attributable to noncontrolling interest	-	(0.5)
Comprehensive income attributable to Dresser-Rand	$21.3	$10.4

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2014	2013

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$178.9	$190.4
Restricted cash	9.0	8.1
Accounts receivable, less allowance for losses of $7.3 at 2014 and $9.1 at 2013	627.2	727.4
Inventories, net	743.9	716.0
Prepaid expenses and other	75.7	68.8
Deferred income taxes, net	22.3	25.2
Total current assets	1,657.0	1,735.9
Property, plant and equipment, net	477.6	472.3
Goodwill	929.8	927.6
Intangible assets, net	471.7	479.0
Deferred income taxes	12.5	11.8
Other assets	124.9	111.2
Total assets	$3,673.5	$3,737.8

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$672.5	$729.1
Customer advance payments	188.8	164.5
Accrued income taxes payable	38.4	36.1
Short-term borrowings and current portion of long-term debt	45.7	40.1
Total current liabilities	945.4	969.8
Deferred income taxes	57.5	55.4
Postemployment and other employee benefit liabilities	68.3	74.0
Long-term debt	1,185.0	1,246.9
Other noncurrent liabilities	91.3	90.3
Total liabilities	2,347.5	2,436.4
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,476,205 and 76,293,924 shares issued and
outstanding at March 31, 2014 and December 31, 2013, respectively	0.8	0.8
Additional paid-in capital	165.7	162.4
Retained earnings	1,269.6	1,253.0
Accumulated other comprehensive loss	(114.1)	(118.8)
Total Dresser-Rand stockholders' equity	1,322.0	1,297.4
Noncontrolling interest	4.0	4.0
Total stockholders' equity	1,326.0	1,301.4
Total liabilities and stockholders' equity	$3,673.5	$3,737.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

	($ in millions)
Cash flows from operating activities
Net income	$16.6	$34.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23.6	24.3
Deferred income taxes	(2.0)	0.2
Stock-based compensation	7.3	10.6
Excess tax benefits from stock-based compensation	(0.7)	(6.1)
Amortization of debt financing costs	0.5	1.0
Provision for losses on inventory	1.6	0.4
Provision for losses on accounts receivable	0.8	1.1
Loss (gain) from equity investments	1.2	(0.3)
Changes in working capital and other
Accounts receivable	103.3	47.0
Inventories	(31.6)	(74.3)
Prepaid expenses and other	(6.1)	(14.3)
Accounts payable and accruals	(59.3)	15.7
Customer advances	23.9	(72.6)
Taxes payable	4.2	(3.7)
Pension and other post-retirement benefits	(4.9)	(4.6)
Other	(19.3)	(2.0)
Net cash provided by (used in) operating activities	59.1	(43.2)
Cash flows from investing activities
Capital expenditures	(10.8)	(19.9)
Other investments	(2.5)	(3.5)
Increase in restricted cash balances	(0.8)	(7.8)
Net cash used in investing activities	(14.1)	(31.2)
Cash flows from financing activities
Proceeds from exercise of stock options	-	1.1
Proceeds from borrowings	354.0	488.7
Repayments of borrowings	(410.9)	(385.0)
Excess tax benefits from stock-based compensation	0.7	6.1
Repurchase of common stock	(4.9)	(1.5)
Net cash (used in) provided by financing activities	(61.1)	109.4
Effect of exchange rate changes on cash and cash equivalents	4.6	(0.8)
Net (decrease) increase in cash and cash equivalents	(11.5)	34.2
Cash and cash equivalents, beginning of period	190.4	122.8
Cash and cash equivalents, end of period	$178.9	$157.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2013	$0.8	$162.4	$1,253.0	$(118.8)	$4.0	$1,301.4
Stock-based compensation	-	3.3	-	-	-	3.3
Net income	-	-	16.6	-	-	16.6
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	4.1	-	4.1
Unrealized gain on derivatives, net of tax of $0.0	-	-	-	0.1	-	0.1
Pension and other postretirement benefit plans -
net of tax of $0.3
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	0.5	-	0.5
At March 31, 2014	$0.8	$165.7	$1,269.6	$(114.1)	$4.0	$1,326.0

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	3.5	-	-	-	3.5
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	32.9	-	1.5	34.4
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(24.0)	(1.0)	(25.0)
Unrealized gain on derivatives, net of tax of $0.0	-	-	-	0.1	-	0.1
Pension and other postretirement benefit plans -
net of tax of $0.8
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	1.4	-	1.4
At March 31, 2013	$0.8	$142.5	$1,117.5	$(157.2)	$4.2	$1,107.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1.Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013; the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our other filings with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2014, are not indicative of the results that may be expected for the year ending December 31, 2014.  Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Multiple-element arrangements

A substantial portion of our arrangements are multiple-element revenue arrangements or contracts, where multiple products and/or services are involved. Products involved in multiple-element arrangements may include centrifugal compressors, gas turbines, power turbines, power recovery expanders, reciprocating compressors (process and separable), steam turbines and engines. Our typical arrangement includes one of our classes of compressors and a driver (e.g., a motor or an engine).  In addition to our products, we perform installation and commissioning, training, and other services, and we purchase any number of standard or engineered items from third parties (“buyouts”) that support the application in which our equipment is being used.  Generally, buyouts, installation and commissioning, training and each of our products listed above are considered separate deliverables for a number of reasons, including the following:

•	Clients would purchase each of those products or services apart from other products or services;

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

•	The products and services being provided are at the request of the client and for the client’s sole benefit, apart from any other product or service in the transaction;

•	The other deliverables can be performed without the service or product in question being performed or delivered;

•	Contractual payments are typically tied to the delivery or performance of the specific product or service;

•	The skills or equipment required to perform the services are readily available in the marketplace; and

•	Clients attribute significant value to each product or service.

These contracts generally can take fifteen months or more to complete and in one case we have a contract which may take up to sixty months to complete, or longer.  The timing between the first deliverable and the last deliverable is generally three to twelve months, and services are typically delivered last.

Because the aforementioned separate deliverables have value to the client on a stand-alone basis, they are typically considered separate units of accounting.  The entire contract value is allocated to each unit of accounting. Revenue allocated to products is recognized upon delivery, while revenue allocated to services is recognized when the service is performed.  We use the selling price hierarchy described below to determine how to separate multiple-element revenue arrangements into separate units of accounting and how to allocate the arrangement consideration among those separate units of accounting:

•	Vendor-specific objective evidence (“VSOE”).

•	Third-party evidence (“TPE”), if vendor-specific objective evidence is not available.

•

Estimated selling price (“ESP”), determined in the same manner as that used to determine the price at which we sell the deliverables on a stand-alone basis, if neither vendor-specific objective evidence nor third-party evidence is available.

In substantially all of our multi-element arrangements, we use ESP to allocate arrangement consideration. We determine ESP based on our normal pricing and discounting practices. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts of the arrangement. We typically arrive at an ESP by considering client and entity-specific factors such as existing pricing, price discounts, geographies, competitive landscape, internal costs and profitability objectives.

Our sales arrangements do not include a general right of return of the delivered unit(s). In certain cases, the cancellation terms of a contract provide us with the opportunity to bill for certain incurred costs and penalties.

If it is determined that the separate deliverables do not have value on a stand-alone basis, the entire arrangement is accounted for as one unit of accounting, which results in revenue being recognized when the last unit is delivered based on the revenue recognition policy described above.

It is uncommon for Dresser-Rand to have contract scope adjustments that impact the selling price for specific units of accounting resulting in changes in the allocation of the selling price.  In the event of such an adjustment, we apply the change in the allocation of the selling price to the units of accounting that are not yet delivered.  As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices in subsequent periods.  Historically, there have been no material impacts, nor do we currently expect material impacts in the next twelve months, on our revenue recognition due to changes in our VSOE, TPE or ESP.

Percentage of completion

We also enter into certain large contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

Type Contracts and utilize the percentage of completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients on these projects typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage of completion revenue represents approximately  5.0% and 5.5% of consolidated revenues for the three months ended March 31, 2014 and 2013, respectively.

Under the percentage of completion method, revenue is recognized as work on a contract progresses.  For each contractual arrangement that qualifies for the percentage of completion method of accounting, the Company recognizes revenue, cost of sales and gross profit in the amounts that are equivalent to a percentage of the total estimated contract sales value, estimated cost of sales and estimated gross profit to be achieved upon completion of the project.  This percentage is generally determined by dividing the cumulative amount of labor costs and labor converted material costs incurred to date by the sum of the cumulative costs incurred to date plus the estimated remaining costs to be incurred in order to complete the contract.  Preparing these estimates is a process requiring judgment, as described below.  Factors influencing these estimates include, but are not limited to, historical performance trends, inflationary trends, productivity and labor disruptions, availability of materials, claims, change orders and other factors as set forth in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the event that the Company experiences changes in estimated revenues, cost of sales and gross profit, they would be recognized using a cumulative catch-up adjustment that recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s updated percentage of completion.

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

Nonrecurring Fair Value Measurements — Fair value measurements were applied with respect to the Company’s nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of intangible assets, other long-lived assets and other assets acquired and liabilities assumed, including contingent consideration, related to purchased businesses in business combinations and impairments.

Fair Value of Financial Instruments — Recurring fair value measurement of financial instruments consist principally of foreign currency derivatives, interest rate swaps, tradable emission allowances and fixed rate long-term debt.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

2.New Accounting Standards

Effective January 1, 2014, the Company adopted FASB ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. In accordance with the amendments, an entity will measure the obligation as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 also require an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2014, the Company adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The amendments in ASU 2013-05 resolve the diversity in practice in applying Subtopic 810-10, Consolidation, and Subtopic 830-30, Foreign Currency Matters, when a reporting entity ceases to have a controlling financial interest in a subsidiary within a foreign entity. The amendments in ASU 2013-05 require the reporting entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment, if significant influence is retained.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2014, the Company adopted FASB ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2014, the Company adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of  an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments in ASU 2014-08 are effective prospectively for all disposals (or classifications as held for sale) of components of an entity, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

3. Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone of Texas.  The Company will manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel. As of March 31, 2014, the Company had invested a total of $5.0 for an 8.1% ownership interest in Bethel.  The remaining 91.9% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    On February 14, 2014, the Company entered into a term loan agreement with Bethel to help fund the construction of the CAES facility.  The Company will loan Bethel an aggregate principal amount of up to $25.0, with interest rates ranging from 8.0% to 16.0% per annum.  Loans made under the arrangement mature no later than eight years from the date of issuance.  As of March 31, 2014, Bethel has borrowed $8.0 from the Company.  On April 24, 2014, the Company loaned an additional $10.6 under the agreement.    In determining whether the Company should consolidate Bethel, the Company considered that its board participation and ownership interest would not give the Company the power to direct the activities of Bethel and, consequently, would not result in the Company being the primary beneficiary.  The investment in Bethel is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $5.0 at March 31, 2014.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications using a proprietary supercritical carbon dioxide process technology.  The Company will pay Echogen a royalty based on future equipment sales in these markets.  Aggregate minimum royalties of $6.0 must be paid in the first five years of commercialization, which has not begun, regardless of the amount of revenues generated, or the license will become non-exclusive.  On March 26,  2014, the Company entered into an agreement for exclusive license rights to certain of Echogen’s intellectual property for utilization in the Company’s exclusive licensed fields of use in exchange for $2.5 of cash and the relief of the obligation to provide certain equipment which was required under the original agreement.  These rights are represented by the remaining shares of Echogen held by the Company, which will be exchanged for an exclusive license when Echogen’s intellectual property is proven and immediately in exchange for relief of the obligation to provide certain equipment which was required under the original agreement. As of March 31, 2014, the Company had invested a total of $25.5 for a 33.4% noncontrolling interest in Echogen.  In determining whether the Company should consolidate Echogen, the Company considered that its board participation and ownership interest would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $19.1 at March 31, 2014.

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia was formed to execute manufacturing, repair, and other services, and to provide technical expertise and training in the Kingdom of Saudi Arabia. The Company and ARPIC each own approximately 50% of D-R Arabia. In determining whether the Company should consolidate D-R Arabia, the Company considered that its ownership, board participation and other related contractual rights would give the Company the ability to direct the activities of D-R Arabia, which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

D-R Arabia has until May 22, 2014, to satisfy two issues raised by the Saudi Arabian General Investment Authority (“SAGIA”), concerning adding licensing to provide services works and increasing its capitalization.  These issues can be easily addressed with filings made to SAGIA.  However, the filings require the approval of both shareholders of the joint venture company.  ARPIC has been unwilling to provide its signed approvals of these filings, although the parties continue discussions.  If the filings are not made by this date and SAGIA does not provide any further extensions, this joint venture company may have to cease its operations, which could have a material adverse effect.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.  In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment.  The option is exercisable at any time through November 10, 2014.  The Company has made investments totaling $34.4, which have resulted in an aggregate noncontrolling interest of 42.2% at March 31, 2014.  The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen at March 31, 2014, the Company considered that its board participation, ownership interest and the option to acquire would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $29.2 at March 31, 2014.  See Note 19 for additional details regarding Ramgen.

4.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	March 31,	December 31,
	2014	2013

Costs incurred on uncompleted contracts	$223.3	$195.5
Estimated earnings	59.3	52.4
	282.6	247.9
Less: billings to date	(327.1)	(162.7)
	$(44.5)	$85.2
Costs and estimated earnings in excess of billings	$9.2	$98.1
Billings in excess of costs and estimated earnings	(53.7)	(12.9)
	$(44.5)	$85.2

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

5.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$120.1	$25.2	39 years	$120.0	$24.2
Customer relationships	334.1	83.5	32 years	333.2	79.4
Non-compete agreements	5.5	5.3	3 years	5.5	5.0
Existing technology	160.6	57.1	23 years	160.6	55.3
Contracts and purchase agreements	10.5	1.5	11 years	10.2	1.4
Software	28.7	27.0	10 years	28.7	26.3
In-process research and development	12.7	0.9	10 years	12.7	0.3
Total amortizable intangible assets	$672.2	$200.5		$670.9	$191.9

Intangible asset amortization expense was $8.3 and $7.3 for the three months ended March 31, 2014 and 2013, respectively, and is estimated to be $25.2 for the remainder of fiscal year 2014.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $28.1 in 2015,  $27.5 in 2016,  $27.3 in 2017,  $26.9 in 2018 and $26.6 in 2019.

The following table represents the changes in goodwill in total and by segment (see Note 15 for additional segment information):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2013	$488.4	$439.2	$927.6
Foreign currency adjustments	1.6	0.6	2.2
Balance, March 31, 2014	$490.0	$439.8	$929.8

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

6. Inventories, net

Inventories were as follows:

	March 31,	December 31,
	2014	2013

Raw materials	$125.4	$71.0
Finished parts	277.9	262.4
Work-in-process	757.7	845.9
	1,161.0	1,179.3
Less: progress payments from clients	(417.1)	(463.3)
Inventories, net	$743.9	$716.0

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $128.8 and $129.0  at March 31, 2014, and December 31, 2013, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $33.2 and $30.7 at March 31, 2014, and December 31, 2013, respectively.

7. Property, plant and equipment

Property, plant and equipment were as follows:

	March 31,	December 31,
	2014	2013
Cost:
Land	$32.5	$33.1
Buildings and improvements	266.7	261.4
Machinery and equipment	493.0	479.0
	792.2	773.5
Less: accumulated depreciation	(314.6)	(301.2)
Property, plant and equipment, net	$477.6	$472.3

Depreciation expense was $15.3 and $17.0 for the three months ended March 31, 2014 and 2013, respectively.

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

We are contractually or legally obligated to decommission our cogeneration sites in Brazil and Spain upon site exit.  The Company has not recorded any conditional asset retirement obligations on its cogeneration facilities in Brazil because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities. The decommissioning activities in Brazil are less significant than those in Spain, and the Company believes any obligations arising from such activities are immaterial to the financial statements.  The Spanish government published a draft regulation at the beginning of February

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

2014 that, if implemented, reflected a reduction in the tariffs that resulted in the Company suspending operations at its six cogeneration facilities in Spain.  As a result, the Company recorded a  conditional asset retirement obligation related to its Spanish cogeneration facilities in 2014.  The changes in the Company’s asset retirement obligations were as follows:

	March 31,	December 31,
	2014	2013
Beginning balance	$-	$-
Provisions	4.5	-
Effects of exchange rate changes	0.1	-
Ending balance	$4.6	$-

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.8) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at March 31, 2014, and December 31, 2013 was $0.6 and $0.7, respectively, and the related unrealized gain for the three months ended March 31, 2014 and 2013, was $0.1 and $0.1, respectively.

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

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

	March 31,	December 31,
	2014	2013

Foreign currency exchange contracts assets	$3.1	$5.4

Foreign currency exchange contracts liabilities	$11.2	$16.3

The notional amount for the forward exchange contracts outstanding as of March 31, 2014, and December 31, 2013, was $552.4 and $546.6, respectively.  The net foreign currency gains (losses) recognized for forward currency contracts were $2.8 and $(4.3) for the three months ended March 31, 2014 and 2013, respectively.

Certain countries in which the Company operates have emission reduction programs under which the Company receives tradable emission allowances.  To the extent that actual emissions exceed tradable emission allowances, the Company records a liability at fair value.  Changes in the fair value of this liability are recorded in other income (expense), net.  The fair value of the liability from the shortfall of tradable emission allowances was $0.1 at March 31, 2014, and December 31, 2013.

9.Income taxes

We operate in numerous countries and tax jurisdictions around the world and there is no assurance that future tax audits will not result in significant tax adjustments. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

Our estimated income tax provisions for the three months ended March 31, 2014 and 2013, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The Company released the valuation allowance placed on Venezuelan deferred tax assets of approximately $1.7 during the three months ended March 31, 2014.  Management’s forecasts of 2014 earnings for Venezuela indicate continued profitability and future utilization of existing net operating loss carryforwards.

The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is principally due to a less favorable mix of U.S. earnings versus foreign earnings. Additionally, during the three months ended March 31, 2014, we incurred a disproportionate amount of net operating losses in certain foreign countries that resulted in deferred tax assets which more-likely-than-not will not be realized, and we have recorded a valuation allowance against the deferred tax assets, thus increasing the effective tax rate.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event. These provisions were not extended for 2014 causing an increase in the effective tax rate as compared to the three months ended March 31, 2013.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013.  Had this amount been deductible, our effective tax rate would have been 0.4% lower for the three months ended March 31, 2013.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2014 and 2015, respectively, subject to potential extensions.  For the three months ended March 31, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $1.2 ($0.02 per diluted share) and $1.0  ($0.01  per diluted share), respectively.

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

10.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2014	2013
Amended Credit Facility	$823.6	$ 884.5
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank overdraft facility	10.7	4.6
Other indebtedness	21.4	22.9
Total debt	1,230.7	1,287.0
Less: current portion	(45.7)	(40.1)
Total long-term debt	$1,185.0	1,246.9

At March 31, 2014, the Company was in compliance with its debt covenants.

Senior Subordinated Notes

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6½% senior subordinated notes due May 2021	$375.0	$400.3	$375.0	$400.5

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

11. Pension Plans

The components of net pension expense were as follows for the three months ended March 31:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013

Service cost	$0.9	$1.0	$0.6	$1.4
Interest cost	3.3	2.9	1.4	1.6
Expected return on plan assets	(4.6)	(4.0)	(1.6)	(1.7)
Amortization of net actuarial loss	0.7	2.0	-	0.1
Amortization of prior service cost	0.1	-	-	-
Net pension expense	$0.4	$1.9	$0.4	$1.4

The fair value measurement of certain plan assets (approximately 3.5% of total plan assets) is derived using significant unobservable inputs (Level 3).  Level 3 assets consist of annuities held as investments within the plan that cover a set amount of liabilities and the effects of changes in the values of the related assets and liabilities are generally offsetting.  Level 3 assets also consist of annuities that require contribution premiums to fund ongoing liabilities as required by foreign governmental regulations.  Annuities are valued using standard actuarial calculations such as discount rates, mortality rates and participant population.

The Company made pension contributions of $5.5 during each of the three months ended March 31, 2014 and 2013.

12.Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended March 31,
	2014	2013

Interest cost	$0.1	$0.2
Amortization of net actuarial loss	-	0.1
Net post-retirement benefits expense	$0.1	$0.3

13.Commitments and Contingencies (£,  € and R$ in millions)

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

United Kingdom (“UK”) Pension Plan

During July 2009, the Company received notification from the current plan trustees of one of its subsidiaries' pension plans in the UK that sex equalization under the plan may have been achieved later than originally expected.  The third-party trustee at the time action was taken believes that it had taken the appropriate steps to amend properly the plan as originally expected.  In June 2012, interpretation proceedings commenced in the English High Court to determine whether sex equalization of the plan was correctly implemented.  The Company accrued £3.0 (approximately $5.0) to address its estimate of contingent exposure regarding this dispute over potential unequal treatment of men and women under the pension plan related to a period in the 1990s and is exploring its rights against others.  On January 31, 2014, the High Court found that the sex equalization had been correctly implemented at the relevant time. Accordingly, the Company does not believe that it has any further financial or legal exposure relating to this matter, and this accrual was eliminated as of December 31, 2013.

Banco Santos Litigation

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

In July 2004, Guascor SA and Jaguari Energetica SA, subsidiaries of Guascor (collectively, the “GG Entities”), entered into an agreement (the “BNDES Agreement”) with the Bank of National Economic and Social Development (“BNDES”) for the construction of a hydroelectric dam in Rio Grande do Sul, Brazil (the “Project”).  Pursuant to the terms of the BNDES Agreement, in August 2004, the GG Entities entered into a separate agreement (the “Banco Santos Agreement”) with Banco Santos, a Brazilian bank previously based in Sao Paulo, Brazil.  Per the terms of the Banco Santos Agreement, Banco Santos and the GG Entities agreed that: (i) in exchange for a fee paid by the GG Entities, Banco Santos would establish a reserve in favor of the GG Entities in the amount of R$3.6 (approximately $1.6) (the “Reserve”) to ensure that funds for a twelve month term would be available (if needed) by the GG Entities to fund their performance obligations under the BNDES Agreement; (ii) the GG Entities would issue twelve banking credit notes (the “Notes”) to Banco Santos (one for each of the twelve months), under which Notes the GG Entities would be obligated to make a payment to Banco Santos if the GG Entities used the applicable portion of the Reserve associated with a Note; and (iii) no portion of the Reserve would be invested by Banco Santos in any high risk investments.  The GG Entities completed the Project in December 2006 and fulfilled their obligations under the BNDES Agreement, without using any portion of the Reserve.  Accordingly, we believe that, pursuant to the terms of the Banco Santos Agreement, none of the Notes securing the Reserve became due or payable by the GG Entities to Banco Santos.

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

Although we believe, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in both Declaratory Action and the BS Action, the ultimate outcome of these proceedings cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$37.5  (approximately $16.6).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment from the Italian Tax Court (i.e., the Commissione Tributaria Provinciale Di Genova) in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.8).  On March 6, 2014, as requested by the Italian Tax Court with regard to tax years 2007 and 2008, the Court of Justice of the European Union issued an advisory, preliminary ruling, which ruling supported the Company’s position with regard to the value-added tax regulations that no such taxes are owed.  The Company then requested that the Italian Tax Court issue its judgment with regard to tax years 2007 and 2008, which judgment the Company intends to present to the appeals court in connection with its appeal of the Italian Tax Court’s adverse judgment with respect to tax years 2005 and 2006.  The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.9).

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

The following table represents the changes in the product warranty liability:

	Three Months Ended March 31,
	2014	2013

Beginning balance	$21.4	$20.1
Provision for warranties issued during period	3.7	2.4
Adjustments to warranties issued in prior periods	0.8	0.7
Payments during the period	(4.5)	(3.6)
Foreign currency adjustments	0.2	(0.3)
Ending balance	$21.6	$19.3

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Segment results for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Revenues
New units	$391.3	$443.2
Aftermarket parts and services	307.8	323.2
Total revenues	$699.1	$766.4
Income from operations
New units	$15.7	$28.6
Aftermarket parts and services	49.8	66.4
Unallocable	(25.3)	(29.5)
Total income from operations	$40.2	$65.5
Depreciation and amortization
New units	$12.7	$14.1
Aftermarket parts and services	10.9	10.2
Total depreciation and amortization	$23.6	$24.3

Total assets by segment were as follows:

	March 31,	December 31,
	2014	2013
Total assets (including goodwill)
New units	$1,178.2	$1,113.8
Aftermarket parts and services	1,313.8	1,305.0
Unallocable	1,181.5	1,319.0
Total assets	$3,673.5	$3,737.8

16.Incentive Stock-Based Compensation Plans

During the three months ended March 31,  2014, the Compensation Committee of the Company’s Board of Directors, and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors, approved grants of options and stock appreciation rights for 291,810 shares of common stock and grants of 312,460 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan and approved the issuance of Performance Restricted Stock Units with a target grant amount of 69,499 restricted stock units.

The Company also granted 15,736 shares of stock to non-employee Directors in February 2014.

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

17.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)
Other comprehensive gain before reclassifications	4.1	-	-	4.1
Amounts reclassified from AOCI	-	0.1	0.5	0.6
Net current period other comprehensive income	4.1	0.1	0.5	4.7
At March 31, 2014	$(65.4)	$(0.3)	$(48.4)	$(114.1)

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(24.0)	-	-	(24.0)
Amounts reclassified from AOCI	-	0.1	1.4	1.5
Net current period other comprehensive (loss) income	(24.0)	0.1	1.4	(22.5)
At March 31, 2013	$(75.3)	$(0.6)	$(81.3)	$(157.2)

Items reclassified out of AOCI into net income for the three months ended March 31, 2014 and 2013 were as follows:

	Amount Reclassified From AOCI into Net Income		Affected Line Item in the
	Three Months Ended		Consolidated Statement
Details About AOCI Components	March 31, 2014	March 31, 2013	of Income

Unrealized gain on derivatives	$(0.1)	$(0.1)	Interest expense, net
	-	-	Provision for income taxes
	$(0.1)	$(0.1)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(0.8)	$(2.2)	(a)
	0.3	0.8	Provision for income taxes
	$(0.5)	$(1.4)	Net of tax
Total reclassifications, net of tax	$(0.6)	$(1.5)	Net of tax

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

At March 31, 2014, approximately 15.1% of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  Historically, the Company has collected its outstanding receivables from PDVSA and payments of approximately $25.5 were received during the three months ended March 31, 2014.  The Company believes that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

19.  Subsequent Event

On April 4, 2014, the Company entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of Ramgen, with an expected closing date no later than August 15, 2014. Under the terms of the APA, the Company will exchange its existing equity ownership in Ramgen, cash of approximately $1.0 and the rights to royalty payments from certain future sales for substantially all of the assets of Ramgen. This agreement supersedes all prior agreements between the Company and Ramgen.

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

Our products and services are widely used in oil and gas applications that include hydrogen recycle, make-up, wet gas and other applications for the refining industry; cracked gas, propylene and ethylene compression for petrochemical facilities; ammonia syngas, refrigeration, and carbon dioxide compression for fertilizer production; a number of compression duties for chemical plants; gas gathering, export, lift and re-injection of natural gas or carbon dioxide (“CO2”) to meet regulatory requirements or for enhanced oil recovery in the upstream market; gas processing, main refrigeration compression and a variety of other duties required in the production of liquefied natural gas (“LNG”); gas processing duties, storage and pipeline transmission compression for the midstream market; synthetic fuels; and steam or gas turbine mechanical drives or power generation packages for floating production, storage and offloading (“FPSO”) vessels and offshore platforms as well as for a variety of compression and pumping applications in various segments of the oil and gas market. We are also a supplier of diesel and gas engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies.

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

Results of Operations

Three months ended March 31, 2014, compared to the three months ended March 31, 2013:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2014		March 31, 2013		2013 to 2014	% Change
Consolidated Statement of Operations Data:
Revenues	$699.1	100.0%	$766.4	100.0%	$(67.3)	(8.8)%
Cost of sales	551.7	78.9	594.4	77.6	(42.7)	(7.2)%
Gross profit	147.4	21.1	172.0	22.4	(24.6)	(14.3)%
Selling and administrative expenses	99.8	14.3	96.2	12.6	3.6	3.7%
Research and development expenses	7.4	1.1	10.3	1.3	(2.9)	(28.2)%
Income from operations	40.2	5.8	65.5	8.5	(25.3)	(38.6)%
Interest expense, net	(13.0)	(1.9)	(14.3)	(1.9)	1.3	(9.1)%
Other income (expense), net	3.3	0.5	(1.0)	0.0	4.3	(430.0)%
Income before income taxes	30.5	4.4	50.2	6.6	(19.7)	(39.2)%
Provision for income taxes	13.9	2.0	15.8	2.1	(1.9)	(12.0)%
Net income	16.6	2.4	34.4	4.5	(17.8)	(51.7)%
Net income attributable to noncontrolling
interest	-	(0.1)	(1.5)	(0.2)	1.5	(100.0)%
Net income attributable to Dresser-Rand	$16.6	2.4%	$32.9	4.3%	$(16.3)	(49.5)%
Bookings	$594.2		$667.8		$(73.6)	(11.0)%
Backlog - ending	$2,749.2		$2,863.7		$(114.5)	(4.0)%

Revenues.   Revenues were $699.1 for the three months ended March 31, 2014, compared to $766.4 for the three months ended March 31, 2013, a decrease of $67.3 or 8.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan, permit and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues decreased due to lower volume during the three months ended March 31, 2014 as a result of the timing issues discussed above.    Specifically, we have been impacted by (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to projects and (2) engineering resource constraints experienced by our end-user clients and their third-party contractors. Revenues were also negatively impacted by six of our cogeneration facilities in Spain.  The Spanish government released a draft regulation at the beginning of February 2014 that reflects an approximate 37% reduction in the tariffs payable to such facilities.  In connection with the draft regulation being issued and the reduction of the tariffs and the temporary shutdown of the facilities,  revenues  for the three months ended March 31, 2014  are lower by approximately $26.4.  The decrease in revenues for the three months ended March 31, 2014, is also partially attributable to a reduction in shipments to one Latin American national oil company. An adverse translation impact of foreign currency fluctuations of approximately $8.8, resulting from a stronger U.S. dollar, also impacted revenues.  The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was  $7.5 for the three months ended March 31, 2014.

Cost of sales.  Cost of sales was $551.7 for the three months ended March 31, 2014, compared to $594.4 for the three months ended March 31, 2013.  As a percentage of revenues, cost of sales was 78.9% for the three months ended March 31,

2014, compared to 77.6% for the three months ended March 31, 2013.   The increase in cost of sales as a percentage of revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014 was principally the result of reduced operating leverage on fixed costs as a result of lower volumes.  The proposed change in the tariffs reflected in the draft Spanish regulation discussed above contributed approximately 0.7% to the increase in cost of sales as a percentage of revenues.

Gross profit.  Gross profit was $147.4 for the three months ended March 31, 2014, compared to $172.0 for the three months ended March 31, 2013.   As a percentage of revenues, gross profit was 21.1% for the three months ended March 31, 2014, compared to 22.4% for the three months ended March 31, 2013.  We experienced decreased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $99.8 for the three months ended March 31, 2014, compared to $96.2 for the three months ended March 31, 2013.  The increase in selling and administrative expenses was generally the result of cost inflation and higher third party commissions driven by the mix of sales.  As a percentage of revenues, selling and administrative expenses increased to 14.3% from 12.6%.

Research and development expenses.  Research and development expenses for the three months ended March 31, 2014, were $7.4, compared to $10.3 for the three months ended March 31, 2013.  The decline in research and development expenses is the result of the timing of such expenditures, as we expect our total 2014 research and development expense to be consistent with 2013. We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines.

Income from operations.  Income from operations was $40.2 for the three months ended March 31, 2014, compared to $65.5 for the three months ended March 31, 2013, a decrease of $25.3 or 38.6%.  As a percentage of revenues, income from operations for the three months ended March 31, 2014 was 5.8% compared to 8.5% for the three months ended March 31, 2013.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above. The proposed change in tariffs reflected in the draft Spanish regulation discussed above reduced income from operations as a percentage of sales by approximately 1.3 percentage points.

Interest expense, net.  Interest expense, net was $13.0 for the three months ended March 31, 2014, compared to $14.3 for the three months ended March 31, 2013. The decrease is partially due to lower weighted-average debt outstanding.  Additionally, we experienced higher interest income for the three months ended March 31, 2014, due to higher average interest-bearing cash balances.

Other income (expense), net.  Other income, net was $3.3 for the three months ended March 31, 2014, compared to other expense, net of $1.0 for the three months ended March 31, 2013.  Other income (expense), net, consists principally of net currency gains and losses, gains and losses on tradable emission allowances and earnings and losses on investments accounted for under the equity method of accounting.  The change in other income (expense), net for the three months ended March 31, 2014 is principally the result of losses on equity method investments discussed below, and normal foreign currency fluctuations.  Other expense, net for the three months ended March 31, 2013, was impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013.

Provision for income taxes.  Provision for income taxes was $13.9 for the three months ended March 31, 2014, and $15.8 for the three months ended March 31, 2013. Our estimated income tax provision for the three months ended March 31, 2014 and 2013, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future when it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The Company released the valuation allowance placed on Venezuelan deferred tax assets of approximately $1.7 during the three months ended March 31, 2014.  Management’s forecasts of 2014 earnings for Venezuela indicate continued profitability and future utilization of existing net operating loss carryforwards.

The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is principally due to a less favorable mix of U.S. earnings versus foreign earnings. Additionally, during the three months ended March 31, 2014, we incurred a disproportionate amount of net operating losses in certain foreign countries that resulted in deferred tax assets which more-likely-than-not will not be realized, and we have recorded a valuation allowance against the deferred tax assets, thus increasing the effective tax rate.

On January 2, 2013, the ATRA of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event.  These provisions were not extended for 2014 causing an increase in the effective tax rate as compared to the three months ended March 31, 2013.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013. Had this amount been deductible, our effective tax rate would have been 0.4% lower for the three months ended March 31, 2013.

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2014 and 2015, respectively, subject to potential extensions.  For the three months ended March 31, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $1.2 ($0.02 per diluted share) and $1.0 ($0.01 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the three months ended March 31, 2014, were $594.2 compared to $667.8 for the three months ended March 31, 2013, a decrease of $73.6 or 11.0%.  The Company believes that the decrease in bookings is due to (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  In addition, due to the proposed change in the tariffs reflected in the draft Spanish regulation discussed above, our 2014 aftermarket bookings are lower by approximately $26.4.  The decrease is also attributable to a reduction in bookings for one Latin American national oil company client.  Backlog was $2,749.2 at March 31, 2014, compared to $2,863.7 at March 31, 2013.

Segment Analysis —  three months ended March 31,  2014, compared to three months ended March 31, 2013:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2014		March 31, 2013		2013 to 2014	% Change
Revenues
New units	$391.3	56.0%	$443.2	57.8%	$(51.9)	(11.7)%
Aftermarket parts and services	307.8	44.0%	323.2	42.2%	(15.4)	(4.8)%
Total revenues	$699.1	100.0%	$766.4	100.0%	$(67.3)	(8.8)%
Gross profit
New units	$47.3		$55.5		$(8.2)	(14.8)%
Aftermarket parts and services	100.1		116.5		(16.4)	(14.1)%
Total gross profit	$147.4		$172.0		$(24.6)	(14.3)%
Income from operations
New units	$15.7		$28.6		$(12.9)	(45.1)%
Aftermarket parts and services	49.8		66.4		(16.6)	(25.0)%
Unallocated	(25.3)		(29.5)		4.2	(14.2)%
Total income from operations	$40.2		$65.5		$(25.3)	(38.6)%
Bookings
New units	$243.8		$268.8		$(25.0)	(9.3)%
Aftermarket parts and services	350.5		399.0		(48.5)	(12.2)%
Total bookings	$594.3		$667.8		$(73.5)	(11.0)%
Backlog - ending
New units	$2,045.8		$2,207.7		$(161.9)	(7.3)%
Aftermarket parts and services	703.4		656.0		47.4	7.2%
Total backlog	$2,749.2		$2,863.7		$(114.5)	(4.0)%

New Units

Revenues.  Revenues for this segment were $391.3 for the three months ended March 31, 2014, compared to $443.2 for the three months ended March 31, 2013, a decrease of $51.9 or 11.7%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Three months ended March 31, 2014, compared to the three months ended March 31, 2013. Based on factors such as measures of labor hours and purchases from suppliers, volumes decreased during the three months ended March 31, 2014, principally as a result of the timing issues discussed in the section referenced above.    Specifically, we have been impacted by (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to projects and (2) engineering resource constraints experienced by our end-user clients and their third-party contractors. The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $7.5 for the three months ended March 31, 2014.

Gross profit.  Gross profit was $47.3 for the three months ended March 31, 2014, compared to $55.5 for the three months ended March 31, 2013.  Gross profit as a percentage of segment revenues, was 12.1% for the three months ended March 31, 2014, compared to 12.5% for the three months ended March 31, 2013.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to a shift in mix during the period, as well as reduced operating leverage on fixed costs as a result of lower volumes.

Income from operations.  Income from operations was $15.7 for the three months ended March 31, 2014, compared to $28.6 for the three months ended March 31, 2013.  As a percentage of segment revenues, income from operations was 4.0% for the three months ended March 31, 2014, compared to 6.5% for the three months ended March 31, 2013.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the three months ended March 31, 2014, were $243.8, compared to $268.8 for the three months ended March 31, 2013.  The Company believes that the decrease in bookings is due to (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  Backlog was $2,045.8 at March 31, 2014, compared to $2,207.7 at March 31, 2013.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $307.8 for the three months ended March 31, 2014, compared to $323.2 for the three months ended March 31, 2013, a decrease of $15.4 or 4.8%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The decrease in revenues for the three months ended March 31, 2014, is partially attributable to a reduction in shipments to one Latin American national oil company.  Additionally, in connection with the proposed change in the tariffs reflected in the draft Spanish regulation discussed above, our 2014 revenues are lower by approximately $26.4. Revenues also decreased due to an adverse translation impact of foreign currency fluctuations of approximately $7.2, resulting from a stronger U.S. dollar.

Gross profit.  Gross profit was $100.1 for the three months ended March 31, 2014, compared to $116.5 for the three months ended March 31, 2013.  Gross profit as a percentage of segment revenues for the three months ended March 31, 2014, of 32.5% decreased from 36.0% for the three months ended March 31, 2013.  Gross profit as a percentage of revenues declined by approximately 0.6 percentage points because of the proposed change in the tariffs reflected in the draft Spanish regulation discussed above.

Income from operations.  Income from operations was $49.8 for the three months ended March 31, 2014, compared to $66.4 for the three months ended March 31, 2013.  As a percentage of segment revenues, income from operations decreased to 16.2% for the three months ended March 31, 2014, from 20.5% for the three months ended March 31, 2013.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above. The proposed change in tariffs in the draft Spanish legislation reduced operating income as a percentage of revenues by  2.1  percentage points.

Bookings and backlog.   Bookings for the three months ended March 31, 2014, were $350.5, compared to $399.0 for the three months ended March 31, 2013.    The decrease is partially attributable to a reduction in bookings for one Latin American national oil company client.  Additionally, the proposed retroactive change in the tariffs reflected in the draft Spanish regulation discussed above reduced 2014 aftermarket bookings by approximately $26.4. Bookings during the three months ended March 31, 2013, included a large long-term service agreement to provide energy in Brazil.  Backlog was $703.4 at March 31, 2014, compared to $656.0 at March 31, 2013.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2014, we had cash and cash equivalents of $178.9 and the ability to borrow $552.7 under the $1,168.9 revolving portion of our Amended Credit Facility, as $83.8 was used for outstanding letters of credit and $532.4 of borrowings was outstanding.  In addition  to these letters of credit, $236.1 of letters of credit and bank guarantees were outstanding at March 31, 2014, which were issued by banks offering uncommitted lines of credit.  At March 31, 2014, we were in compliance with our debt covenants.

As of March 31, 2014, approximately $176.8 of our cash was held outside of the U.S.  Except for approximately $8.5 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of March 31, 2014, approximately $90.9 of our cash is not available for general corporate use in the U.S. because such cumulative earnings have been permanently reinvested in foreign countries or foreign markets. Currently, we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate permanently reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash provided by operating activities for the three months ended March 31, 2014, was $59.1, compared to net cash used in operating activities of $43.2 for the three months ended March 31, 2013. The increase in cash provided by operations in the three months ended March 31, 2014, is principally the result of decreased investment in working capital.  Accounts receivable decreased for the three months ended March 31, 2014, as a result of cyclically lower volume and timely cash collections from clients related to high fourth quarter 2013 sales.  Additionally, costs and estimated earnings on uncompleted contracts decreased related to contracts being recognized on the percentage of completion accounting method primarily as a result of the receipt of a large payment from a national oil company.  Accounts payable and accruals decreased for the three months ended March 31, 2014, principally as a result of the timing of payments.    The increase in inventories related principally to LNGoTM, the Company’s small-scale LNG product offering.    Lower customer advances are also attributable to a higher percentage of business with large national oil company clients.  In addition, we made $5.5 of minimum required pension contributions in each of the three months ended March 31, 2014, in accordance with our funding policy.

Net cash used in investing activities was $14.1 for the three months ended March 31, 2014, compared to $31.2 for the three months ended March 31, 2013.   Capital expenditures decreased to $10.8 for the three months ended March 31, 2014, from $19.9 for the three months ended March 31, 2013.    During the three months ended March 31, 2014, we invested an additional $2.5 in Echogen in connection with an agreement discussed more fully in Note 3, Other Investments in the consolidated financial statements.

Net cash used in financing activities was $61.1 for the three months ended March 31, 2014, compared to net cash provided by financing activities of $109.4 for the three months ended March 31, 2013.  Included in net cash used in financing activities for the three months ended March 31, 2014, are $354.0 of borrowings to fund operating cash flows and $410.9 of repayments on the Company’s Amended Credit Facility.  Borrowings on the Amended Credit Facility during the three months ended March 31, 2014, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $9.0 at March 31, 2014, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, postretirement, postemployment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our postretirement medical benefit plans as of March 31, 2014.  Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our postretirement medical benefit plan liabilities.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information.  When used in this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements.  Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;

•	volatility and disruption of the credit markets;

•	our ability to implement our business strategy;

•	delivery delays by third-party suppliers;

•	the risk of cost overruns on fixed price contracts;

•	our ability to comply with local content requirements;

•	payment and administrative delays of certain of our national oil company customers;

•	our ability to generate cash and access capital on reasonable terms;

•	competition in our markets;

•	the variability of bookings and revenues due to volatile market conditions, client subjectivity in placing orders, potential preference for bundling and timing of large orders;

•	failure to integrate, or achieve the expected benefits from, acquisitions, joint ventures or strategic investments;

•	economic, political and other risks associated with our international sales and operations;

•	fluctuations in currency values and exchange rates;

•	loss of our senior management or other key personnel;

•	environmental compliance costs and liabilities and responses to concerns regarding climate change;

•	new regulations relating to “conflict minerals”;

•	failure to maintain safety performance acceptable to our clients;

•	failure to negotiate new collective bargaining agreements;

•	information systems security threats and computer crime;

•	unexpected product claims or regulations;

•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;

•	difficulties implementing an Oracle-based information management system;

•	certain covenants in our principal debt instruments impose restrictions that may limit our operating and financial flexibility;

•	our brand name may be confused with others;

•	our pension expenses and funding requirements;

•	feed-in tariffs and regulations in our energy generating business; and

•	other factors described in this Form 10-Q and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the euro, and to a lesser extent, the Brazilian real, the Indian rupee, the Norwegian krone and the British pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-

the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  An adverse hypothetical 1% change in the exchange rates for the three months ended March 31, 2014, would impact revenues and operating income by approximately $3.8 and $0.4, respectively.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency gains (losses) were $4.4 and $(3.4) for the three months ended March 31, 2014  and 2013, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. ― OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The disclosures required in this Item 1 are included in Note 13, Commitments and Contingencies ― Legal Proceedings, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 2014	-		$-	-	$-
February 2014	82,274	(a)	$58.70	-	$-
March 2014	-		$-	-	$-
Total	82,274			-	$-

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
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

10.1&

Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.20 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed March 14, 2014, File No. 001-32586).

10.2&

Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Non-Qualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).

10.3&

Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.21 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed March 14, 2014, File No. 001-32586).

10.4&

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).

10.5&

Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units (incorporated by reference to Exhibit 10.22 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed March 14, 2014, File No. 001-32586).

10.6&

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).

10.7&

Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.23 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed March 14, 2014, File No. 001-32586).

10.8&

Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).

10.9&

Form of Grant Notice for 2008 Stock Incentive Plan Performance Restricted Stock Units (incorporated by reference to Exhibit 10.26 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed March 14, 2014, File No. 001-32586).

10.10&

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

(101)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

____________

&   Management contract.

(  ) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: May 2, 2014	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer