Form 10-Q
period 2014-06-30
Dresser-Rand Group Inc.
filed 2014-08-04
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of common stock, $.01 par value, outstanding as of July 28, 2014, was 76,616,271.

PART I. ― FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	($ in millions, except per share amounts)

Net sales of products	$448.8	$590.2	$990.6	$1,162.2
Net sales of services	179.6	215.1	336.9	409.5
Total revenues	628.4	805.3	1,327.5	1,571.7
Cost of products sold	326.9	460.1	756.6	918.3
Cost of services sold	123.0	147.0	245.0	283.2
Total cost of sales	449.9	607.1	1,001.6	1,201.5
Gross profit	178.5	198.2	325.9	370.2
Selling and administrative expenses	105.1	98.4	204.9	194.6
Research and development expenses	7.1	12.6	14.5	22.9
Income from operations	66.3	87.2	106.5	152.7
Interest expense, net	(12.6)	(13.4)	(25.6)	(27.7)
Other (expense) income, net	(3.8)	2.0	(0.5)	1.0
Income before income taxes	49.9	75.8	80.4	126.0
Provision for income taxes	21.1	21.4	35.0	37.2
Net income	28.8	54.4	45.4	88.8
Net loss (income) attributable to noncontrolling interest	0.3	(1.1)	0.3	(2.6)
Net income attributable to Dresser-Rand	$29.1	$53.3	$45.7	$86.2
Net income attributable to Dresser-Rand per share
Basic	$0.38	$0.70	$0.60	$1.13
Diluted	$0.38	$0.69	$0.59	$1.12
Weighted-average shares outstanding - (in thousands)
Basic	76,525	76,210	76,448	76,005
Diluted	77,084	76,739	77,017	76,742

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	($ in millions)

Net income	$28.8	$54.4	$45.4	$88.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(2.6)	(15.6)	1.5	(40.6)
Unrealized gain on derivatives - net of tax of $0.1 and $0.1 for the three months ended June 30, 2014 and 2013, respectively, and $0.1 and $0.1 for the six months ended June 30, 2014 and 2013, respectively	-	0.1	0.1	0.2
Pension and other postretirement benefit plans:
Amortization of prior service cost and net actuarial loss included in net periodic costs - net of tax of $0.5 and $0.8 for the three months ended June 30, 2014 and 2013, respectively, and $0.8 and $1.6 for the six months ended June 30, 2014 and 2013, respectively	0.5	1.3	1.0	2.7
Total other comprehensive (loss) income	(2.1)	(14.2)	2.6	(37.7)
Total comprehensive income	26.7	40.2	48.0	51.1
Comprehensive loss (income) attributable to noncontrolling interest	0.3	(1.2)	0.3	(1.7)
Comprehensive income attributable to Dresser-Rand	$27.0	$39.0	$48.3	$49.4

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2014	2013

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$138.7	$190.4
Restricted cash	6.6	8.1
Accounts receivable, less allowance for losses of $8.1 at 2014 and $9.1 at 2013	563.6	727.4
Inventories, net	741.7	716.0
Prepaid expenses and other	70.4	68.8
Deferred income taxes	22.8	25.2
Total current assets	1,543.8	1,735.9
Property, plant and equipment, net	481.9	472.3
Goodwill	926.4	927.6
Intangible assets, net	462.5	479.0
Deferred income taxes	12.2	11.8
Other assets	138.2	111.2
Total assets	$3,565.0	$3,737.8

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$591.6	$729.1
Customer advance payments	173.0	164.5
Accrued income taxes payable	35.2	36.1
Short-term borrowings and current portion of long-term debt	33.9	40.1
Total current liabilities	833.7	969.8
Deferred income taxes	55.1	55.4
Postemployment and other employee benefit liabilities	64.6	74.0
Long-term debt	1,154.3	1,246.9
Other noncurrent liabilities	94.6	90.3
Total liabilities	2,202.3	2,436.4
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,616,271 and 76,293,924 shares issued and
outstanding at June 30, 2014 and December 31, 2013, respectively	0.8	0.8
Additional paid-in capital	175.7	162.4
Retained earnings	1,298.7	1,253.0
Accumulated other comprehensive loss	(116.2)	(118.8)
Total Dresser-Rand stockholders' equity	1,359.0	1,297.4
Noncontrolling interest	3.7	4.0
Total stockholders' equity	1,362.7	1,301.4
Total liabilities and stockholders' equity	$3,565.0	$3,737.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

	($ in millions)
Cash flows from operating activities
Net income	$45.4	$88.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47.6	45.9
Deferred income taxes	(3.0)	4.0
Stock-based compensation	13.1	17.9
Excess tax benefits from stock-based compensation	(2.1)	(6.6)
Amortization of debt financing costs	1.1	2.0
Provision for losses on inventory	2.4	0.6
Provision for losses on accounts receivable	2.2	1.0
Loss (gain) from equity investments	3.0	(1.3)
Loss on disposal of property, plant and equipment	2.8	-
Changes in working capital and other
Accounts receivable	165.9	(85.2)
Inventories	(29.2)	(21.9)
Prepaid expenses and other	(0.8)	(12.3)
Accounts payable and accruals	(139.7)	57.2
Customer advances	8.6	(108.4)
Taxes payable	1.2	(11.9)
Pension and other post-retirement benefits	(8.5)	(4.8)
Other	(15.4)	0.6
Net cash provided by (used in) operating activities	94.6	(34.4)
Cash flows from investing activities
Capital expenditures	(31.7)	(39.7)
Loans made to investees and others	(20.7)	-
Proceeds from sales of property, plant and equipment	0.6	-
Other investments	(2.5)	(10.5)
Decrease in restricted cash balances	1.6	5.9
Net cash used in investing activities	(52.7)	(44.3)
Cash flows from financing activities
Proceeds from exercise of stock options	3.3	3.5
Proceeds from borrowings	530.4	850.8
Repayments of borrowings	(628.5)	(730.5)
Excess tax benefits from stock-based compensation	2.1	6.6
Repurchase of common stock	(5.2)	(1.5)
Net cash (used in) provided by financing activities	(97.9)	128.9
Effect of exchange rate changes on cash and cash equivalents	4.3	(10.7)
Net (decrease) increase in cash and cash equivalents	(51.7)	39.5
Cash and cash equivalents, beginning of period	190.4	122.8
Cash and cash equivalents, end of period	$138.7	$162.3

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2013	$0.8	$162.4	$1,253.0	$(118.8)	$4.0	$1,301.4
Stock-based compensation	-	13.3	-	-	-	13.3
Net income (loss)	-	-	45.7	-	(0.3)	45.4
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	1.5	-	1.5
Unrealized gain on derivatives, net of tax of $0.1	-	-	-	0.1	-	0.1
Pension and other postretirement benefit plans -
net of tax of $0.8
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	1.0	-	1.0
At June 30, 2014	$0.8	$175.7	$1,298.7	$(116.2)	$3.7	$1,362.7

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	11.7	-	-	-	11.7
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	86.2	-	2.6	88.8
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(39.7)	(0.9)	(40.6)
Unrealized gain on derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2
Pension and other postretirement benefit plans -
net of tax of $1.6
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	2.7	-	2.7
At June 30, 2013	$0.8	$150.7	$1,170.8	$(171.5)	$5.4	$1,156.2

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1.Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013; the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our other filings with the Securities and Exchange Commission.  Operating results for the three and six months ended June 30, 2014, are not indicative of the results that may be expected for the year ending December 31, 2014.  Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Multiple-element arrangements

A substantial portion of our arrangements are multiple-element revenue arrangements or contracts, where multiple products and/or services are involved. Products involved in multiple-element arrangements may include centrifugal compressors, gas turbines, power turbines, power recovery expanders, reciprocating compressors, steam turbines and engines. Our typical arrangement includes one of our classes of compressors and a driver (e.g., a motor, turbine or an engine).  In addition to our products, we perform installation and commissioning, training, and other services, and we purchase any number of standard or engineered items from third parties (“buyouts”) that support the application in which our equipment is being used.  Generally, buyouts, installation and commissioning, training and each of our products listed above are considered separate deliverables for a number of reasons, including the following:

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

These contracts generally can take fifteen months or more to complete and in one case we have a contract which may take sixty months to complete, or longer.  The timing between the first deliverable and the last deliverable is generally three to twelve months, and services are typically delivered last.

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

In substantially all of our multi-element arrangements, we use ESP to allocate arrangement consideration. We determine ESP based on our normal pricing and discounting practices. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts of the arrangement. We typically arrive at an ESP by considering client and entity-specific factors such as existing pricing, price discounts, geographies, competition, internal costs and profitability objectives.

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

It is uncommon for the Company to have contract scope adjustments that impact the selling price for specific units of accounting resulting in changes in the allocation of the selling price.  In the event of such an adjustment, we apply the change in the allocation of the selling price to the units of accounting that are not yet delivered.  As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices in subsequent periods.  Historically, there have been no material impacts, nor do we currently expect material impacts in the next twelve months, on our revenue recognition due to changes in our VSOE, TPE or ESP.

Percentage of completion

We also enter into certain large contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

Type Contracts and utilize the percentage of completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients on these projects typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage of completion revenue represents approximately 4.8% and 7.3% of consolidated revenues for the six months ended June 30, 2014 and 2013, respectively.

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

We apply the percentage of completion method of accounting to agreements when the following conditions exist:

•	The costs are reasonably estimable;

•

The contract includes provisions that clearly specify the enforceable rights regarding products and services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

•	The customer can be expected to satisfy all obligations under the contract; and

•	We expect to perform all of our contractual obligations.

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

Fair Value of Financial Instruments — Recurring fair value measurement of financial instruments consist principally of foreign currency derivatives, interest rate swaps and fixed rate long-term debt.

Input levels used for fair value measurements are as follows:

Input
Description	Disclosure	Level	Level 2 Inputs	Level 3 Inputs
Impairment of long-lived assets	Note 7	Level 3	Not applicable	Level 3 inputs are more fully described in Note 7.
Financial derivatives	Note 8	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable
Long-term debt (disclosure only)	Note 10	Level 2	Quoted prices in markets that are not active	Not applicable

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

Effective January 1, 2014, the Company adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the settlement of the deferred tax asset is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments in ASU 2014-08 are effective prospectively for all disposals (or classifications as held for sale) of components of an entity, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  The Company is currently evaluating the new pronouncement to determine the impact it may have to its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted.  The Company is evaluating the new pronouncement to determine the impact it may have to its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted.  Companies may use either a prospective or a retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  The Company is evaluating the new pronouncement to determine the impact it may have to its consolidated financial statements.

3. Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone of Texas.  The Company expects to manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel, subject to the project reaching full financing.   Although the project is not yet fully financed, management believes that the ability to finance the project will not have a material adverse effect on the Company’s financial condition.  As of June 30, 2014, the Company had invested a total of $5.0 for a 5.7% ownership interest in Bethel.  The remaining 94.3% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    On February 14, 2014, the Company entered into a term loan agreement with Bethel to help fund the construction of the CAES facility.  The Company may loan Bethel an aggregate principal amount of up to $25.0, with interest rates ranging from 8.0% to 16.0% per annum.  Loans made under the arrangement mature no later than eight years from the date of issuance.  As of June 30, 2014, Bethel has borrowed $18.6 from the Company.  The Company’s maximum exposure to loss on its investment in Bethel is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Bethel, the Company considered that its board participation, ownership interest and loan would not give the Company the power to direct the activities of Bethel and, consequently, would not result in the Company being the primary beneficiary.  The investment in Bethel is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $4.9 at June 30, 2014.  The Company recognized revenues from APEX of $11.6 and $22.4 for the three and six months ended June 30, 2014, respectively.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications using a proprietary supercritical carbon dioxide process technology.  The Company will pay Echogen a royalty based on future equipment sales in these markets. Aggregate

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

minimum royalties of $6.0 must be paid in the first five years of commercialization, which has not begun, regardless of the amount of revenues generated, or the license will become non-exclusive.  On March 26,  2014, the Company entered into an agreement for exclusive license rights to certain of Echogen’s intellectual property in exchange for $2.5 of cash and the relief of the Company’s obligation to provide certain equipment which was required under the original agreement. These exclusive license rights are represented by the remaining shares of Echogen held by the Company, which will be exchanged for an exclusive license when Echogen’s intellectual property is proven.  Additionally, the Company is obligated to match other funding of up to $1.0, which we expect to pay during the three months ended September 30, 2014.  As of June 30, 2014, the Company had invested a total of $25.5 for a 33.4% noncontrolling interest in Echogen. The Company’s maximum exposure to loss on its investment in Echogen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Echogen, the Company considered that its board participation and ownership interest would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $18.2 at June 30, 2014.

In April 2009, the Company and Al Rushaid Petroleum Investment Company (“ARPIC”) executed a Business Venture Agreement to form a joint venture, Dresser-Rand Arabia LLC (“D-R Arabia”). D-R Arabia was formed to execute manufacturing, repair, and other services, and to provide technical expertise and training in the Kingdom of Saudi Arabia. The Company and ARPIC each own approximately 50% of D-R Arabia. In determining whether the Company should consolidate D-R Arabia, the Company determined that its ownership, board participation and other related contractual rights would give the Company the ability to direct the activities of D-R Arabia, which would result in the Company being the primary beneficiary. Consequently, D-R Arabia is consolidated in the financial results of the Company.

D-R Arabia has total assets of approximately $50.0, consisting principally of property, plant and equipment, and total liabilities of approximately $78.6, consisting principally of intercompany loans. The assets have been classified accordingly in the Company’s consolidated balance sheet, and the loans have been eliminated in consolidation. The Company has no contractual responsibility to provide additional funding to D-R Arabia. The creditors of D-R Arabia have no recourse to any of the Company’s assets outside of D-R Arabia.

The Company and ARPIC, as shareholders of D-R Arabia, and their respective director nominees provided approvals to enable D-R Arabia to satisfy two issues raised by the Saudi Arabian General Investment Authority (“SAGIA”), concerning adding licensing to provide additional services and repairs and increasing its capitalization.  The necessary filings have been made and further requirements are pending SAGIA’s processing of the filings.

In 2008, the Company entered into an agreement by which it acquired a noncontrolling interest in Ramgen Power Systems, LLC (“Ramgen”), a privately-held company that is developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.  In addition to receiving a noncontrolling interest, the Company received an option to acquire the business of Ramgen at a price of $25.0 and a royalty commitment. On April 4, 2014, the Company entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of Ramgen, with an expected closing date no later than August 15, 2014. Under the terms of the APA, the Company will exchange its existing equity ownership in Ramgen, cash of approximately $1.0 and the rights to royalty payments from certain future sales made by the Company for substantially all of the assets of Ramgen. This agreement supersedes all prior agreements between the Company and Ramgen, including the option to acquire and the original royalty arrangement.  The Company has made investments totaling $34.4, which have resulted in an aggregate noncontrolling interest of 42.2% at June 30, 2014.  The Company’s maximum exposure to loss on its investment in Ramgen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Ramgen at June 30, 2014, the Company considered that its board participation, ownership interest, the option to acquire and the APA would not give the Company the power to direct the activities of Ramgen and, consequently, would not result in the Company being the primary beneficiary. The investment in Ramgen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $28.5 at June 30, 2014.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

4.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	June 30,	December 31,
	2014	2013

Costs incurred on uncompleted contracts	$244.4	$195.5
Estimated earnings	66.8	52.4
	311.2	247.9
Less: billings to date	(336.2)	(162.7)
	$(25.0)	$85.2
Costs and estimated earnings in excess of billings	$7.4	$98.1
Billings in excess of costs and estimated earnings	(32.4)	(12.9)
	$(25.0)	$85.2

5.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$119.7	$25.9	36 years	$120.0	$24.2
Customer relationships	333.6	87.9	32 years	333.2	79.4
Non-compete agreements	5.5	5.4	3 years	5.5	5.0
Existing technology	160.8	58.9	23 years	160.6	55.3
Contracts and purchase agreements	10.7	1.6	11 years	10.2	1.4
Software	28.7	27.8	10 years	28.7	26.3
In-process research and development	12.6	1.6	10 years	12.7	0.3
Total amortizable intangible assets	$671.6	$209.1		$670.9	$191.9

Intangible asset amortization expense was $8.5 and $16.8 for the three and six months ended June 30, 2014, respectively, and $7.3 and $14.6 for the three and six months ended June 30, 2013, respectively, and is estimated to be $16.9 for the remainder of fiscal year 2014.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $30.6 in 2015,  $30.0 in 2016,  $29.8 in 2017,  $29.4 in 2018 and $29.1 in 2019.

The following table represents the changes in goodwill in total and by segment (see Note 15 for additional segment information):

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

		Aftermarket
	New Units	Parts and Services	Total
Balance, December 31, 2013	$488.4	$439.2	$927.6
Foreign currency adjustments	(0.6)	(0.6)	(1.2)
Balance, June 30, 2014	$487.8	$438.6	$926.4

6. Inventories, net

Inventories were as follows:

	June 30,	December 31,
	2014	2013

Raw materials	$141.6	$71.0
Finished parts	281.2	262.4
Work-in-process	774.9	845.9
	1,197.7	1,179.3
Less: progress payments from clients	(456.0)	(463.3)
Inventories, net	$741.7	$716.0

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $116.8 and $129.0  at June 30, 2014, and December 31, 2013, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $34.6 and $30.7 at June 30, 2014, and December 31, 2013, respectively.

7. Property, plant and equipment

Property, plant and equipment were as follows:

	June 30,	December 31,
	2014	2013
Cost:
Land	$32.6	$33.1
Buildings and improvements	276.7	261.4
Machinery and equipment	502.7	479.0
	812.0	773.5
Less: accumulated depreciation	(330.1)	(301.2)
Property, plant and equipment, net	$481.9	$472.3

Depreciation expense was $15.5 and $30.8 for the three and six months ended June 30, 2014, respectively, and $14.3 and $31.3 for the three and six months ended June 30, 2013, respectively.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Impairment of Spanish Cogeneration Facilities

The Company has a wholly-owned or majority ownership in six cogeneration facilities in Spain. The Spanish government published a ministerial order on June 20, 2014, that reflected a reduction in the tariffs of approximately 38%, which was retroactive to July 2013.

The enacted order was issued in draft form in February 2014 and is an implementation of a law that was passed in 2013.  The 2013 law did not have sufficient specificity to reasonably estimate the change in the tariff without the further order, but did provide that the existing tariffs would be paid on a provisional basis until the order was issued.  Before the initial draft was issued, the Company believed there would not be a material change in the tariff, and therefore did not believe that assets would be impaired. Once the initial draft was issued, the Company determined that operating the cogeneration facilities would not be economical under the proposed reduced tariff level and decided to suspend operations at the facilities.  Because the initial draft related to the 2013 law, the Company recorded the resulting impairment charge of $40.0 in the three months ended December 31, 2013.  The impairment charge solely impacted the aftermarket parts and services segment.

The impaired assets included land, power generation equipment, cogeneration plant equipment and structures. The land was valued using the market approach and the machinery and equipment was valued using the cost approach. The income approach was considered and applied to the total operations, but the income approach was not applied to the individual assets because these assets contribute to earnings jointly with many other economic factors.  No value was placed on the structures because it was determined that buildings would not be necessary for the highest and best use of the land.

The market approach was applied to the land based on discussions with local brokers considering the land’s size, shape, zoning, location, and other similar factors. This methodology was used because comparable land transactions and comparable current listings could not be located.

The current replacement cost of a typical similar cogeneration facility was the basis used to estimate the replacement cost of the machinery and equipment.  Recoverability adjustments were applied to the current replacement cost based upon production hours since the last overhaul to reduce the estimated fair value accordingly.

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

We are legally obligated to decommission our cogeneration sites in Brazil and Spain upon site exit.  The Company has not recorded any conditional asset retirement obligations on its cogeneration facilities in Brazil because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities. The decommissioning activities in Brazil are less significant than those in Spain, and the Company believes any obligations arising from such activities are immaterial to the financial statements.  As a result of the suspension of its cogeneration facilities in Spain, the Company recorded a  conditional asset retirement obligation related to its Spanish cogeneration facilities in 2014.  The changes in the Company’s asset retirement obligations were as follows:

	Six Months Ended June 30,
	2014	2013
Beginning balance	$-	$-
Provisions	4.5	-
Effects of exchange rate changes	-	-
Ending balance	$4.5	$-

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $24.6) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at June 30, 2014, and December 31, 2013 was $0.6 and $0.7, respectively, and the related unrealized gain for the three and six months ended June 30, 2014, was $0.0 and $0.1, respectively, and $0.1 and $0.2 for the three and six months ended June 30, 2013, respectively.

None of the Company’s other derivative financial instruments are designated as hedges for accounting purposes.  Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other income (expense), net.

All of the Company’s foreign currency derivative contracts are subject to master netting arrangements.  These arrangements provide for the option to settle contracts with a given counterparty on a net basis when they settle on the same day and the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.  The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet.  The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period.  Had the Company presented its derivative contracts on a net basis, the amounts recorded in the consolidated balance sheet would not be materially different from the presentation in the table below.  In addition, the arrangements do not require the Company to post any cash collateral.

The following table sets forth the Company’s foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	June 30,	December 31,
	2014	2013

Foreign currency exchange contracts assets	$3.1	$5.4

Foreign currency exchange contracts liabilities	$9.6	$16.3

The notional amount for the forward exchange contracts outstanding as of June 30, 2014, and December 31, 2013, was $471.3 and $546.6, respectively.  The net foreign currency gains (losses) recognized for forward currency contracts were $1.6 and $4.4 for the three and six months ended June 30, 2014, respectively, compared to $(5.0) and ($9.3) for the three and six months ended June 30,  2013, respectively.

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

Our estimated income tax provisions for the three and six months ended June 30, 2014 and 2013, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The increase in the effective tax rate for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, is principally due to an increased amount of net operating losses in certain foreign countries for which we could not record benefits under U.S.  GAAP, thus increasing the effective tax rate by approximately 13.9 and 14.0 percentage points, respectively.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event. The “look-through” exemption for foreign earnings provision and the research and experimentation credit has not yet been extended for 2014, causing an increase in the effective tax rate of approximately 2.4 percentage points for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.  The increase in the effective tax rate for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was not significant.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013.  Had this amount been deductible, our effective tax rate would have been 1.0 percentage point lower for the six months ended June 30, 2013.

Certain foreign subsidiaries are operating under tax holiday arrangements that will expire during 2014 and 2015, subject to potential extensions.  For the three and six months ended June 30, 2014, the impact of these tax holiday arrangements lowered income tax expense by $1.7 ($0.02 per diluted share) and $2.9  ($0.04 per diluted share), respectively, and by $2.3  ($0.03  per diluted share) and $3.3  ($0.04 per diluted share) for the three and six months ended June 30, 2013, respectively.

Except for earnings in India, management has decided to indefinitely reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any indefinitely reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

10.Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2014	2013
Amended Credit Facility	$793.5	$ 884.5
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank overdraft facility	-	4.6
Other indebtedness	19.7	22.9
Total debt	1,188.2	1,287.0
Less: current portion	(33.9)	(40.1)
Total long-term debt	$1,154.3	1,246.9

On June 27, 2014, we entered into an amendment (the “First Amendment”) to our committed credit agreement (as amended by the First Amendment, the “Amended Credit Facility”).  The First Amendment amends certain terms and provisions of our committed credit agreement to incorporate recent changes to the ownership structure of certain legal entities completed by the Company in order to facilitate the Company’s cash management activities.

At June 30, 2014, the Company was in compliance with its debt covenants.

Senior Subordinated Notes

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6½% senior subordinated notes due May 2021	$375.0	$403.4	$375.0	$400.5

Due to the variable rate nature of all of the Company’s other long-term debt, the carrying values materially approximate their fair values as the rates are comparable to current market rates at which debt with similar terms could be obtained.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

11. Pension Plans

The components of net pension expense were as follows:

	U.S. Plans				Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$0.9	$1.0	$1.8	$2.0	$0.6	$1.4	$1.2	$2.8
Interest cost	3.3	2.9	6.6	5.8	1.3	1.5	2.7	3.1
Expected return on plan assets	(4.6)	(4.1)	(9.2)	(8.1)	(1.7)	(1.6)	(3.3)	(3.3)
Amortization of net actuarial
loss	0.7	1.9	1.4	3.9	0.2	0.2	0.2	0.3
Amortization of prior service
cost	-	-	0.1	-	0.1	-	0.1	-
Net pension expense	$0.3	$1.7	$0.7	$3.6	$0.5	$1.5	$0.9	$2.9

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

The Company made pension contributions of $3.5 and $9.0, respectively, during the three and six months ended June 30, 2014, and $4.6 and $10.1, respectively, during the three and six months ended June 30, 2013.

12.Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest cost	$0.2	$0.2	$0.3	$0.4
Amortization of net actuarial loss	-	0.1	-	0.2
Net post-retirement benefits expense	$0.2	$0.3	$0.3	$0.6

13.Commitments and Contingencies (£,  € and R$ in millions)

Legal Proceedings

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand Company Limited (“Ingersoll Rand”), for certain of these matters as part of Ingersoll Rand’s sale of the Company and by the sellers

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

of Grupo Guascor for certain of these matters in connection with our acquisition of Grupo Guascor, S.L. (“Guascor”) in May 2011.  While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnities from Ingersoll Rand and the sellers of Guascor, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.

Guascor Purchase Price Dispute

On May 4, 2011, the Company acquired all of the issued and outstanding capital stock of Guascor pursuant to a Share Purchase Agreement (the “SPA”) for approximately $543.2.  The purchase price was subject to a further adjustment to the extent that net debt (debt minus cash) at the end of business on May 4, 2011, was different from €124.5. Pursuant to the SPA, this adjustment is to be computed on the basis of Spanish generally accepted accounting principles (“SGAAP”).

The Company and the sellers of Guascor (“Sellers”) are in dispute about the amount of the purchase price adjustment set out in the SPA. In some cases, the Sellers and the Company have opposing views as to the amount that should be included in the price adjustment.  In other cases, the Sellers and the Company are in dispute as to whether certain items should be included in the net debt computation.  In accordance with the provisions of the SPA, the parties are resolving this dispute under an arbitration in the International Court of Commerce (“ICC”) and before a French court-appointed expert.  Based upon its interpretation of Spanish GAAP, the Company has unresolved disputes totaling approximately $42.4 with the Sellers.

The Company has recorded a receivable from the Sellers for the purchase price adjustment, net of an allowance for the Company’s best estimate of amounts collectible.  This allowance was established by considering, for each disputed item, the Company’s view of its position under SGAAP, uncertainties around the expert’s interpretation of SGAAP, and the collectability of the amounts. As additional information becomes known and disputed items are resolved, changes to the allowance will be recorded directly to net income.  The final resolution of these amounts could take several months and potentially years if appeals are pursued.  The final amount could be materially different than the net receivable recorded by the Company.  The Company, however, does not believe that the difference could have a material adverse effect on its operating results, financial condition, liquidity or cash flows.

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

The claims that proceeded to complaint before the NLRB included the Company’s handling of the one week lockout, the negotiation of the recall process used to return employees to the facility after reaching impasse and lifting the lockout, and the termination of two employees who engaged in misconduct on the picket line during the strike.  The trial of this matter

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

took place before a NLRB Administrative Law Judge (the “ALJ”) in Elmira and Painted Post, New York, during the summer of 2009.  On January 29, 2010, the ALJ issued his decision in which he found in favor of the union on some issues and upheld the Company’s position on others.  The Company timely appealed the ALJ’s rulings against the Company to the NLRB in Washington, D.C.  On August 6, 2012, the NLRB affirmed the ALJ’s rulings.  The Company timely appealed the matter to the U.S. Fifth Circuit Court of Appeals, which stayed the proceedings in July 2013 pending a ruling by the U.S. Supreme Court on a constitutional issue, in an unrelated case, that is also in controversy in the Company’s appeal.  The U.S. Supreme Court’s decision on the constitutional matter was decided in June 2014. That decision held that the NLRB that ruled on this and other cases was invalidly appointed by the President and the matters decided by that NLRB were also set aside as invalid. As a result, this matter has been returned to the current and validly appointed NLRB to be reheard in its entirety. The Company continues to believe it complied with the law and that it will ultimately prevail with respect to these ULP allegations.  The litigation process, including further appeals, could reasonably take one to two years to resolve with finality.  Given the broad scope of possible remedies that may apply pursuant to conflicting case law, the Company cannot estimate the range of loss, if any, at this time.  Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such matters will not have a material adverse effect on the Company’s financial condition.

Banco Santos Litigation

In July 2004, Guascor SA and Jaguari Energetica SA, subsidiaries of Guascor (collectively, the “GG Entities”), entered into an agreement (the “BNDES Agreement”) with the Bank of National Economic and Social Development (“BNDES”) for the construction of a hydroelectric dam in Rio Grande do Sul, Brazil (the “Project”).  Pursuant to the terms of the BNDES Agreement, in August 2004, the GG Entities entered into a separate agreement (the “Banco Santos Agreement”) with Banco Santos, a Brazilian bank previously based in Sao Paulo, Brazil.  Per the terms of the Banco Santos Agreement, Banco Santos and the GG Entities agreed that: (i) in exchange for a fee paid by the GG Entities, Banco Santos would establish a reserve in favor of the GG Entities in the amount of R$3.6 (approximately $1.6) (the “Reserve”) to ensure that funds for a twelve month term would be available (if needed) by the GG Entities to fund their performance obligations under the BNDES Agreement; (ii) the GG Entities would issue twelve banking credit notes (the “Notes”) to Banco Santos (one for each of the twelve months), under which Notes the GG Entities would be obligated to make a payment to Banco Santos if the GG Entities used the applicable portion of the Reserve associated with a Note; and (iii) no portion of the Reserve would be invested by Banco Santos in any high risk investments.  The GG Entities completed the Project in December 2006 and fulfilled their obligations under the BNDES Agreement, without using any portion of the Reserve.  Accordingly, the Company believes that, pursuant to the terms of the Banco Santos Agreement, none of the Notes securing the Reserve became due or payable by the GG Entities to Banco Santos.

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

The GG Entities commenced an action (the “Declaratory Action”) in the Civil Courts in the State of Sao Paulo, Brazil, in April 2005 seeking a declaratory judgment that the BS Affiliates were barred from recovering any amounts with regard to the Notes because such Notes were null and void pursuant to the terms of the Banco Santos Agreement.  In December 2010, while the Declaratory Action was still pending, the BS Affiliates filed a separate action (the “BS Action”) in the Sao Paulo Civil Court seeking to recover from the GG Entities the amount of the Reserve.  The Court stayed the BS Action in September 2011 pending a final ruling in the Declaratory Action.  The GG Entities appealed the Court’s denial of their request for declaratory relief, and the Appellate Court ruled in favor of the GG Entities, which were not ordered to pay any amounts.  Banco Santos may appeal the Appellate Court’s decision.

Although the Company believes, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in the Declaratory Action and a similar case filed by the BS Affiliates, the ultimate outcome of these proceedings cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$46.4  (approximately $21.0).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment from the Italian Tax Court (i.e., the Commissione Tributaria Provinciale Di Genova) in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.8).  On March 6, 2014, as requested by the Italian Tax Court with regard to tax years 2007 and 2008, the Court of Justice of the European Union issued an advisory, preliminary ruling, which ruling supported the Company’s position with regard to the value-added tax regulations that no such taxes are owed.  The Company then requested that the Italian Tax Court issue its judgment with regard to tax years 2007 and 2008, which judgment the Company intends to present to the appeals court in connection with its appeal of the Italian Tax Court’s adverse judgment with respect to tax years 2005 and 2006.  The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($13.8).

14.   Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Six Months Ended June 30,
	2014	2013

Beginning balance	$21.4	$20.1
Provision for warranties issued during period	7.5	6.8
Adjustments to warranties issued in prior periods	0.7	0.9
Payments during the period	(9.3)	(8.8)
Foreign currency adjustments	0.2	(0.3)
Ending balance	$20.5	$18.7

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

Segment results for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
New units	$302.7	$420.2	$694.0	$863.4
Aftermarket parts and services	325.7	385.1	633.5	708.3
Total revenues	$628.4	$805.3	$1,327.5	$1,571.7
Income from operations
New units	$27.1	$25.8	$42.8	$54.4
Aftermarket parts and services	70.5	92.8	120.3	159.2
Unallocable	(31.3)	(31.4)	(56.6)	(60.9)
Total income from operations	$66.3	$87.2	$106.5	$152.7
Depreciation and amortization
New units	$11.3	$11.2	$24.0	$25.3
Aftermarket parts and services	12.7	10.4	23.6	20.6
Total depreciation and amortization	$24.0	$21.6	$47.6	$45.9

Total assets by segment were as follows:

	June 30,	December 31,
	2014	2013
Total assets (including goodwill)
New units	$1,067.6	$1,113.8
Aftermarket parts and services	1,351.1	1,305.0
Unallocable	1,146.3	1,319.0
Total assets	$3,565.0	$3,737.8

16.Incentive Stock-Based Compensation Plans

During the six months ended June 30,  2014, the Compensation Committee of the Company’s Board of Directors, and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors, approved grants of options and stock appreciation rights for 294,749 shares of common stock and grants of 321,121 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan and approved the issuance of Performance Restricted Stock Units with a target grant amount of 69,499 restricted stock units.

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

17.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)
Other comprehensive gain before reclassifications	1.5	-	-	1.5
Amounts reclassified from AOCI	-	0.1	1.0	1.1
Net current period other comprehensive income	1.5	0.1	1.0	2.6
At June 30, 2014	$(68.0)	$(0.3)	$(47.9)	$(116.2)

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(39.7)	-	-	(39.7)
Amounts reclassified from AOCI	-	0.2	2.7	2.9
Net current period other comprehensive (loss) income	(39.7)	0.2	2.7	(36.8)
At June 30, 2013	$(91.0)	$(0.5)	$(80.0)	$(171.5)

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Items reclassified out of AOCI into net income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Amount Reclassified From AOCI into Net Income				Affected Line Item in the
	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statement
Details About AOCI Components	2014	2013	2014	2013	of Income

Unrealized gain on derivatives	$(0.1)	$(0.2)	$(0.2)	$(0.3)	Interest expense, net
	0.1	0.1	0.1	0.1	Provision for income taxes
	$-	$(0.1)	$(0.1)	$(0.2)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(1.0)	$(2.1)	$(1.8)	$(4.3)	(a)
	0.5	0.8	0.8	1.6	Provision for income taxes
	$(0.5)	$(1.3)	$(1.0)	$(2.7)	Net of tax
Total reclassifications, net of tax	$(0.5)	$(1.4)	$(1.1)	$(2.9)	Net of tax

 (a)These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 11, Pension Plans and Note 12, Post-Retirement Benefits Other than Pensions for additional information.

18.  Significant Concentration of Credit Risk

At June 30, 2014, approximately 15.2% of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  Historically, the Company has collected its outstanding receivables from PDVSA. Payments of approximately $35.8 were received during the six months ended June 30, 2014, and additional payments of $13.8 were received subsequent to June 30, 2014.  The Company believes that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

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

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve. These applications use renewable energy sources, reduce carbon footprint, recover energy and/or increase energy efficiency. These products include, among others: compression technologies for carbon capture and sequestration (“CCS”); hot gas turbo-expanders for energy recovery in refineries and certain chemical facilities; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have experience in the design, construction and development of power generation and cogeneration plants and mini-hydroelectric plants, and the development and exploitation of wind farms and biomass, used oil and landfill gas, photovoltaic solar energy and farm waste processing. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. A CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. These applications are environmentally-friendly and provide unique response features for grid management. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway, Brazil and India.

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

Our solutions-based service offering combines our industry-leading technology, extensive worldwide service center network, deep product expertise, project management capabilities and a culture of safety (which we believe to be industry-leading), compliance and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach built on alliance and frame agreements align us with our clients who increasingly choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party.

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

Results of Operations

Three months ended June 30, 2014, compared to the three months ended June 30, 2013:

	Three Months Ended		Three Months Ended		Period to Period Change
	June 30, 2014		June 30, 2013		2013 to 2014	% Change
Consolidated Statement of Operations Data:
Revenues	$628.4	100.0%	$805.3	100.0%	$(176.9)	(22.0)%
Cost of sales	449.9	71.6	607.1	75.4	(157.2)	(25.9)%
Gross profit	178.5	28.4	198.2	24.6	(19.7)	(9.9)%
Selling and administrative expenses	105.1	16.7	98.4	12.2	6.7	6.8%
Research and development expenses	7.1	1.1	12.6	1.6	(5.5)	(43.7)%
Income from operations	66.3	10.6	87.2	10.8	(20.9)	(24.0)%
Interest expense, net	(12.6)	(2.0)	(13.4)	(1.7)	0.8	(6.0)%
Other (expense) income, net	(3.8)	(0.6)	2.0	0.3	(5.8)	(290.0)%
Income before income taxes	49.9	7.9	75.8	9.4	(25.9)	(34.2)%
Provision for income taxes	21.1	3.4	21.4	2.6	(0.3)	(1.4)%
Net income	28.8	4.6	54.4	6.8	(25.6)	(47.1)%
Net loss (income) attributable to
noncontrolling interest	0.3	0.0	(1.1)	(0.2)	1.4	(127.3)%
Net income attributable to Dresser-Rand	$29.1	4.6%	$53.3	6.6%	$(24.2)	(45.4)%
Bookings	$691.0		$868.4		$(177.4)	(20.4)%
Backlog - ending	$2,782.6		$2,945.4		$(162.8)	(5.5)%

Revenues.   Revenues were $628.4 for the three months ended June 30, 2014, compared to $805.3 for the three months ended June 30, 2013, a decrease of $176.9 or 22.0%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan, permit and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues decreased due to lower volume during the three months ended June 30, 2014 as a result of the timing issues discussed above.    Specifically, we have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications. Revenues were also negatively impacted by our six cogeneration facilities in Spain.  The Spanish government published a ministerial order on June 20, 2014, that reflects an approximate 38% reduction in the tariffs payable to such facilities.  In connection with the order being issued and the reduction of the tariffs and the suspension of operations at the facilities, revenues for the three months ended June 30, 2014 are lower by approximately $35.4. The decrease in revenues for the three months ended June 30, 2014, is also partially attributable to a reduction in shipments to one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was  $43.2 for the three months ended June 30, 2014.

Cost of sales.  Cost of sales was $449.9 for the three months ended June 30, 2014, compared to $607.1 for the three months ended June 30, 2013.  As a percentage of revenues, cost of sales was 71.6% for the three months ended June 30, 2014, compared to 75.4% for the three months ended June 30, 2013.  The decrease in cost of sales as a percentage of revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was principally the result of a shift in mix from our new units segment to our aftermarket segment.    A better mix of projects within the new units segment

also contributed to lower cost of sales as a percentage of revenues.  The change in the tariffs reflected in the Spanish ministerial order discussed above contributed approximately 0.9% to the decrease in cost of sales as a percentage of revenues.

Gross profit.  Gross profit was $178.5 for the three months ended June 30, 2014, compared to $198.2 for the three months ended June 30, 2013.  As a percentage of revenues, gross profit was 28.4% for the three months ended June 30, 2014, compared to 24.6% for the three months ended June 30, 2013.  We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $105.1 for the three months ended June 30, 2014, compared to $98.4 for the three months ended June 30, 2013.  The increase in selling and administrative expenses was generally the result of cost inflation and severance cost associated with the suspension of operations at six of our cogeneration facilities in Spain, as well as the planned consolidation of operations in Germany.  As a percentage of revenues, selling and administrative expenses increased to 16.7% from 12.2%.

Research and development expenses.  Research and development expenses for the three months ended June 30, 2014, were $7.1, compared to $12.6 for the three months ended June 30, 2013.  The decline in research and development expenses is the result of changing expenditure profiles within major programs as they near market release.  We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines.

Income from operations.  Income from operations was $66.3 for the three months ended June 30, 2014, compared to $87.2 for the three months ended June 30, 2013, a decrease of $20.9 or 24.0%.  As a percentage of revenues, income from operations for the three months ended June 30, 2014 was 10.6% compared to 10.8% for the three months ended June 30, 2013.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $12.6 for the three months ended June 30, 2014, compared to $13.4 for the three months ended June 30, 2013. The decrease is partially due to lower weighted-average debt outstanding.  Additionally, we experienced higher interest income for the three months ended June 30, 2014, due to higher average interest-bearing cash balances.

Other (expense) income, net.  Other expense, net was $3.8 for the three months ended June 30, 2014, compared to other income, net of $2.0 for the three months ended June 30, 2013.  Other (expense) income, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.  The change in other (expense) income, net for the three months ended June 30, 2014 is principally the result of losses on equity method investments and foreign currency fluctuations.

Provision for income taxes.  Provision for income taxes was $21.1 for the three months ended June 30, 2014, and $21.4 for the three months ended June 30, 2013. Our estimated income tax provision for the three months ended June 30, 2014 and 2013, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The increase in the effective tax rate for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, is principally due to an increased amount of net operating losses in certain foreign countries for which we could not record benefits under U.S.  GAAP, thus increasing the effective tax rate by approximately 13.9 percentage points.

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

Certain foreign subsidiaries are operating under tax holiday arrangements that will expire during 2014 and 2015, subject to potential extensions.  For the three months ended June 30, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $1.7 ($0.02 per diluted share) and $2.3 ($0.03 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the three months ended June 30, 2014, were $691.0 compared to $868.4 for the three months ended June 30, 2013, a decrease of $177.4 or 20.4%.  The Company believes that the decrease in bookings is primarily due to delays in major projects, principally upstream, by our end-user clients in an effort to address their escalating capital costs relating to those projects.  In addition, due to the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 aftermarket bookings are lower by approximately $35.4. The decrease is also attributable to a reduction in bookings for one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  Backlog was $2,782.6 at June 30, 2014, compared to $2,945.4 at June 30, 2013.

Segment Analysis —  three months ended June 30, 2014, compared to three months ended June 30, 2013:

	Three Months Ended		Three Months Ended		Period to Period Change
	June 30, 2014		June 30, 2013		2013 to 2014	% Change
Revenues
New units	$302.7	48.2%	$420.2	52.2%	$(117.5)	(28.0)%
Aftermarket parts and services	325.7	51.8%	385.1	47.8%	(59.4)	(15.4)%
Total revenues	$628.4	100.0%	$805.3	100.0%	$(176.9)	(22.0)%
Gross profit
New units	$56.6		$54.9		$1.7	3.1%
Aftermarket parts and services	121.9		143.3		(21.4)	(14.9)%
Total gross profit	$178.5		$198.2		$(19.7)	(9.9)%
Income from operations
New units	$27.1		$25.8		$1.3	5.0%
Aftermarket parts and services	70.5		92.8		(22.3)	(24.0)%
Unallocated	(31.3)		(31.4)		0.1	(0.3)%
Total income from operations	$66.3		$87.2		$(20.9)	(24.0)%
Bookings
New units	$342.7		$432.0		$(89.3)	(20.7)%
Aftermarket parts and services	348.3		436.4		(88.1)	(20.2)%
Total bookings	$691.0		$868.4		$(177.4)	(20.4)%
Backlog - ending
New units	$2,056.3		$2,254.3		$(198.0)	(8.8)%
Aftermarket parts and services	726.3		691.1		35.2	5.1%
Total backlog	$2,782.6		$2,945.4		$(162.8)	(5.5)%

New Units

Revenues.  Revenues for this segment were $302.7 for the three months ended June 30, 2014, compared to $420.2 for the three months ended June 30, 2013, a decrease of $117.5 or 28.0%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Three months ended June 30, 2014, compared to the three months ended June 30, 2013. Based on factors such as measures of labor hours and purchases from suppliers, volumes decreased during the three months ended June 30, 2014, principally as a result of the timing issues discussed in the section referenced above.    Specifically, we have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications. The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was  $43.2 for the three months ended June 30, 2014.

Gross profit.  Gross profit was $56.6 for the three months ended June 30, 2014, compared to $54.9 for the three months ended June 30, 2013.  Gross profit as a percentage of segment revenues, was 18.7% for the three months ended June 30, 2014, compared to 13.1% for the three months ended June 30, 2013.  We experienced increased gross profit as a percentage of sales in our new units segment due to a better mix of projects during the period as well as a shift in fixed cost allocations to the aftermarket segment due to changes in the mix of products and volume.

Income from operations.  Income from operations was $27.1 for the three months ended June 30, 2014, compared to $25.8 for the three months ended June 30, 2013.  As a percentage of segment revenues, income from operations was 9.0% for the three months ended June 30, 2014, compared to 6.1% for the three months ended June 30, 2013.  Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the three months ended June 30, 2014, were $342.7, compared to $432.0 for the three months ended June 30, 2013.  The Company believes that the decrease in bookings is primarily due to delays in major projects, principally upstream, by our end-user clients in an effort to address their escalating capital costs relating to those projects.  Backlog was $2,056.3 at June 30, 2014, compared to $2,254.3 at June 30, 2013.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $325.7 for the three months ended June 30, 2014, compared to $385.1 for the three months ended June 30, 2013, a decrease of $59.4 or 15.4%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The decrease in revenues for the three months ended June 30, 2014, is partially attributable to a reduction in shipments to one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  Additionally, in connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 revenues are lower by approximately $35.4.

Gross profit.  Gross profit was $121.9 for the three months ended June 30, 2014, compared to $143.3 for the three months ended June 30, 2013.    Gross profit declined because of a shift in cost allocations from the new units segment due to changes in the mix of products and volume, partially offset by a more favorable mix.

Income from operations.  Income from operations was $70.5 for the three months ended June 30, 2014, compared to $92.8 for the three months ended June 30, 2013.  As a percentage of segment revenues, income from operations decreased to 21.6% for the three months ended June 30, 2014, from 24.1% for the three months ended June 30, 2013.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above.

Bookings and backlog.   Bookings for the three months ended June 30, 2014, were $348.3, compared to $436.4 for the three months ended June 30, 2013.    The decrease is partially attributable to a reduction in bookings for one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  Additionally, the change in the tariffs reflected in the Spanish ministerial order discussed above reduced 2014 aftermarket bookings by approximately $35.4.  Backlog was $726.3 at June 30, 2014, compared to $691.1 at June 30, 2013.

Six months ended June 30, 2014, compared to the six months ended June 30, 2013:

	Six Months Ended		Six Months Ended		Period to Period Change
	June 30, 2014		June 30, 2013		2013 to 2014	% Change
Consolidated Statement of Operations Data:
Revenues	$1,327.5	100.0%	$1,571.7	100.0%	$(244.2)	(15.5)%
Cost of sales	1,001.6	75.5	1,201.5	76.4	(199.9)	(16.6)%
Gross profit	325.9	24.5	370.2	23.6	(44.3)	(12.0)%
Selling and administrative expenses	204.9	15.4	194.6	12.4	10.3	5.3%
Research and development expenses	14.5	1.1	22.9	1.5	(8.4)	(36.7)%
Income from operations	106.5	8.0	152.7	9.7	(46.2)	(30.3)%
Interest expense, net	(25.6)	(1.9)	(27.7)	(1.8)	2.1	(7.6)%
Other (expense) income, net	(0.5)	0.0	1.0	0.1	(1.5)	(150.0)%
Income before income taxes	80.4	6.1	126.0	8.0	(45.6)	(36.2)%
Provision for income taxes	35.0	2.6	37.2	2.4	(2.2)	(5.9)%
Net income	45.4	3.4	88.8	5.6	(43.4)	(48.9)%
Net loss (income) attributable to
noncontrolling interest	0.3	(0.1)	(2.6)	(0.1)	2.9	(111.5)%
Net income attributable to Dresser-Rand	$45.7	3.4%	$86.2	5.5%	$(40.5)	(47.0)%
Bookings	$1,285.2		$1,536.2		$(251.0)	(16.3)%
Backlog - ending	$2,782.6		$2,945.4		$(162.8)	(5.5)%

Revenues.   Revenues were $1,327.5 for the six months ended June 30, 2014, compared to $1,571.7 for the six months ended June 30, 2013, a decrease of $244.2 or 15.5%. The business impact of oil prices, other macroeconomic conditions and the timing and size of large orders is more fully described above in the Revenues caption in the section titled Three months ended June 30, 2014, compared to the three months ended June 30, 2013.  Based on factors such as measures of labor hours and purchases from suppliers, revenues decreased due to lower volume during the six months ended June 30, 2014 as a result of the timing issues discussed above.    Specifically, we have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications. Revenues were also negatively impacted by six of our cogeneration facilities in Spain.  The Spanish  government published a ministerial order on June 20, 2014, that reflects an approximate 38% reduction in the tariffs payable to such facilities.  In connection with the order being issued and the reduction of the tariffs and the suspension of operations at the facilities,  revenues  for the six months ended June 30, 2014  are lower by approximately  $61.8.  The decrease in revenues for the six months ended June 30, 2014, is also partially attributable to a reduction in shipments to one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables. The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $50.7  for the six months ended June 30, 2014.

Cost of sales.  Cost of sales was $1,001.6 for the six months ended June 30, 2014, compared to $1,201.5 for the six months ended June 30, 2013.  As a percentage of revenues, cost of sales was 75.5% for the six months ended June 30, 2014, compared to 76.4% for the six months ended June 30, 2013.  The decrease in cost of sales as a percentage of revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014 was the result of a shift in mix from our new units segment to our aftermarket segment as well as a better mix within each segment.

Gross profit.  Gross profit was $325.9 for the six months ended June 30, 2014, compared to $370.2 for the six months ended June 30, 2013.  As a percentage of revenues, gross profit was 24.5% for the six months ended June 30, 2014, compared to 23.6% for the six months ended June 30, 2013.  We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $204.9 for the six months ended June 30, 2014, compared to $194.6 for the six months ended June 30, 2013.  The increase in selling and administrative expenses was generally the result of cost inflation and  severance cost associated with the suspension of operations at six of our cogeneration facilities in Spain, as well as the planned consolidation of operations in Germany.    We also incurred higher

third party commissions which were driven by the shift in the mix of sales.  As a percentage of revenues, selling and administrative expenses increased to 15.4% from 12.4%.

Research and development expenses.  Research and development expenses for the six months ended June 30, 2014, were $14.5, compared to $22.9 for the six months ended June 30, 2013.  The decline in research and development expenses is the result of changing expenditure profiles within major programs as they near market release.  We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines.

Income from operations.  Income from operations was $106.5 for the six months ended June 30, 2014, compared to $152.7 for the six months ended June 30, 2013, a decrease of $46.2 or 30.3%.  As a percentage of revenues, income from operations for the six months ended June 30, 2014 was 8.0% compared to 9.7% for the six months ended June 30, 2013.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $25.6 for the six months ended June 30, 2014, compared to $27.7 for the six months ended June 30, 2013. The decrease is partially due to lower weighted-average debt outstanding.  Additionally, we experienced higher interest income for the six months ended June 30, 2014, due to higher average interest-bearing cash balances.

Other (expense) income, net.  Other expense, net was $0.5 for the six months ended June 30, 2014, compared to other income, net of $1.0 for the six months ended June 30, 2013.  Other (expense) income, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.  The change in other (expense) income, net for the six months ended June 30, 2014 is principally the result of losses on equity method investments and foreign currency fluctuations.  Other (expense) income, net for the six months ended June 30, 2013, was impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the six months ended June 30, 2013.

Provision for income taxes.  Provision for income taxes was $35.0 for the six months ended June 30, 2014, and $37.2 for the six months ended June 30, 2013. Our estimated income tax provision for the six months ended June 30, 2014 and 2013, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The increase in the effective tax rate for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, is principally due to an increased amount of net operating losses in certain foreign countries for which we could not record a benefit under U.S.  GAAP, thus increasing the effective tax rate by approximately 14.0 percentage points.

On January 2, 2013, the ATRA of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event.  The “look-through” exemption for foreign earnings provision and the research and experimentation credit has not yet been extended for 2014, causing an increase in the effective tax rate of approximately 2.4 percentage points for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013. Had this amount been deductible, our effective tax rate would have been 1.0 percentage point lower for the six months ended June 30, 2013.

Certain foreign subsidiaries are operating under tax holiday arrangements that will expire during 2014 and 2015, subject to potential extensions.  For the six months ended June 30, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $2.9 ($0.04 per diluted share) and $3.3 ($0.04 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the six months ended June 30, 2014, were $1,285.2 compared to $1,536.2 for the six months ended June 30, 2013, a decrease of $251.0 or 16.3%.  The Company believes that the decrease in bookings is primarily due to delays in major projects, principally upstream, by our end-user clients in an effort to address their escalating capital costs relating to those projects.  In addition, due to the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 aftermarket bookings are lower by approximately $61.8.  The decrease is also attributable to a reduction in bookings for one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  Backlog was $2,782.6 at June 30, 2014, compared to $2,945.4 at June 30, 2013.

Segment Analysis —  six months ended June 30,  2014, compared to six months ended June 30, 2013:

	Six Months Ended		Six Months Ended		Period to Period Change
	June 30, 2014		June 30, 2013		2013 to 2014	% Change
Revenues
New units	$694.0	52.3%	$863.4	54.9%	$(169.4)	(19.6)%
Aftermarket parts and services	633.5	47.7%	708.3	45.1%	(74.8)	(10.6)%
Total revenues	$1,327.5	100.0%	$1,571.7	100.0%	$(244.2)	(15.5)%
Gross profit
New units	$103.9		$110.4		$(6.5)	(5.9)%
Aftermarket parts and services	222.0		259.8		(37.8)	(14.5)%
Total gross profit	$325.9		$370.2		$(44.3)	(12.0)%
Income from operations
New units	$42.8		$54.4		$(11.6)	(21.3)%
Aftermarket parts and services	120.3		159.2		(38.9)	(24.4)%
Unallocated	(56.6)		(60.9)		4.3	(7.1)%
Total income from operations	$106.5		$152.7		$(46.2)	(30.3)%
Bookings
New units	$586.5		$700.8		$(114.3)	(16.3)%
Aftermarket parts and services	698.7		835.4		(136.7)	(16.4)%
Total bookings	$1,285.2		$1,536.2		$(251.0)	(16.3)%
Backlog - ending
New units	$2,056.3		$2,254.3		$(198.0)	(8.8)%
Aftermarket parts and services	726.3		691.1		35.2	5.1%
Total backlog	$2,782.6		$2,945.4		$(162.8)	(5.5)%

New Units

Revenues.  Revenues for this segment were $694.0 for the six months ended June 30, 2014, compared to $863.4 for the six months ended June 30, 2013, a decrease of $169.4 or 19.6%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Three months ended June 30, 2014, compared to the three months ended June 30, 2013. Based on factors such as measures of labor hours and purchases from suppliers, volumes decreased during the six months ended June 30, 2014, principally as a result of the timing issues discussed in the section referenced above.    Specifically, we have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications.  The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was  $50.7 for the six months ended June 30, 2014.

Gross profit.  Gross profit was $103.9 for the six months ended June 30, 2014, compared to $110.4 for the six months ended June 30, 2013.  Gross profit as a percentage of segment revenues, was 15.0% for the six months ended June 30, 2014, compared to 12.8% for the six months ended June 30, 2013.  We experienced increased gross profit as a percentage of sales in our new units segment primarily due to a better mix of projects during the period as well as a shift in fixed cost allocations to the aftermarket segment due to changes in the mix of products and volume.

Income from operations.  Income from operations was $42.8 for the six months ended June 30, 2014, compared to $54.4 for the six months ended June 30, 2013.  As a percentage of segment revenues, income from operations was  6.2%  for the six months ended June 30, 2014, compared to 6.3% for the six months ended June 30, 2013.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above as well as less operating leverage on fixed costs caused by lower volumes.

Bookings and backlog.   New units bookings for the six months ended June 30, 2014, were $586.5, compared to $700.8 for the six months ended June 30, 2013.  The Company believes that the decrease in bookings is primarily due to delays in major projects, principally upstream, by our end-user clients in an effort to address their escalating capital costs relating to those projects.  Backlog was $2,056.3 at June 30, 2014, compared to $2,254.3 at June 30, 2013.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $633.5 for the six months ended June 30, 2014, compared to $708.3 for the six months ended June 30, 2013, a decrease of $74.8 or 10.6%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The decrease in revenues for the six months ended June 30, 2014, is partially attributable to a reduction in shipments to one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  Additionally, in connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 revenues are lower by approximately $61.8.

Gross profit.  Gross profit was $222.0 for the six months ended June 30, 2014, compared to $259.8 for the six months ended June 30, 2013.  Gross profit as a percentage of segment revenues for the six months ended June 30, 2014, of 35.0% decreased from 36.7% for the six months ended June 30, 2013.  Gross profit as a percentage of revenues declined as a result of a shift in cost allocations from the new units segment due to changes in the mix of products and volume, partially offset by a more favorable mix.

Income from operations.  Income from operations was $120.3 for the six months ended June 30, 2014, compared to $159.2 for the six months ended June 30, 2013.  As a percentage of segment revenues, income from operations decreased to 19.0% for the six months ended June 30, 2014, from 22.5% for the six months ended June 30, 2013.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above as well as less operating leverage on fixed costs caused by lower volumes.

Bookings and backlog.   Bookings for the six months ended June 30, 2014, were $698.7, compared to $835.4 for the six months ended June 30, 2013.    The decrease is partially attributable to a reduction in bookings for one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  Additionally, the change in the tariffs reflected in the Spanish ministerial order discussed above reduced 2014 aftermarket bookings by approximately $61.8.  Bookings during the six months ended June 30, 2013, also included a large long-term service agreement to provide energy in Brazil.  Backlog was $726.3 at June 30, 2014, compared to $691.1 at June 30, 2013.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2014, we had cash and cash equivalents of $138.7 and the ability to borrow $586.2 under the $1,168.5 revolving portion of our Amended Credit Facility, as $74.3 was used for outstanding letters of credit and $508.0 of borrowings was outstanding.  In addition  to these letters of credit, $251.0 of letters of credit and bank guarantees were outstanding at June 30, 2014, which were issued by banks offering uncommitted lines of credit.  At June 30, 2014, we were in compliance with our debt covenants.

As of June 30, 2014, approximately $132.8 of our cash was held outside of the U.S.  Except for approximately $9.5 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of June 30, 2014, approximately $55.0 of our cash is not available for general corporate use in the U.S. because such cumulative earnings have been indefinitely reinvested in foreign countries or foreign markets. Except for earnings in India,  we have no plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If foreign funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate indefinitely reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash provided by operating activities for the six months ended June 30, 2014, was $94.6, compared to net cash used in operating activities of $34.4 for the six months ended June 30, 2013. The increase in cash provided by operations in the six months ended June 30, 2014, is principally the result of decreased investment in working capital.  Accounts receivable decreased for the six months ended June 30, 2014, as a result of cyclically lower volume and timely cash collections from clients related to high fourth quarter 2013 sales.  Additionally, costs and estimated earnings on uncompleted contracts decreased related to contracts being recognized on the percentage of completion accounting method primarily as a result of the receipt of a large payment from a national oil company. Accounts payable and accruals decreased for the six months ended June 30, 2014, principally as a result of the timing of payments.    The increase in inventories related principally to LNGoTM, the Company’s small-scale distributed-LNG product offering.  In addition, we made $9.0 of minimum required pension contributions in the six months ended June 30, 2014,  compared to $10.1 in the six months ended June 30, 2013, in accordance with our funding policy.

Net cash used in investing activities was $52.7 for the six months ended June 30, 2014, compared to $44.3 for the six months ended June 30, 2013.   Capital expenditures decreased to $31.7 for the six months ended June 30, 2014, from $39.7 for the six months ended June 30, 2013.    During the six months ended June 30, 2014, we loaned $18.6 to Bethel Holdco, LLC, and invested an additional $2.5 in Echogen Power Systems, LLC, which are discussed more fully in Note 3, Other Investments in the consolidated financial statements.

Net cash used in financing activities was $97.9 for the six months ended June 30, 2014, compared to net cash provided by financing activities of $128.9 for the six months ended June 30, 2013.  Included in net cash used in financing activities for the six months ended June 30, 2014, are $530.4 of borrowings to fund operating cash flows and $628.5 of repayments on the Company’s Amended Credit Facility.  Borrowings on the Amended Credit Facility during the six months ended June 30, 2014, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $6.6 at June 30, 2014, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the euro, and to a lesser extent, the Brazilian real, the Indian rupee, the Norwegian krone and the British pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  An adverse hypothetical 1% change in the exchange rates for the three months ended June 30, 2014, would impact revenues and operating income by approximately $2.9 and $0.3, respectively.

We maintain a minimal level of Venezuelan Bolivars, consistent with the needs of our local operations.  At June 30, 2014, cash held in Venezuelan Bolivars was approximately $3.7, and is included in the net monetary asset balance of $6.2.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency (losses) gains were $(1.9) and $2.5 for the three and six months ended June 30, 2014, respectively, compared to $(1.2) and $(4.6) for the three and six months ended June 30, 2013, respectively.

The Company has entered into an interest rate swap agreement to minimize the economic impact of unexpected fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap agreement is described further in Note 8, Financial Instruments to the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. ― OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The disclosures required in this Item 1 are included in Note 13, Commitments and Contingencies ― Legal Proceedings, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 2014	-		$-	-	$-
May 2014	1,017	(a)	$61.08	-	$-
June 2014	-		$-	-	$-
Total	1,017			-	$-

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
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

(10.1)

First Amendment and Consent to Amended and Restated Credit Agreement dated as of June 27, 2014 among Dresser-Rand Group Inc., Grupo Guascor, S.L., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent.

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

(101)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

____________

(  ) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: August 4, 2014	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer