Form 10-Q
period 2014-09-30
Dresser-Rand Group Inc.
filed 2014-11-07
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of common stock, $.01 par value, outstanding as of October 30, 2014, was 76,651,104.

PART I. ― FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	($ in millions, except per share amounts)

Net sales of products	$512.9	$430.2	$1,503.5	$1,592.4
Net sales of services	170.9	203.7	507.8	613.2
Total revenues	683.8	633.9	2,011.3	2,205.6
Cost of products sold	390.6	303.7	1,147.2	1,222.0
Cost of services sold	111.0	147.4	356.0	430.6
Total cost of sales	501.6	451.1	1,503.2	1,652.6
Gross profit	182.2	182.8	508.1	553.0
Selling and administrative expenses	92.0	93.1	296.9	287.7
Research and development expenses	5.8	8.3	20.3	31.2
Transaction-related expenses	10.5	-	10.5	-
Income from operations	73.9	81.4	180.4	234.1
Interest expense, net	(13.0)	(7.8)	(38.6)	(35.5)
Other expense, net	(17.7)	(8.1)	(18.2)	(7.1)
Income before income taxes	43.2	65.5	123.6	191.5
Provision for income taxes	11.9	15.5	46.9	52.7
Net income	31.3	50.0	76.7	138.8
Net income attributable to noncontrolling interest	(0.5)	(0.6)	(0.2)	(3.2)
Net income attributable to Dresser-Rand	$30.8	$49.4	$76.5	$135.6
Net income attributable to Dresser-Rand per share
Basic	$0.40	$0.65	$1.00	$1.78
Diluted	$0.40	$0.64	$0.99	$1.77
Weighted-average shares outstanding - (in thousands)
Basic	76,629	76,263	76,508	76,092
Diluted	77,279	76,890	77,107	76,790

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	($ in millions)

Net income	$31.3	$50.0	$76.7	$138.8
Other comprehensive (loss) income
Foreign currency translation adjustments	(71.6)	22.4	(70.1)	(18.2)
Unrealized gain on derivatives - net of tax of $0.0 and $0.0 for the three months ended September 30, 2014 and 2013, respectively, and $0.1 and $0.1 for the nine months ended September 30, 2014 and 2013, respectively	0.1	-	0.2	0.2
Pension and other postretirement benefit plans:
Amortization of prior service cost and net actuarial loss included in net periodic costs - net of tax of $0.2 and $0.8 for the three months ended September 30, 2014 and 2013, respectively, and $1.0 and $2.4 for the nine months ended September 30, 2014 and 2013, respectively	0.4	1.4	1.4	4.1
Total other comprehensive (loss) income	(71.1)	23.8	(68.5)	(13.9)
Total comprehensive (loss) income	(39.8)	73.8	8.2	124.9
Comprehensive loss (income) attributable to noncontrolling interest	0.2	(0.8)	0.5	(2.5)
Comprehensive (loss) income attributable to Dresser-Rand	$(39.6)	$73.0	$8.7	$122.4

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2014	2013

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$160.7	$190.4
Restricted cash	4.4	8.1
Accounts receivable, less allowance for losses of $8.4 at 2014 and $9.1 at 2013	618.2	727.4
Inventories, net	731.4	716.0
Prepaid expenses and other	65.9	68.8
Deferred income taxes	22.2	25.2
Total current assets	1,602.8	1,735.9
Property, plant and equipment, net	465.6	472.3
Goodwill	869.7	927.6
Intangible assets, net	457.6	479.0
Deferred income taxes	12.0	11.8
Other assets	102.6	111.2
Total assets	$3,510.3	$3,737.8

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$620.7	$729.1
Customer advance payments	223.1	164.5
Accrued income taxes payable	39.7	36.1
Short-term borrowings and current portion of long-term debt	31.3	40.1
Total current liabilities	914.8	969.8
Deferred income taxes	34.9	55.4
Postemployment and other employee benefit liabilities	58.3	74.0
Long-term debt	1,085.8	1,246.9
Other noncurrent liabilities	87.0	90.3
Total liabilities	2,180.8	2,436.4
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,650,843 and 76,293,924 shares issued and
outstanding at September 30, 2014 and December 31, 2013, respectively	0.8	0.8
Additional paid-in capital	182.4	162.4
Retained earnings	1,329.5	1,253.0
Accumulated other comprehensive loss	(186.6)	(118.8)
Total Dresser-Rand stockholders' equity	1,326.1	1,297.4
Noncontrolling interest	3.5	4.0
Total stockholders' equity	1,329.6	1,301.4
Total liabilities and stockholders' equity	$3,510.4	$3,737.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

	($ in millions)
Cash flows from operating activities
Net income	$76.7	$138.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70.7	67.1
Deferred income taxes	(30.9)	4.4
Stock-based compensation	19.4	22.8
Loss on re-measurement of previously held equity interest	18.3	-
Gain on fair value of assets acquired in excess of fair value of consideration	(6.6)	-
Excess tax benefits from stock-based compensation	(2.3)	(6.8)
Amortization of debt financing costs	1.7	2.9
Provision for losses on inventory	3.8	0.9
Provision for losses on accounts receivable	3.3	0.5
Loss from equity investments	3.6	4.0
Gain on disposal of assets	(3.4)	(0.4)
Changes in working capital and other, net of acquisitions
Accounts receivable	83.1	(143.2)
Inventories	(38.0)	(165.4)
Prepaid expenses and other	1.1	(13.8)
Accounts payable and accruals	(93.9)	57.8
Customer advances	53.3	(109.0)
Taxes payable	12.4	(9.3)
Pension and other post-retirement benefits	(16.6)	(9.1)
Other	33.2	(4.6)
Net cash provided by (used in) operating activities	188.9	(162.4)
Cash flows from investing activities
Capital expenditures	(43.5)	(56.3)
Loans made to investees and others	(20.7)	-
Proceeds from sales of assets	0.7	1.4
Acquisitions, net of cash acquired	(1.0)	-
Other investments	(3.5)	(12.5)
Decrease in restricted cash balances	3.4	5.8
Net cash used in investing activities	(64.6)	(61.6)
Cash flows from financing activities
Proceeds from exercise of stock options	4.3	4.0
Proceeds from borrowings	750.4	1,445.6
Repayments of borrowings	(901.6)	(1,161.8)
Excess tax benefits from stock-based compensation	2.3	6.8
Repurchase of common stock	(5.4)	(1.5)
Payments for debt financing costs	0.2	(4.7)
Net cash (used in) provided by financing activities	(149.8)	288.4
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(12.8)
Net (decrease) increase in cash and cash equivalents	(29.7)	51.6
Cash and cash equivalents, beginning of period	190.4	122.8
Cash and cash equivalents, end of period	$160.7	$174.4

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2013	$0.8	$162.4	$1,253.0	$(118.8)	$4.0	$1,301.4
Stock-based compensation	-	20.0	-	-	-	20.0
Net income	-	-	76.5	-	0.2	76.7
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(69.4)	(0.7)	(70.1)
Unrealized gain on derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2
Pension and other postretirement benefit plans -
net of tax of $1.0
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	1.4	-	1.4
At September 30, 2014	$0.8	$182.4	$1,329.5	$(186.6)	$3.5	$1,329.6

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	18.4	-	-	-	18.4
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	135.6	-	3.2	138.8
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(17.5)	(0.7)	(18.2)
Unrealized gain on derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2
Pension and other postretirement benefit plans -
net of tax of $2.4
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	4.1	-	4.1
At September 30, 2013	$0.8	$157.4	$1,220.2	$(147.9)	$6.2	$1,236.7

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1.Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” “Dresser-Rand” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013; the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our other filings with the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2014, are not indicative of the results that may be expected for the year ending December 31, 2014.  Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

On August 6, 2014, representatives of the Company received a non-binding indicative term sheet for a potential merger-of-equals from a strategic partner.  Among other items, the non-binding indicative term sheet requested a four-week period of exclusive negotiation between the Company and the strategic partner.  The potential merger-of-equals with the strategic partner was not consummated.    On September 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Energy, Inc. (“Siemens”) whereby Siemens will acquire the Company.  The completion of the transaction (“Merger”) is subject to satisfaction or waiver of certain closing conditions including, among others, customary regulatory approvals and the approval of the transaction by our stockholders.

At the time the merger becomes effective, each outstanding share of Dresser-Rand common stock (excluding any shares held by Siemens, its subsidiaries, Dresser-Rand and dissenting shares in accordance with Delaware law), will be cancelled and converted into the right to receive cash in the amount of (i) $83.00 per share plus (ii) $0.55 on the first of each month until the date of closing beginning on March 1, 2015.

In connection with these acquisition related activities, the Company incurred $10.5 of legal, accounting and investment bank transaction related expenses for the three and nine months ended September 30, 2014.

On September 21, 2014, the board of directors of the Company also adopted a limited duration Shareholder Rights Plan (the “Plan”) and created 1,000,000 shares of preferred stock designated as Series A Junior Participating Preferred Stock, with a par value of $0.01 per share, if any.  Pursuant to the Plan, the board of directors declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) on each outstanding share of the Company’s common stock as of the close of business on October 2, 2014.  Each Right, once exercisable, will entitle shareholders to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $300 per Right, subject to adjustment.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

The Rights are exercisable ten days following a public announcement that certain persons or groups (other than Siemens or any of its affiliates or associates acting pursuant to the Merger Agreement) have acquired beneficial ownership of 10.0% or more of the outstanding shares of the Company’s common stock or ten business days after the commencement of an offer, that if completed, would result in certain persons or groups having beneficial ownership of 10.0% or more of the outstanding shares of the Company’s common stock (a “flip-in event”).  The Plan provides that the ownership of shareholders that beneficially own 10.0% or more of the Company’s common stock on the date of adoption of the Plan will be grandfathered, but the Rights would become exercisable if at any time any such shareholder increases its ownership percentage by 1.0% or more.  The Rights become exercisable for shares of the Company’s common stock at 50.0% of the then-market price of the common stock.  Derivative interests in the Company’s common stock, such as swap arrangements, regardless of whether such arrangements carry with them the right to control voting or disposition of the underlying securities, are also considered beneficial ownership of the underlying common stock for purposes of the Plan.

If a 10.0% or more shareholder of the Company acquires Dresser-Rand, by merger or otherwise, in a transaction where the Company does not survive, the Company’s common stock is changed or exchanged or 50.0% or more of the Company’s assets, cash flow or earnings power is sold or transferred (a “flip-over event”), the Rights become exercisable for shares of the common stock of the company acquiring Dresser-Rand at 50.0% of the then-market price for Dresser-Rand common stock.

Any Rights that are or were beneficially owned by a person who has acquired 10.0% or more of the outstanding shares of the Company’s common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become null and void.  If an offer to acquire all of the Company’s outstanding shares of common stock is determined to be fair by the board of directors, the transaction will not trigger a flip-in event or a flip-over event.  The Company may also redeem the Rights at $0.01 per Right at any time prior to a flip-in event.  These Rights are set to expire no later than September 22, 2015.

Revenue Recognition

Multiple-element arrangements

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

These contracts generally can take fifteen months or more to complete, but occasionally may take longer.  The timing between the first deliverable and the last deliverable is generally three to twelve months, and services are typically delivered last.

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

Percentage of completion

We also enter into certain large contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of ASC 605-35 – Construction-Type and Production-Type Contracts and utilize the percentage of completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients on these projects typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage of completion revenue represents approximately 3.1%

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

and 6.7% of consolidated revenues for the three months ended September 30, 2014 and 2013, respectively, and 4.2% and 7.1% of consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Input levels used for fair value measurements are as follows:

Input
Description	Disclosure	Level	Level 2 Inputs	Level 3 Inputs
Acquired assets and liabilities	Note 3	Level 3	Not applicable	Level 3 inputs are more fully described in Note 3.
Impairment of long-lived assets	Note 7	Level 3	Not applicable	Level 3 inputs are more fully described in Note 7.
Financial derivatives	Note 8	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable
Long-term debt (disclosure only)	Note 10	Level 2	Quoted prices in markets that are not active	Not applicable

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

3. Acquisitions and Other Investments

Acquisitions

On August 8, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to acquire financial control of Ramgen Power Systems, LLC (“Ramgen”), an entity in which the Company held a 42.2% equity interest immediately preceding the acquisition date. The Asset Purchase Agreement superseded all prior agreements between the Company and Ramgen.  Ramgen was developing compressor technology that applies proven supersonic aircraft technology to ground-based air and gas compressors.

The Company previously acquired its equity interest in Ramgen through various investments totaling $34.4 from 2008 to 2013.  Pursuant to the terms of the Asset Purchase Agreement, the Company acquired the remaining 57.8% of Ramgen’s assets in a business combination, in exchange for cash of approximately $1.0 and the rights to royalty payments from certain future sales made by the Company (“contingent consideration”).  The acquisition gives the Company sole ownership of the supersonic compressor technology and, therefore, control over the continued development and commercialization of the supersonic compressor program.

The purchase of Ramgen resulted in a net loss to the Company of $11.7, which consisted of two components: (1) a loss on the re-measurement of the Company’s previously held interest, and (2) a gain related to the fair value of the assets acquired in excess of the fair value of the consideration.

Because the business combination was achieved in stages, the Company re-measured its previously held equity interest in Ramgen at its acquisition-date fair value and recognized the resulting loss of $18.3 in other expense, net for the three and nine months ended September 30, 2014, in the consolidated statement of income. The acquisition-date fair value of the previous equity interest of $10.3 was estimated using the cost aggregation approach based upon the underlying fair value of the assets of Ramgen.  Since Ramgen was a private company, the fair value measurement was based on significant inputs that are not observable in the market and represent a Level 3 measurement as defined in ASC 820.  The cost approach was applied to the property, plant and equipment based on the type of use, condition, square footage and other similar factors to determine the fair value of assets acquired.  The income approach was applied to the intangible assets using projected

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

results, a  market-based discount rate of 25.0% and a market-based royalty rate of 5.0%.  Acquired intangible assets consist of in-process research and development.

The Company believes that there are various factors that resulted in a negotiated purchase price for which the fair value of identifiable assets acquired exceeded the fair value of the consideration transferred.  Prior to the acquisition, Ramgen did not have a commercial function, and Dresser-Rand has a history of bringing new products to market.  There is considerable interest in the product as the Company has experienced significant inquiry volume since 2012.  In parallel with our efforts to gain a significant understanding of the technology, the Company continued to provide funding to Ramgen.  Ramgen would have incurred significant cost and delays in order to identify and engage another partner, arrange new funding, and commercialize the product.  Finally, there were certain protective provisions in the joint venture agreements which were negotiated in good faith, limiting the parties’ ability to sell shares, subcontract rights, or sell the technology without the other party’s consent.

The recorded amounts of the net assets acquired are as follows:

August 8, 2014

Property, plant and equipment	$10.0
Intangible assets	14.4
Deferred tax liabilities, net	(3.9)
Net assets acquired	20.5
Fair value of previous equity interest	(10.3)
Fair value of consideration:
Cash	(1.0)
Contingent consideration (non-cash)	(2.6)
Value of net assets acquired in excess of fair value of consideration	$6.6

The contingent consideration arrangement requires the Company to pay royalties to Ramgen based on future sales related to the purchased products and technology for fifteen years upon commercialization.  The maximum amount payable shall not exceed $44.5.  The fair value of the contingent consideration was estimated using a discounted cash flow model based on projected sales related to the purchased products and technology. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.  The income approach was applied to the contingent consideration using projected results, an estimated discount rate of 25.0% and contractually negotiated royalty rates of 1.0% to 2.0%.

Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and concluded that all acquired assets were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company recorded the fair value of the assets acquired in excess of the fair value of the consideration paid as a gain of $6.6 in other expense, net in the consolidated statement of income.

Pro forma financial information for the Ramgen acquisition, assuming it occurred at the beginning of 2013, has not been presented because the effect on our financial results was not considered material.  The financial results of Ramgen have been included in our consolidated financial results from the date of acquisition.  Since the activities are principally research and development activities, the financial results of Ramgen have remained unallocated and have not been incorporated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

of Texas.  The Company expects to manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel, subject to the project reaching full financing.   Although the project is not yet fully financed, management believes that the ability to finance the project will not have a material adverse effect on the Company’s financial condition.  As of September 30, 2014, the Company had invested a total of $5.0 for a 5.7% ownership interest in Bethel.  The remaining 94.3% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    On February 14, 2014, the Company entered into a term loan agreement with Bethel to help fund the construction of the CAES facility.  The Company may loan Bethel an aggregate principal amount of up to $25.0, with interest rates ranging from 8.0% to 16.0% per annum.  Loans made under the arrangement mature no later than eight years from the date of issuance.  As of September 30, 2014, Bethel has borrowed $18.6 from the Company.  The Company’s maximum exposure to loss on its investment in Bethel is limited to amounts invested (including amounts loaned) plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Bethel, the Company considered that its board participation, ownership interest and loan would not give the Company the power to direct the activities of Bethel and, consequently, would not result in the Company being the primary beneficiary.  The investment in Bethel is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $4.9 at September 30, 2014.  The Company recognized revenues from APEX of $0.0 and $22.4 for the three and nine months ended September 30, 2014, respectively.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications using a proprietary supercritical carbon dioxide process technology.  The Company will pay Echogen a royalty based on future equipment sales in these markets. Aggregate minimum royalties of $6.0 must be paid in the first five years of commercialization, which has not begun, regardless of the amount of revenues generated, or the license will become non-exclusive.  On March 26,  2014, the Company entered into an agreement for exclusive license rights to certain of Echogen’s intellectual property in exchange for $2.5 of cash and the relief of the Company’s obligation to provide certain equipment which was required under the original agreement. These exclusive license rights are represented by the remaining shares of Echogen held by the Company, which will be exchanged for an exclusive license if Echogen’s intellectual property is proven.  Additionally, the Company matched other funding of $1.0 during the three months ended September 30, 2014.  As of September 30, 2014, the Company had invested a total of $26.5 for a 33.9% noncontrolling interest in Echogen. The Company’s maximum exposure to loss on its investment in Echogen is limited to amounts invested plus any amounts the Company may choose to invest in the future, if any. In determining whether the Company should consolidate Echogen, the Company considered that its board participation and ownership interest would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $14.8 at September 30, 2014.

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

D-R Arabia has total assets of approximately $51.4, consisting principally of property, plant and equipment, and total liabilities of approximately $82.0, consisting principally of intercompany loans. The assets have been classified accordingly in the Company’s consolidated balance sheet, and the loans have been eliminated in consolidation. Both parties to the joint venture have signed a resolution committing to provide financial support to D-R Arabia, as needed, to meet the Company’s obligations as they become due.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

The Company and ARPIC, as shareholders of D-R Arabia, and their respective director nominees provided approvals to enable D-R Arabia to satisfy two issues raised by the Saudi Arabian General Investment Authority (“SAGIA”), concerning adding licensing to provide additional services and repairs and increasing its capitalization.  The necessary filings have been made with SAGIA, which approved the filings on August 27, 2014.  Additional filings are being pursued with the Ministry of Commerce to increase the share capital of the Company.

4.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	September 30,	December 31,
	2014	2013

Costs incurred on uncompleted contracts	$261.7	$195.5
Estimated earnings	70.6	52.4
	332.3	247.9
Less: billings to date	(340.6)	(162.7)
	$(8.3)	$85.2
Costs and estimated earnings in excess of billings	$16.8	$98.1
Billings in excess of costs and estimated earnings	(25.1)	(12.9)
	$(8.3)	$85.2

5.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$117.6	$26.6	36 years	$120.0	$24.2
Customer relationships	323.2	88.5	32 years	333.2	79.4
Non-compete agreements	5.3	5.2	3 years	5.5	5.0
Existing technology	171.6	62.5	23 years	173.3	55.6
Contracts and purchase agreements	9.7	1.7	11 years	10.2	1.4
Software	28.7	28.4	10 years	28.7	26.3
In-process research and development	14.4	-	(a)	-	-
Total amortizable intangible assets	$670.5	$212.9		$670.9	$191.9

(a)Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts.

Intangible asset amortization expense was $8.3 and $25.1 for the three and nine months ended September 30, 2014, respectively, and $7.1 and $21.7 for the three and nine months ended September 30, 2013, respectively, and is estimated to be $8.6 for the remainder of fiscal year 2014.  Estimated amortization expense for each of the subsequent five fiscal years

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

is expected to be as follows: $30.6 in 2015,  $30.0 in 2016,  $29.8 in 2017,  $29.4 in 2018 and $29.1 in 2019.

In-process research and development was acquired in the Ramgen acquisition  (see Note 3).  Upon completion of the associated research and development efforts, in-process research and development is reclassified to existing technology and amortized based upon the Company’s estimate of its useful life at that time.

The following table represents the changes in goodwill in total and by segment (see Note 15 for additional segment information):

		Aftermarket
	New Units	Parts and Services	Total
Balance, December 31, 2013	$488.4	$439.2	$927.6
Foreign currency adjustments	(33.7)	(24.2)	(57.9)
Balance, September 30, 2014	$454.7	$415.0	$869.7

6. Inventories, net

Inventories were as follows:

	September 30,	December 31,
	2014	2013

Raw materials	$149.3	$71.0
Finished parts	287.7	262.4
Work-in-process	752.4	845.9
	1,189.4	1,179.3
Less: progress payments from clients	(458.0)	(463.3)
Inventories, net	$731.4	$716.0

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules or advance billing terms.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $95.1 and $129.0  at September 30, 2014, and December 31, 2013, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $35.5 and $30.7 at September 30, 2014, and December 31, 2013, respectively.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

7. Property, plant and equipment

Property, plant and equipment were as follows:

	September 30,	December 31,
	2014	2013
Cost:
Land	$30.6	$33.1
Buildings and improvements	255.6	261.4
Machinery and equipment	514.6	479.0
	800.8	773.5
Less: accumulated depreciation	(335.2)	(301.2)
Property, plant and equipment, net	$465.6	$472.3

Depreciation expense was $14.8 and $45.6 for the three and nine months ended September 30, 2014, respectively, and $14.1 and $45.4 for the three and nine months ended September 30, 2013, respectively.

Impairment of Spanish Cogeneration Facilities

The Company has whole or majority ownership of six cogeneration facilities in Spain. The Spanish government published a ministerial order on June 20, 2014, that reflected a reduction in existing tariffs of approximately 38%, which was retroactive to July 2013.

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

The Company has initiated the liquidation process for four of the cogeneration facilities.  The liquidation of all six facilities is subject to final approval by each of the legal entities’ boards of directors as well as the Spanish government, which is expected to occur in the three months ended December 31, 2014.  Because the Company continues to maintain financial control over these legal entities and the liquidation process is still subject to board and governmental approval, the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

balance sheets and the results of operations of the cogeneration facilities have been included in the consolidated continuing operations of the Company for all periods presented.

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

We are legally obligated to decommission some of our cogeneration sites in Brazil and Spain upon site exit.  The Company has not recorded any conditional asset retirement obligations on its cogeneration facilities in Brazil because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities. The Company believes any obligations arising from decommissioning activities in Brazil are immaterial to the financial statements.  In connection with the suspension of its cogeneration facilities in Spain, the Company recorded a  conditional asset retirement obligation related to its Spanish cogeneration facilities in 2014.  The changes in the Company’s asset retirement obligations were as follows:

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$-	$-
Provisions	4.5	-
Adjustments	(0.9)	-
Effects of exchange rate changes	(0.6)	-
Ending balance	$3.0	$-

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $22.7) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at September 30, 2014, and December 31, 2013 was $0.5 and $0.7, respectively, and the related unrealized gain for the three and nine months ended September 30, 2014, was $0.1 and $0.2, respectively, and $0.0 and $0.2 for the three and nine months ended September 30, 2013, respectively.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

All of the Company’s foreign currency derivative contracts are subject to master netting arrangements.  These arrangements provide for the option to settle contracts with a given counterparty on a net basis when they settle on the same day and the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event, and do not require the Company to post any cash collateral.  The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet.  The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period.  As of September 30, 2014, had the Company presented its derivative contracts on a net basis, the assets and liabilities presented in the table below would be offset by $4.2, resulting in net foreign currency exchange contracts assets and liabilities of $9.5 and $8.5, respectively.

The following table sets forth the Company’s gross foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	September 30,	December 31,
	2014	2013

Foreign currency exchange contracts assets	$13.7	$5.4

Foreign currency exchange contracts liabilities	$12.7	$16.3

The notional amount for the forward exchange contracts outstanding as of September 30, 2014, and December 31, 2013, was $590.0 and $546.6, respectively.  The net foreign currency gains (losses) recognized for forward currency contracts were $7.7 and $12.1 for the three and nine months ended September 30, 2014, respectively, compared to $(8.1) and  $(17.4) for the three and nine months ended September 30,  2013, respectively.

9.Income taxes

We operate in numerous countries and tax jurisdictions around the world and there is no assurance that future tax audits will not result in significant tax adjustments. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

Our estimated income tax provisions for the three and nine months ended September 30, 2014 and 2013, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, offset by state and local income taxes and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The increase in the effective tax rate for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, is principally due to an increased amount of net operating losses in certain foreign countries for which we could not record benefits under U.S.  GAAP, thus increasing the effective tax rate by approximately 9.4 and 12.6 percentage points, respectively.  In the three months ended September 30, 2014, the company was able to benefit previously unrecognized foreign tax credits, thus reducing the effective tax rate for the three and nine months ended September 30, 2014, by approximately 7.3 percentage points and 2.8 percentage points, respectively.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event. The “look-through” exemption for foreign earnings provision and the research and experimentation credit has not yet been extended for 2014, causing an increase in the effective tax rate

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

of approximately 1.0 percentage point for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  The increase in the effective tax rate for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was not significant.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013.  Had this amount been deductible, our effective tax rate would have been 1.0 percentage point lower for the nine months ended September 30, 2013.

Certain foreign subsidiaries are operating under tax holiday arrangements that will expire during 2014 and 2015, subject to potential extensions.  For the three and nine months ended September 30, 2014, the impact of these tax holiday arrangements lowered income tax expense by $1.7 ($0.02 per diluted share) and $4.6  ($0.06 per diluted share), respectively, and by $1.9  ($0.02  per diluted share) and $5.2  ($0.07 per diluted share) for the three and nine months ended September 30, 2013, respectively.

Except for earnings in our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary, management has decided to indefinitely reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any indefinitely reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

10.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2014	2013
Amended Credit Facility	$725.5	$ 884.5
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank overdraft facility	-	4.6
Other indebtedness	16.6	22.9
Total debt	1,117.1	1,287.0
Less: current portion	(31.3)	(40.1)
Total long-term debt	$1,085.8	1,246.9

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

At September 30, 2014, the Company was in compliance with its debt covenants.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Senior Subordinated Notes

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6½% senior subordinated notes due May 2021	$375.0	$403.6	$375.0	$400.5

Due to the variable rate nature of all of the Company’s other long-term debt, the carrying values materially approximate their fair values as the rates are comparable to current market rates at which debt with similar terms could be obtained.

11. Pension Plans

The components of net pension expense were as follows:

	U.S. Plans				Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$0.9	$0.9	$2.7	$2.9	$0.6	$1.4	$1.8	$4.2
Interest cost	3.2	2.9	9.8	8.7	1.4	1.6	4.1	4.7
Expected return on plan assets	(4.6)	(4.0)	(13.8)	(12.1)	(1.6)	(1.8)	(4.9)	(5.1)
Amortization of net actuarial
loss	0.6	1.9	2.0	5.9	-	-	0.2	0.2
Amortization of prior service
cost	-	-	0.1	-	-	0.1	0.1	0.1
Net pension expense	$0.1	$1.7	$0.8	$5.4	$0.4	$1.3	$1.3	$4.1

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

The Company made pension contributions of $4.8 and $13.8, respectively, during the three and nine months ended September 30, 2014, and $7.2 and $17.3, respectively, during the three and nine months ended September 30, 2013.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

12.Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest cost	$0.2	$0.1	$0.5	$0.5
Amortization of net actuarial loss	-	0.2	-	0.4
Net post-retirement benefits expense	$0.2	$0.3	$0.5	$0.9

13.Commitments and Contingencies (€ and R$ in millions)

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

Shareholder Litigation

A putative class action lawsuit challenging the proposed merger with Siemens Energy, Inc. was filed on September 24, 2014 on behalf of Dresser-Rand Group Inc. stockholders in the Delaware Court of Chancery.  The action is captioned Soffer v. Volpe et al., C.A. No. 10165-CB (Del. Ch.).  The complaint in the Soffer action alleges that the directors of the Company breached their fiduciary duties to stockholders by engaging in a flawed sale process, agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement.  In addition, the lawsuit alleges that the Company, Siemens and Dynamo Acquisition Corporation, the Delaware subsidiary formed by Siemens in connection with the transaction, aided and abetted these purported breaches of fiduciary duty.  The lawsuit seeks, among other things, an injunction barring the merger. On October 21, 2014, plaintiffs amended the complaint to allege as additional basis for relief that the directors of the Company engaged in self-dealing because they will benefit from their compensation arrangements and/or the sale of their personal stakes in the Company and that the preliminary proxy statement filed by the Company on October 9, 2014 fails to provide stockholders with material information about the transaction and/or is materially misleading.  On October 24, 2014, Construction Industry & Laborers Union Local 872 Pension A Trust v. Dresser-Rand Group, Inc., et al, C.A. No. 10285-CB (Del. Ch.) was filed in the Delaware Court of Chancery.  This complaint contains claims and allegations similar to those in the pre-amendment Soffer complaint and seeks similar relief on behalf of the same putative class.  The Company believes that the lawsuits are without merit.

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

The GG Entities commenced an action (the “Declaratory Action”) in the Civil Courts in the State of Sao Paulo, Brazil, in April 2005 seeking a declaratory judgment that the BS Affiliates were barred from recovering any amounts with regard to the Notes because such Notes were null and void pursuant to the terms of the Banco Santos Agreement.  In December 2010, while the Declaratory Action was still pending, the BS Affiliates filed a separate action (the “BS Action”) in the Sao Paulo Civil Court seeking to recover from the GG Entities the amount of the Reserve.  The Court stayed the BS Action in September 2011 pending a final ruling in the Declaratory Action.  The GG Entities appealed the Court’s denial of their request for declaratory relief, and the Appellate Court ruled in our favor, and we were not ordered to pay any amounts.  Banco Santos did not agree with the decision and has appealed to the Supreme Court.

The Company believes that the chances of losing the case in the Supreme Court are remote, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in the final decision of the Declaratory Action and a similar case filed by the BS Affiliates.  Notwithstanding, the ultimate outcome of these proceedings is pending the Supreme Court’s decision and cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$46.4  (approximately $19.0).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment from the Italian Tax Court (i.e., the Commissione Tributaria Provinciale Di Genova) in February 2012 for tax years 2005-2006 for approximately €4.2 ($5.3).  On March 6, 2014, as requested by the Italian Tax Court with regard to tax years 2007 and 2008, the Court of Justice of the European Union issued an advisory, preliminary ruling, which ruling supported the Company’s position with regard to the value-added tax regulations that no such taxes are owed.  The Company then requested that the Italian Tax Court issue its judgment with regard to tax years 2007 and 2008, which judgment the Company intends to present to the appeals court in connection with its appeal of the Italian Tax Court’s adverse judgment with respect to tax years 2005 and

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

2006.    On September 24, 2014, the Italian Tax Court issued its judgment with regard to tax years 2007 and 2008 in accordance with European Union recommendations.  The Italian tax authorities have six months to file an appeal.  The next hearing which will review tax years 2005 and 2006 is scheduled for November 2014.  The Company intends to request the withdrawal of the tax authority’s claim with respect to tax years 2005 and 2006.  The Company estimates the total aggregate exposure for taxes, interest and penalties could be up to €10.1 ($12.8).

14.   Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Nine Months Ended September 30,
	2014	2013

Beginning balance	$21.4	$20.1
Provision for warranties issued during period	10.2	13.5
Adjustments to warranties issued in prior periods	1.1	1.7
Payments during the period	(12.7)	(14.9)
Foreign currency adjustments	(0.4)	(0.7)
Ending balance	$19.6	$19.7

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Segment results for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
New units	$338.7	$272.9	$1,032.7	$1,136.3
Aftermarket parts and services	345.1	361.0	978.6	1,069.3
Total revenues	$683.8	$633.9	$2,011.3	$2,205.6
Income from operations
New units	$17.3	$33.5	$60.1	$87.9
Aftermarket parts and services	90.0	75.0	210.3	234.2
Unallocable	(33.4)	(27.1)	(90.0)	(88.0)
Total income from operations	$73.9	$81.4	$180.4	$234.1
Depreciation and amortization
New units	$10.2	$8.7	$34.2	$34.0
Aftermarket parts and services	12.9	12.5	36.5	33.1
Total depreciation and amortization	$23.1	$21.2	$70.7	$67.1

Total assets by segment were as follows:

	September 30,	December 31,
	2014	2013
Total assets (including goodwill)
New units	$1,036.3	$1,113.8
Aftermarket parts and services	1,336.2	1,305.0
Unallocable	1,137.8	1,319.0
Total assets	$3,510.3	$3,737.8

16.Incentive Stock-Based Compensation Plans

During the nine months ended September 30,  2014, the Compensation Committee of the Company’s Board of Directors, and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors, approved grants of options and stock appreciation rights for 297,007 shares of common stock and grants of 332,737 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan and approved the issuance of Performance Restricted Stock Units with a target grant amount of 69,499 restricted stock units.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

17.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Postretirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)
Other comprehensive loss before reclassifications	(69.4)	-	-	(69.4)
Amounts reclassified from AOCI	-	0.2	1.4	1.6
Net current period other comprehensive (loss) income	(69.4)	0.2	1.4	(67.8)
At September 30, 2014	$(138.9)	$(0.2)	$(47.5)	$(186.6)

During the three and nine months ended September 30, 2014, foreign currency translation adjustments in accumulated other comprehensive loss were $(70.9) and $(69.4), respectively, primarily due to the weakening of the Euro of approximately 7.8% during the three months ended September 30, 2014.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Items reclassified out of AOCI into net income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Amount Reclassified From AOCI into Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statement
Details About AOCI Components	2014	2013	2014	2013	of Income

Unrealized gain on derivatives	$(0.1)	$-	$(0.3)	$(0.3)	Interest expense, net
	-	-	0.1	0.1	Provision for income taxes
	$(0.1)	$-	$(0.2)	$(0.2)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(0.5)	$(2.2)	$(2.4)	$(6.5)	(a)
	0.1	0.8	1.0	2.4	Provision for income taxes
	$(0.4)	$(1.4)	$(1.4)	$(4.1)	Net of tax
Total reclassifications, net of tax	$(0.5)	$(1.4)	$(1.6)	$(4.3)	Net of tax

 (a)These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 11, Pension Plans and Note 12, Post-Retirement Benefits Other than Pensions for additional information.

18.  Significant Concentration of Credit Risk

At September 30, 2014, approximately 16.2% of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  Historically, the Company has collected its outstanding receivables from PDVSA. Payments of approximately $53.3 were received during the nine months ended September 30, 2014.  The Company believes that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

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

Our custom-engineered products are also used in other advanced applications in the environmental markets we serve. These applications use renewable energy sources, reduce carbon footprint, recover energy and/or increase energy efficiency. These products include, among others: compression technologies for carbon capture and sequestration (“CCS”); hot gas turbo-expanders for energy recovery in refineries and certain chemical facilities; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have experience in the design, construction and development of power generation and cogeneration plants and other energy solutions. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. A CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. These applications are environmentally-friendly and provide unique response features for grid management. Other general industrial markets served include steel and distributed power generation. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway, Brazil and India.

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

On August 6, 2014, representatives of the Company received a non-binding indicative term sheet for a potential merger-of-equals from a strategic partner.  Among other items, the non-binding indicative term sheet requested a four-week period of exclusive negotiation between the Company and the strategic partner.  The potential merger-of-equals with the strategic partner was not consummated.  On September 21, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Energy, Inc. (“Siemens”) whereby Siemens will acquire us (the “Merger”).  The completion of the transaction (“Merger”) is subject to satisfaction or waiver of certain closing conditions including, among others, customary regulatory approvals and the approval of the transaction by our stockholders.

Additional information regarding the proposed transactions and the related terms and conditions is set forth in our Current Report on Form 8-K, filed on September 23, 2014, as well as Note 1, Basis of Presentation in the consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2014, compared to the three months ended September 30, 2013:

For the three months ended September 30, 2014, the Company achieved net income attributable to Dresser-Rand of $30.8, or $0.40 per diluted share, compared with net income attributable to Dresser-Rand of $49.4 million, or $0.64 per diluted share for the three months ended September 30, 2013. The Company generated operating income of $73.9 in the three months ended September 30, 2014, which includes $10.5 of transaction-related expenses. Net income attributable to Dresser-Rand for the three months ended September 30, 2014 was also reduced by approximately $11.7 associated with the Company’s acquisition of Ramgen, which consists of a loss of $18.3 related to writing down its previously owned interest and a gain of $6.6 associated with the excess of the fair value of the assets acquired over the consideration paid.

	Three Months Ended		Three Months Ended		Period to Period Change
	September 30, 2014		September 30, 2013		2013 to 2014	% Change
Consolidated Statement of Operations Data:
Revenues	$683.8	100.0%	$633.9	100.0%	$49.9	7.9%
Cost of sales	501.6	73.4	451.1	71.2	50.5	11.2%
Gross profit	182.2	26.6	182.8	28.8	(0.6)	(0.3)%
Selling and administrative expenses	92.0	13.5	93.1	14.7	(1.1)	(1.2)%
Research and development expenses	5.8	0.8	8.3	1.3	(2.5)	(30.1)%
Transaction-related expenses	10.5	1.5	-	0.0	10.5	NM
Income from operations	73.9	10.8	81.4	12.8	(7.5)	(9.2)%
Interest expense, net	(13.0)	(1.9)	(7.8)	(1.2)	(5.2)	66.7%
Other expense, net	(17.7)	(2.6)	(8.1)	(1.3)	(9.6)	118.5%
Income before income taxes	43.2	6.3	65.5	10.3	(22.3)	(34.0)%
Provision for income taxes	11.9	1.7	15.5	2.4	(3.6)	(23.2)%
Net income	31.3	4.6	50.0	7.9	(18.7)	(37.4)%
Net income attributable to
noncontrolling interest	(0.5)	(0.1)	(0.6)	(0.1)	0.1	(16.7)%
Net income attributable to Dresser-Rand	$30.8	4.5%	$49.4	7.8%	$(18.6)	(37.7)%
Bookings	$734.5		$671.1		$63.4	9.4%
Backlog - ending	$2,787.9		$2,986.0		$(198.1)	(6.6)%

Revenues.   Revenues were $683.8 for the three months ended September 30, 2014, compared to $633.9 for the three months ended September 30, 2013, an increase of $49.9 or 7.9%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the very long lead times required to evaluate the macroeconomic landscape and then plan, permit and execute the projects. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the three months ended September 30, 2014 as a result of the timing issues discussed above.    Revenues also increased for the three months ended September 30, 2014, as a result of the timing of aftermarket parts orders, particularly in Latin America.  Revenues were negatively impacted by our six cogeneration facilities in Spain.  The Spanish government published a ministerial order on June 20, 2014, that reflects an approximate 38% reduction in the tariffs payable with respect to such facilities.  In connection with the order being issued and the reduction of the tariffs and the suspension of operations at the facilities, revenues for the three months ended September 30, 2014 were lower by approximately  $33.3.

Cost of sales.  Cost of sales was $501.6 for the three months ended September 30, 2014, compared to $451.1 for the three months ended September 30, 2013.  As a percentage of revenues, cost of sales was 73.4% for the three months ended September 30, 2014, compared to 71.2% for the three months ended September 30, 2013.  The increase in cost of sales as a percentage of revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was principally the result of a  shift in mix from our aftermarket parts and services segment to our new units segment.    A better mix of projects within each segment partially offset this impact.    Additionally, progress on our value engineering initiatives has lagged the competitive pressures in the market reflecting higher costs as a percentage of sales.

Gross profit.  Gross profit was $182.2 for the three months ended September 30, 2014, compared to $182.8 for the three months ended September 30, 2013.  As a percentage of revenues, gross profit was 26.6% for the three months ended September 30, 2014, compared to 28.8% for the three months ended September 30, 2013.  We experienced decreased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $92.0 for the three months ended September 30, 2014, compared to $93.1 for the three months ended September 30, 2013.  The decrease in selling and administrative expenses was generally the result of lower headcount, partially offset by cost inflation.  As a percentage of revenues, selling and administrative expenses decreased to 13.5% from 14.7%.

Research and development expenses.  Research and development expenses for the three months ended September 30, 2014, were $5.8, compared to $8.3 for the three months ended September 30, 2013.  The decline in research and development expenses is the result of changing expenditure profiles within major programs as they near market release.  We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® Integrated Compression System (“ICS”), subsea compression, LNG, steam turbines and reciprocating engines.

Transaction-related expenses.  Transaction-related expenses were $10.5 for the three months ended September 30, 2014.  The pending acquisition of the Company is discussed more fully in Note 1, Basis of Presentation in the consolidated financial statements.

Income from operations.  Income from operations was $73.9 for the three months ended September 30, 2014, compared to $81.4 for the three months ended September 30, 2013, a decrease of $7.5 or 9.2%.  As a percentage of revenues, income from operations for the three months ended September 30, 2014, was 10.8% compared to 12.8% for the three months ended September 30, 2013.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $13.0 for the three months ended September 30, 2014, compared to $7.8 for the three months ended September 30, 2013. The increase is primarily due to a settlement, which resulted in lower interest expense for the three months ended September 30, 2013.  During September 2013, Enviroil Italia, S.p.A. (“Enviroil”), an affiliate of the Company, entered into a settlement agreement in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed, resulting in a reduction in interest expense of $6.5.

Other expense, net.  Other expense, net was $17.7 for the three months ended September 30, 2014, compared to other expense, net of $8.1 for the three months ended September 30, 2013.  Other expense, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.  On August 8, 2014, the Company consummated the agreement to acquire financial control of Ramgen Power Systems, LLC (“Ramgen”), an entity in which the Company held a 42.2% equity interest immediately preceding the acquisition date.  Because the business combination was achieved in stages, the Company re-measured its previously held equity interest in Ramgen at its acquisition-date fair value and recognized the resulting loss of $18.3 in other expense, net.  The Company has  a  history of bringing new products to market and as a result of its ability and commitment to continue pursuit of commercialization of the supersonic compressor, was able to negotiate a purchase price for which the fair value of identifiable assets acquired exceeded the fair value of the consideration transferred.  As a result, the Company recorded the fair value of the assets acquired in excess of the fair value of the consideration paid of $6.6 as a gain in other expense, net.  The acquisition of Ramgen is discussed more fully in Note 3, Acquisitions and Other Investments in the consolidated financial statements.

Provision for income taxes.  Provision for income taxes was $11.9 for the three months ended September 30, 2014, and $15.5 for the three months ended September 30, 2013. Our estimated income tax provision for the three months ended September 30, 2014 and 2013, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The increase in the effective tax rate for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, is principally due to an increased amount of net operating losses in certain foreign countries for which we could not record benefits under U.S.  GAAP, thus increasing the effective tax rate by approximately 9.4 percentage points.  In the three months ended September 30, 2014, the company was able to benefit previously unrecognized foreign tax credits, thus reducing the effective tax rate by approximately 7.3 percentage points.

Certain foreign subsidiaries are operating under tax holiday arrangements that will expire during 2014 and 2015, subject to potential extensions.  For the three months ended September 30, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $1.7 ($0.02 per diluted share) and $1.9 ($0.02 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the three months ended September 30, 2014, were $734.5 compared to $671.1 for the three months ended September 30, 2013, an increase of $63.4 or 9.4%.  The Company believes that the increase in bookings is primarily due to the timing of large orders in the new units segment as well as an increase in aftermarket parts orders, particularly in the U.S. and Latin America.    The increase in bookings is partially offset by the change in the tariffs reflected in the Spanish ministerial order discussed above, which resulted in lower 2014 aftermarket bookings of approximately $33.3.    Backlog was $2,787.9 at September 30, 2014, compared to $2,986.0 at September 30, 2013.

Segment Analysis —  three months ended September 30, 2014, compared to three months ended September 30, 2013:

	Three Months Ended		Three Months Ended		Period to Period Change
	September 30, 2014		September 30, 2013		2013 to 2014	% Change
Revenues
New units	$338.7	49.5%	$272.9	43.1%	$65.8	24.1%
Aftermarket parts and services	345.1	50.5%	361.0	56.9%	(15.9)	(4.4)%
Total revenues	$683.8	100.0%	$633.9	100.0%	$49.9	7.9%
Gross profit
New units	$39.5		$55.3		$(15.8)	(28.6)%
Aftermarket parts and services	142.7		127.5		15.2	11.9%
Total gross profit	$182.2		$182.8		$(0.6)	(0.3)%
Income from operations
New units	$17.3		$33.5		$(16.2)	(48.4)%
Aftermarket parts and services	90.0		75.0		15.0	20.0%
Unallocated	(33.4)		(27.1)		(6.3)	23.2%
Total income from operations	$73.9		$81.4		$(7.5)	(9.2)%
Bookings
New units	$349.6		$265.4		$84.2	31.7%
Aftermarket parts and services	385.2		405.7		(20.5)	(5.1)%
Total bookings	$734.8		$671.1		$63.7	9.5%
Backlog - ending
New units	$2,042.6		$2,224.8		$(182.2)	(8.2)%
Aftermarket parts and services	745.3		761.2		(15.9)	(2.1)%
Total backlog	$2,787.9		$2,986.0		$(198.1)	(6.6)%

New Units

Revenues.  Revenues for this segment were $338.7 for the three months ended September 30, 2014, compared to $272.9 for the three months ended September 30, 2013, an increase of $65.8 or 24.1%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Three months ended September 30, 2014, compared to the three months ended September 30, 2013. Based on factors such as measures of labor hours and purchases from suppliers, volumes increased during the three months ended September 30, 2014, principally as a result of the timing issues discussed in the section referenced above.

Gross profit.  Gross profit was $39.5 for the three months ended September 30, 2014, compared to $55.3 for the three months ended September 30, 2013.  Gross profit as a percentage of segment revenues was 11.7% for the three months ended September 30, 2014, compared to 20.3% for the three months ended September 30, 2013.  We experienced decreased gross profit as a percentage of sales in our new units segment due to a shift in fixed cost allocations from the aftermarket segment due to changes in the mix of products and volume.  Additionally, progress on our value engineering initiatives has lagged the competitive pressures in the market reflecting higher costs as a percentage of sales.

Income from operations.  Income from operations was $17.3 for the three months ended September 30, 2014, compared to $33.5 for the three months ended September 30, 2013.  As a percentage of segment revenues, income from operations was 5.1% for the three months ended September 30, 2014, compared to 12.3% for the three months ended September 30, 2013.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the three months ended September 30, 2014, were $349.6, compared to $265.4 for the three months ended September 30, 2013.    The Company believes that the increase in bookings is primarily due to the timing of large orders.  During the three months ended September 30, 2013, bookings were negatively impacted by delays in major projects, principally upstream, by our end-user clients in an effort to address their escalating capital costs relating to those projects.  Backlog was $2,042.6 at September 30, 2014, compared to $2,224.8 at September 30, 2013.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $345.1 for the three months ended September 30, 2014, compared to $361.0 for the three months ended September 30, 2013, a decrease of $15.9 or 4.4%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The decrease in revenues for the three months ended September 30, 2014, is attributable to our six cogeneration facilities in Spain.    In connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 revenues were lower by approximately $33.3. The decline in revenues for the three months ended September 30, 2014, was partially offset by an increase in aftermarket parts orders, particularly in Latin America.

Gross profit.  Gross profit was $142.7 for the three months ended September 30, 2014, compared to $127.5 for the three months ended September 30, 2013.    Gross profit as a percentage of segment revenues for the three months ended September 30, 2014, of 41.4% increased from 35.3% for the three months ended September 30, 2013.  Gross profit as a percentage of revenue increased because of a more favorable mix resulting from the suspension of activities at the Company’s Spanish cogeneration facilities and the increase in aftermarket parts orders mentioned above.

Income from operations.  Income from operations was $90.0 for the three months ended September 30, 2014, compared to $75.0 for the three months ended September 30, 2013.  As a percentage of segment revenues, income from operations increased to 26.1% for the three months ended September 30, 2014, from 20.8% for the three months ended September 30, 2013.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above.

Bookings and backlog.   Bookings for the three months ended September 30, 2014, were $385.2, compared to $405.7 for the three months ended September 30, 2013. The decrease in bookings for the three months ended September 30, 2014, is attributable to our six cogeneration facilities in Spain.    In connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 bookings are lower by approximately $33.3. The decline in bookings for the three months ended September 30, 2014, was partially offset by an increase in aftermarket parts orders, particularly in the U.S. and Latin America. Backlog was $745.3 at September 30, 2014, compared to $761.2 at September 30, 2013.

Nine months ended September 30, 2014, compared to the nine months ended September 30, 2013:

For the nine months ended September 30, 2014, the Company achieved net income attributable to Dresser-Rand of $76.5, or $0.99 per diluted share, compared with net income attributable to Dresser-Rand of $135.6, or $1.77 per diluted share for the nine months ended September 30, 2013. The Company generated operating income of $180.4 in the nine months ended September 30, 2014, which includes $10.5 of transaction-related expenses. Operating income for the nine months ended September 30, 2014, was also reduced by approximately $5.2 of severance cost associated with the suspension of operations at six of the Company’s cogeneration facilities in Spain, as well as the planned consolidation of operations in Germany. Net income attributable to Dresser-Rand for the nine months ended September 30, 2014 was reduced by approximately $11.7 associated with the Company’s acquisition of Ramgen which consists of a loss of $18.3 related to writing down its previously owned interest and a gain of $6.6 associated with the excess of the fair value of the assets acquired over the consideration paid.

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2014		September 30, 2013		2013 to 2014	% Change
Consolidated Statement of Operations Data:
Revenues	$2,011.3	100.0%	$2,205.6	100.0%	$(194.3)	(8.8)%
Cost of sales	1,503.2	74.7	1,652.6	74.9	(149.4)	(9.0)%
Gross profit	508.1	25.3	553.0	25.1	(44.9)	(8.1)%
Selling and administrative expenses	296.9	14.8	287.7	13.0	9.2	3.2%
Research and development expenses	20.3	1.0	31.2	1.5	(10.9)	(34.9)%
Transaction-related expenses	10.5	0.5	-	0.0	10.5	NM
Income from operations	180.4	9.0	234.1	10.6	(53.7)	(22.9)%
Interest expense, net	(38.6)	(2.0)	(35.5)	(1.6)	(3.1)	8.7%
Other expense, net	(18.2)	(0.9)	(7.1)	(0.3)	(11.1)	156.3%
Income before income taxes	123.6	6.1	191.5	8.7	(67.9)	(35.5)%
Provision for income taxes	46.9	2.3	52.7	2.4	(5.8)	(11.0)%
Net income	76.7	3.8	138.8	6.3	(62.1)	(44.7)%
Net income attributable to
noncontrolling interest	(0.2)	0.0	(3.2)	(0.2)	3.0	(93.8)%
Net income attributable to Dresser-Rand	$76.5	3.8%	$135.6	6.1%	$(59.1)	(43.6)%
Bookings	$2,019.7		$2,207.3		$(187.6)	(8.5)%
Backlog - ending	$2,787.9		$2,986.0		$(198.1)	(6.6)%

Revenues.   Revenues were $2,011.3 for the nine months ended September 30, 2014, compared to $2,205.6 for the nine months ended September 30, 2013, a decrease of $194.3 or 8.8%. The business impact of oil prices, other macroeconomic conditions and the timing and size of large orders is more fully described above in the Revenues caption in the section titled Three months ended September 30, 2014, compared to the three months ended September 30, 2013.  Based on factors such as measures of labor hours and purchases from suppliers, revenues decreased due to lower volume during the nine months ended September 30, 2014 as a result of the timing issues discussed above.    Specifically, we have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications. Revenues were also negatively impacted by six of our cogeneration facilities in Spain.  The Spanish  government published a ministerial order on June 20, 2014, that reflects an approximate 38% reduction in the tariffs payable with respect to such facilities.  In connection with the order being issued and the reduction of the tariffs and the suspension of operations at the facilities,  revenues  for the nine months ended September 30, 2014  were lower by approximately  $95.1. The decrease in revenues for the nine months ended September 30, 2014, is also partially attributable to a reduction in shipments to one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.    The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $72.0 for the nine months ended September 30, 2014.

Cost of sales.  Cost of sales was $1,503.2 for the nine months ended September 30, 2014, compared to $1,652.6 for the nine months ended September 30, 2013.  As a percentage of revenues, cost of sales was 74.7% for the nine months ended September 30, 2014, compared to 74.9% for the nine months ended September 30, 2013.  An improvement in mix within the segments was substantially offset by reduced operating leverage on fixed overhead costs as a result of lower volume.

Gross profit.  Gross profit was $508.1 for the nine months ended September 30, 2014, compared to $553.0 for the nine months ended September 30, 2013.  As a percentage of revenues, gross profit was 25.3% for the nine months ended September 30, 2014, compared to 25.1% for the nine months ended September 30, 2013.  We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $296.9 for the nine months ended September 30, 2014, compared to $287.7 for the nine months ended September 30, 2013.  The increase in selling and administrative expenses was generally the result of cost inflation and  severance cost of approximately $5.2 associated with the suspension of operations at six of our cogeneration facilities in Spain, as well as the planned consolidation of operations in Germany.    As a percentage of revenues, selling and administrative expenses increased to 14.8% from 13.0%.

Research and development expenses.  Research and development expenses for the nine months ended September 30, 2014, were $20.3, compared to $31.2 for the nine months ended September 30, 2013.  The decline in research and development expenses is the result of changing expenditure profiles within major programs as they near market release.  We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea compression, LNG, steam turbines and reciprocating engines.

Transaction-related expenses.  Transaction-related expenses were $10.5 for the nine months ended September 30, 2014.  The pending acquisition of the Company is discussed more fully in Note 1, Basis of Presentation in the consolidated financial statements.

Income from operations.  Income from operations was $180.4 for the nine months ended September 30, 2014, compared to $234.1 for the nine months ended September 30, 2013, a decrease of $53.7 or 22.9%.  As a percentage of revenues, income from operations for the nine months ended September 30, 2014, was 9.0% compared to 10.6% for the nine months ended September 30, 2013.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $38.6 for the nine months ended September 30, 2014, compared to $35.5 for the nine months ended September 30, 2013. The increase is primarily due to a settlement, which resulted in lower interest expense for the nine months ended September 30, 2013.  During September 2013, Enviroil, an affiliate of the Company, entered into a settlement agreement in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed, resulting in a reduction in interest expense of $6.5.  The increase in interest expense is partially offset by higher interest income for the nine months ended September 30, 2014, due to higher average interest-bearing cash balances.

Other expense, net.  Other expense, net was $18.2 for the nine months ended September 30, 2014, compared to other expense, net of $7.1 for the nine months ended September 30, 2013.  Other expense, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.  On August 8, 2014, the Company consummated the agreement to acquire financial control of Ramgen, an entity in which the Company held a 42.2% equity interest immediately preceding the acquisition date.  Because the business combination was achieved in stages, the Company re-measured its previously held equity interest in Ramgen at its acquisition-date fair value and recognized the resulting loss of $18.3 in other expense, net.  The Company has  a  history of bringing new products to market and as a result of its ability and commitment to continue pursuit of commercialization of the supersonic compressor, was able to negotiate a purchase price for which the fair value of identifiable assets acquired exceeded the fair value of the consideration transferred.  As a result, the Company recorded the fair value of the assets acquired in excess of the fair value of the consideration paid of $6.6 as a gain in other expense, net.  The acquisition of Ramgen is discussed more fully in Note 3, Acquisitions and Other Investments in the consolidated financial statements.    Other expense, net for the nine months ended September 30, 2013, was impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the nine months ended September 30, 2013.

Provision for income taxes.  Provision for income taxes was $46.9 for the nine months ended September 30, 2014, and $52.7 for the nine months ended September 30, 2013. Our estimated income tax provision for the nine months ended September 30, 2014 and 2013, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it becomes more-likely-than-not that the benefits of deferred tax assets will not be realized.

The increase in the effective tax rate for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, is principally due to an increased amount of net operating losses in certain foreign countries for which we could not record a benefit under U.S.  GAAP, thus increasing the effective tax rate by approximately 12.6 percentage points.  In the nine months ended September 30, 2014, the company was able to benefit previously unrecognized foreign tax credits, thus reducing the effective tax rate by approximately 2.8 percentage points.

On January 2, 2013, the ATRA of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the three months ended March 31, 2013 as a discrete event.  The “look-through” exemption for foreign earnings provision and the research and experimentation credit has not yet been extended for 2014, causing an increase in the effective tax rate of approximately 1.0 percentage point for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the three months ended March 31, 2013. Had this amount been deductible, our effective tax rate would have been 1.0 percentage point lower for the nine months ended September 30, 2013.

Certain foreign subsidiaries are operating under tax holiday arrangements that will expire during 2014 and 2015, subject to potential extensions.  For the nine months ended September 30, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $4.6 ($0.06 per diluted share) and $5.2 ($0.07 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the nine months ended September 30, 2014, were $2,019.7 compared to $2,207.3 for the nine months ended September 30, 2013, a decrease of $187.6 or 8.5%.  The Company believes that the decrease in bookings is primarily due to delays in major projects, principally upstream, by our end-user clients in an effort to address their escalating capital costs relating to those projects.  In addition, due to the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 aftermarket bookings are lower by approximately $95.1. The decrease is also attributable to a reduction in bookings for one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables.  The decrease in bookings was partially offset by an increase in aftermarket parts orders, particularly in the U.S. and Latin America.  Backlog was $2,787.9 at September 30, 2014, compared to $2,986.0 at September 30, 2013.

Segment Analysis —  nine months ended September 30,  2014, compared to nine months ended September 30, 2013:

	Nine Months Ended		Nine Months Ended		Period to Period Change
	September 30, 2014		September 30, 2013		2013 to 2014	% Change
Revenues
New units	$1,032.7	51.3%	$1,136.3	51.5%	$(103.6)	(9.1)%
Aftermarket parts and services	978.6	48.7%	1,069.3	48.5%	(90.7)	(8.5)%
Total revenues	$2,011.3	100.0%	$2,205.6	100.0%	$(194.3)	(8.8)%
Gross profit
New units	$143.4		$165.7		$(22.3)	(13.5)%
Aftermarket parts and services	364.7		387.3		(22.6)	(5.8)%
Total gross profit	$508.1		$553.0		$(44.9)	(8.1)%
Income from operations
New units	$60.1		$87.9		$(27.8)	(31.6)%
Aftermarket parts and services	210.3		234.2		(23.9)	(10.2)%
Unallocated	(90.0)		(88.0)		(2.0)	2.3%
Total income from operations	$180.4		$234.1		$(53.7)	(22.9)%
Bookings
New units	$936.1		$966.2		$(30.1)	(3.1)%
Aftermarket parts and services	1,083.8		1,241.1		(157.3)	(12.7)%
Total bookings	$2,019.9		$2,207.3		$(187.4)	(8.5)%
Backlog - ending
New units	$2,042.6		$2,224.8		$(182.2)	(8.2)%
Aftermarket parts and services	745.3		761.2		(15.9)	(2.1)%
Total backlog	$2,787.9		$2,986.0		$(198.1)	(6.6)%

New Units

Revenues.  Revenues for this segment were $1,032.7 for the nine months ended September 30, 2014, compared to $1,136.3 for the nine months ended September 30, 2013, a decrease of $103.6 or 9.1%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Three months ended September 30, 2014, compared to the three months ended September 30, 2013. Based on factors such as measures of labor hours and purchases from suppliers, volumes decreased during the nine months ended September 30, 2014, principally as a result of the timing issues discussed in the section referenced above.    Specifically, we have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications.  The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was  $72.0 for the nine months ended September 30, 2014.

Gross profit.  Gross profit was $143.4 for the nine months ended September 30, 2014, compared to $165.7 for the nine months ended September 30, 2013.  Gross profit as a percentage of segment revenues, was 13.9% for the nine months ended September 30, 2014, compared to 14.6% for the nine months ended September 30, 2013.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to reduced operating leverage on fixed costs as a result of lower volumes.

Income from operations.  Income from operations was $60.1 for the nine months ended September 30, 2014, compared to $87.9 for the nine months ended September 30, 2013.  As a percentage of segment revenues, income from operations was  5.8%  for the nine months ended September 30, 2014, compared to 7.7% for the nine months ended September 30, 2013.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the nine months ended September 30, 2014, were $936.1, compared to $966.2 for the nine months ended September 30, 2013.  The decrease in bookings is primarily a result of the timing issues discussed above in the Revenues caption in the section titled Three months ended September 30, 2014, compared to the three months ended September 30, 2013.    Backlog was $2,042.6 at September 30, 2014, compared to $2,224.8 at September 30, 2013.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $978.6 for the nine months ended September 30, 2014, compared to $1,069.3 for the nine months ended September 30, 2013, a decrease of $90.7 or 8.5%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The decrease in revenues for the nine months ended September 30, 2014, is primarily attributable to our six cogeneration facilities in Spain.    In connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 revenues were lower by approximately $95.1.

Gross profit.  Gross profit was $364.7 for the nine months ended September 30, 2014, compared to $387.3 for the nine months ended September 30, 2013.  Gross profit as a percentage of segment revenues for the nine months ended September 30, 2014, of 37.3% increased from 36.2% for the nine months ended September 30, 2013.  Gross profit as a percentage of revenues increased principally due to a more favorable mix, particularly related to higher parts sales, and the suspension of operations at our Spanish cogeneration facilities, partially offset by lower operating leverage on fixed costs caused by lower volumes.

Income from operations.  Income from operations was $210.3 for the nine months ended September 30, 2014, compared to $234.2 for the nine months ended September 30, 2013.  As a percentage of segment revenues, income from operations decreased to 21.5% for the nine months ended September 30, 2014, from 21.9% for the nine months ended September 30, 2013.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above as well as less operating leverage on fixed selling and administrative costs caused by lower volumes.

Bookings and backlog.   Bookings for the nine months ended September 30, 2014, were $1,083.8, compared to $1,241.1 for the nine months ended September 30, 2013.    The decrease in bookings for the nine months ended September 30, 2014, is primarily attributable to our six cogeneration facilities in Spain.    In connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 bookings are lower by approximately $95.1. The decrease is also partially attributable to a reduction in bookings for one Latin American national oil company as the Company works collaboratively with this client to reduce outstanding receivables. Bookings during the nine months ended September 30, 2013, also included a large long-term service agreement to provide energy in Brazil. The decrease in bookings was partially offset by an increase in aftermarket parts orders, particularly in the U.S. and Latin America.  Backlog was $745.3 at September 30, 2014, compared to $761.2 at September 30, 2013.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2014, we had cash and cash equivalents of $160.7 and the ability to borrow $635.2 under the $1,163.1 revolving portion of our Amended Credit Facility, as $72.3 was used for outstanding letters of credit and $455.6 of borrowings was outstanding.  In addition  to these letters of credit, $286.3 of letters of credit and bank guarantees were outstanding at September 30, 2014, which were issued by banks offering uncommitted lines of credit.  At September 30, 2014, we were in compliance with our debt covenants.

As of September 30, 2014, approximately $148.1 of our cash was held outside of the U.S.  Except for approximately $8.7 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of September 30, 2014, approximately $73.3 of our cash is not available for general corporate use in the U.S. because such cumulative earnings have been indefinitely reinvested in foreign countries or foreign markets. Except for earnings in our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary,  we have no other plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If additional foreign funds are needed for our operations in the U.S., we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, at the time of repatriation. However, our intent is to indefinitely reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate any additional indefinitely reinvested earnings to fund our U.S. operations.

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

Our pending announced merger with Siemens could impact our future liquidity.  In particular, under certain circumstances, the Company could be required to pay a $200.0 termination fee to Siemens if the transaction is not completed.  In other circumstances, Siemens could be required to pay a $400.0 termination fee to the Company if the transaction is not completed.

Sources and Uses of Liquidity

Net cash provided by operating activities for the nine months ended September 30, 2014, was $188.9, compared to net cash used in operating activities of $162.4 for the nine months ended September 30, 2013. The increase in cash provided by operations in the nine months ended September 30, 2014, is principally the result of a modest reduction in our investment in working capital for the nine months ended September 30, 2014, compared to the significant increase in working capital for the nine months ended September 30, 2013.  Accounts receivable decreased for the nine months ended September 30, 2014, as a result of the receipt of a large payment from a national oil company.  To a much lesser extent, cyclically lower volume and timely cash collections from clients further reduced accounts receivable.  Accounts payable and accruals decreased for the nine months ended September 30, 2014, principally as a result of the timing of payments.    The increase in inventories related principally to LNGoTM, the Company’s small-scale distributed-LNG product offering.  In addition, we made $13.8 of minimum required pension contributions in the nine months ended September 30, 2014,  compared to $17.3 in the nine months ended September 30, 2013, in accordance with our funding policy.

Net cash used in investing activities was $64.6 for the nine months ended September 30, 2014, compared to $61.6 for the nine months ended September 30, 2013.   Capital expenditures decreased to $43.5 for the nine months ended September 30, 2014, from $56.3 for the nine months ended September 30, 2013.    During the nine months ended September 30, 2014, we loaned $18.6 to Bethel Holdco, LLC and $2.1 to Gaelectric CAES NI Ltd., a CAES project in its initial stages of development.  We also invested an additional $3.5 in Echogen Power Systems, LLC, which is discussed more fully in Note 3, Acquisitions and Other Investments in the consolidated financial statements.

Net cash used in financing activities was $149.8 for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $288.4 for the nine months ended September 30, 2013.  Included in net cash used in financing activities for the nine months ended September 30, 2014, are $750.4 of borrowings to fund operating cash flows and $901.6 of repayments on the Company’s Amended Credit Facility.  Borrowings on the Amended Credit Facility during the nine months ended September 30, 2014, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $4.4 at September 30, 2014, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

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

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including a termination of the Merger Agreement under circumstances that could require us to pay a termination fee;

•	the failure to receive, on a timely basis or otherwise, the required approvals by the Company’s stockholders and government or regulatory agencies with regard to the Merger Agreement;

•	the failure of the Merger to be completed on a timely basis or at all for any other reason;

•	the risks that our business may suffer as a result of uncertainties surrounding the Merger;

•	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the Merger;

•	the diversion of management’s attention from ongoing business concerns due to the impending transaction;

•	limitations placed on our ability to operate our business under the Merger Agreement;

•	the possibility that costs related to the Merger will be greater than expected;

•	the outcome of any legal proceedings that may be instituted against us or others relating to the Merger Agreement or the Merger; and

•	other factors described in this Form 10-Q and as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the euro, and to a lesser extent, the Brazilian real, the Indian rupee, the Norwegian krone and the British pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  During the three and nine months ended September 30, 2014, foreign currency translation adjustments in accumulated other comprehensive loss were $(70.9) and $(69.4), respectively, primarily due to the weakening of the Euro of approximately 7.8% during the three months ended September 30, 2014.    An adverse hypothetical 1% change in the exchange rates for the three months ended September 30, 2014, would impact revenues and operating income by approximately $3.5 and $0.4, respectively.

We maintain a minimal level of Venezuelan Bolivars, consistent with the needs of our local operations.  At September 30, 2014, cash held in Venezuelan Bolivars was approximately $2.9, and is included in the net monetary asset balance of $5.3.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency losses were $(6.9) and $(4.4) for the three and nine months ended September 30, 2014, respectively, compared to $(2.7) and $(7.3) for the three and nine months ended September 30, 2013, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. ― OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The disclosures required in this Item 1 are included in Note 13, Commitments and Contingencies ― Legal Proceedings, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Merger-Related Risk Factors

Failure to consummate the Merger, or a delay in consummating the Merger, could negatively impact the market price of our common stock and could adversely affect our business, financial condition and results of operations.

Consummation of the Merger is subject to various customary conditions, including the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding Company common shares entitled to vote; expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of specified regulatory approvals; the absence of any newly enacted law, injunction or order prohibiting the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); and compliance with the covenants and agreements in the Merger Agreement in all material respects.

If the Merger is not consummated, our ongoing business, financial condition and results of operations may be adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals, our business, financial condition and results of operations may also be adversely affected.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

Until the Merger closes or the Merger Agreement is terminated, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions may prevent us from exploring and pursing certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations should the Merger not be completed.

In certain instances, the Merger Agreement could require us to pay a termination fee of $200 million to Siemens, a payment which could affect the decisions of a third party considering making an alternative acquisition proposal.

The Merger Agreement contains certain termination rights and provides that we will be required to pay Siemens a termination fee of $200 million in the event the Merger Agreement is terminated under certain circumstances. The payment of a termination fee may have an adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the Merger, and could also have an adverse effect on our financial condition and results of operations.

The pending Merger may negatively impact our ability to recruit and retain key employees.

Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the Company.  If, despite our retention and recruiting efforts, key employees depart or fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business operations and financial results may be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 2014	-		$-	-	$-
August 2014	1,484	(a)	$67.46	-	$-
September 2014	-		$-	-	$-
Total	1,484			-	$-

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 5.  OTHER INFORMATION

On November 4, 2014, the Compensation Committee of the Company’s Board of Directors approved a First Amendment to Confidentiality, Non-Compete, Severance, and Change in Control Agreement (as amended, the “Agreement”) with the Company’s named executive officers (other than the Chief Executive Officer) that increased the time period by which the executive must provide the Company with written notice of the occurrence of an event or action constituting Good Reason under the Agreement from 15 days to 330 days.  The amendment also provides that a Voluntary Termination with Good Reason shall mean the termination by the executive of employment with the Company within 365 days following the occurrence of any of the specified events, rather than 45 days.    The foregoing summary is qualified by reference to the text of the Agreement, a form of which is attached to this Current Report on Form 10-Q as Exhibit 10.1 and is incorporated into this Item 5 by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
2.1

Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

2.2

Agreement and Plan of Merger by and among Siemens Energy, Inc., Dynamo Acquisition Corporation and Dresser-Rand Group Inc., dated as of September 21, 2014 (incorporated by reference to Exhibit 2.2 to Dresser Rand-Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 0001-32586).

2.3

Support Letter between Siemens Aktiengesellschaft and Dresser-Rand Group Inc., dated September 22, 2014 (incorporated by reference to Exhibit 2.2 to Dresser Rand-Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 0001-32586).

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

3.3

Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser Rand-Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 0001-32586).

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

4.4

Rights Agreement dated as of September 22, 2014, by and between Dresser-Rand Group Inc. and Computershare Inc., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 2.2 to Dresser Rand-Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 0001-32586).

(10.1)	Form of First Amendment to Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(101)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

____________

(  ) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: November 7, 2014	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer