Form 10-K
period 2014-12-31
Dresser-Rand Group Inc.
filed 2015-02-27
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $63.73 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,770,553,634.

The number of shares of common stock, $.01 par value, outstanding as of February 20, 2015, was 76,835,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K.  Such information shall be filed no later than April 30, 2015.

ITEM 1. BUSINESS ($ in millions)

Overview

Dresser-Rand Group Inc. is a Delaware corporation formed in October 2004. The common stock trades on the New York Stock Exchange under the symbol “DRC.” Unless the context otherwise indicates, as used in this Form 10-K, (i) the terms “we,” “our,” “us,” the “Company,”  “Dresser-Rand” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries and (ii) the term “Ingersoll Rand” refers to Ingersoll-Rand plc (NYSE: IR) and its predecessors.

On September 21, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Energy, Inc. (“Siemens”) whereby Siemens will acquire us (the “Merger”).  The Merger received stockholder approval on November 20, 2014.  The completion of the Merger is subject to satisfaction or waiver of certain closing conditions including, among others, customary regulatory approvals.  It is possible that factors outside the control of the Company or Siemens could delay the completion of the merger, or prevent it from being completed at all.  Additionally, on February 13, 2015, the Company was notified that the European Commission is initiating a phase II review of the Merger.

At the time the Merger becomes effective, each outstanding share of Dresser-Rand common stock (excluding any shares held by Siemens, its subsidiaries, Dresser-Rand and dissenting shares in accordance with Delaware law), will be cancelled and converted into the right to receive cash in the amount of (i) $83.00 per share plus (ii) $0.55 per share on the first of each month until the date of closing beginning on March 1, 2015.

Additional information regarding the Merger and the related terms and conditions is set forth in our Current Report on Form 8-K, filed on September 23, 2014, as well as Note 1 to the consolidated financial statements in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

Dresser-Rand is among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. In addition to oil and gas, our equipment and service solutions are used in the broader energy infrastructure markets, including environmental solutions and distributed power generation.

Our products and services are widely used in oil and gas applications that include hydrogen recycle, make-up, wet gas and other applications for the refining industry; cracked gas, propylene and ethylene compression for petrochemical facilities; ammonia syngas, refrigeration, and carbon dioxide compression for fertilizer production; a number of compression duties for chemical plants; gas gathering, export, lift and re-injection of natural gas or carbon dioxide (“CO2”) to meet regulatory requirements or for enhanced oil recovery in the upstream market; gas processing, main refrigeration compression and a variety of other duties required in the production of liquefied natural gas (“LNG”); gas processing duties, storage and pipeline transmission compression for the midstream market; synthetic fuels; and steam or gas turbine mechanical drives or power generation packages for floating production, storage and offloading (“FPSO”) vessels and offshore platforms, as well as for a variety of compression and applications in various segments of the oil and gas market. We are also a supplier of diesel, gas and dual fuel engines that provides customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies.

Our custom-engineered products used in the environmental markets utilize renewable energy sources, reduce carbon footprint, recover energy and/or increase energy efficiency. These products include, among others, compression technologies for carbon capture and sequestration (“CCS”); hot gas turbo-expanders for energy recovery in refineries and certain chemical facilities; co- and tri-generation combined heat and power (“CHP”) packages for institutional and other clients; and a large number of steam turbine applications to generate power using steam produced by recovering exhaust heat from the main engines in ships, recovering heat from mining and metals production facilities and exhaust heat recovery from gas turbines in on-shore and off-shore sites. We also have experience in the design, construction and development of distributed power generation and cogeneration plants and other energy solutions. Other biomass and biogas applications for our steam turbine product line include gasification of municipal solid waste or incineration of wood, palm oil, sugar or pulp and paper residues to generate power. Our equipment is used for compressed air energy storage (“CAES”) for utility sized power generation. A CAES plant makes use of our classes of axial compressors, centrifugal compressors, gas expanders, controls and rotating equipment system integration capabilities. These applications are environmentally-friendly and provide unique response features for grid management. Other general industrial markets served include, among others, steel, mining and pulp and paper. We operate globally with manufacturing facilities in the United States (“U.S.”), France, United Kingdom (“UK”), Germany, Spain, Norway, Brazil and India.

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

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 33 countries through our 72 sales offices, 51 service and support centers, including seven engineering and research and development centers, and 14 manufacturing locations. Our clients include, among others, ADNOC, BP, Bumi Armada, Chevron, CNOOC, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon, MODEC, ONGC, PDVSA, Pemex, Petrobras, PetroChina, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Talisman and Total.

Our solutions-based service offering to our clients combines our industry-leading technology, extensive worldwide service center network, deep product expertise, project management capabilities,  a culture of safety (which we believe to be industry-leading) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and alliance-based approach built on alliance and frame agreements align us with our clients who choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are a preferred supplier of equipment and aftermarket parts and services to a client. Our alliances and frame agreements enable us to:

•	lower clients’ total cost of ownership and improve equipment performance;
•	lower both our clients’ and our transaction costs;
•	develop a broad, continuing business-to-business relationship with our clients that often results in a substantial increase in the level of activity with those clients; and
•	provide access to our entire organization, which enhances communications.

The markets in which we operate are large and fragmented. We estimate that in 2014, the worldwide aggregate annual value of new unit sales of the classes of equipment we manufacture was approximately $21 billion for critical applications in the oil, gas, chemical, petrochemical, process, power, military, environmental solutions and other industries worldwide. The aftermarket parts and services needs of the installed base of turbo products, reciprocating compressors and steam turbines (both in-house and outsourced) was estimated at approximately $10 billion. In addition, we have aftermarket repair capability for gas turbines, which includes all power and non-power generation applications, with an estimated market size of approximately $7 billion.

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

Business Strategy

Substantially all of our revenues were generated from energy infrastructure (oil, gas and environmental solutions). Additionally, 50% of our total combined revenues were generated by our new units segment and 50% by our aftermarket parts and services segment. We intend to continue to focus on the upstream, midstream, and downstream oil and gas markets, as well as the emerging alternative energy and environmental services markets with our rotating equipment products, services and solutions. Thus, we expect to capitalize on the expected long-term growth in equipment and services investment in these energy infrastructure markets.

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

Another important aspect of our business model is that our aftermarket parts and services segment is much less sensitive to business cycles than our new units segment. Our equipment is typically mission-critical to the operating assets of our end user clients. Those assets run continuously and, therefore, generally require parts and servicing regardless of changes in economic activity, new equipment cycles or commodity prices. In 2014, this segment of our business represented approximately 73% of the Company’s income from operations, excluding unallocated net expenses.

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

Expand Aftermarket Parts and Services Business to Non-Dresser-Rand Equipment in our Class. We believe the aftermarket parts and services market for non-Dresser-Rand equipment in our class represents a significant growth opportunity that we continue to pursue on a systematic basis. As a result of the knowledge and expertise derived from our long history and experience servicing the largest installed base in the industry, combined with our extensive and on-going investment in technology, we have a proven process of applying our technology and processes to improve the operating efficiency and performance of our competitors’ supplied equipment. With the largest global network of fully capable service centers and field service support for our class of equipment, we are often in a position to provide quick response to clients and to offer local service. We believe these, along with our world class field service safety performance, are important service differentiators for our clients. By using intelligence gathered on the installed base of our competitors’ equipment, we intend to capitalize on our knowledge, our broad network of service centers, our leading technology and our existing relationships with most major industry participants to grow our aftermarket parts and services solutions for such non-Dresser-Rand equipment. We are able to identify technology upgrades that improve the performance of our clients’ assets and to proactively suggest upgrade and revamp projects that clients may not have considered.

Grow Alliances. As a result of the need to improve their competitiveness in a global economy, oil and gas companies are frequently consolidating their supplier relationships and seeking alliances with suppliers, shifting from purchasing units and services on an individual transactional basis to choosing long-term service and technology providers that can help them optimize asset performance over the entire service life of their equipment. We continue to see a high level of interest among our clients in seeking alliances and/or frame agreements with us, and we have entered into agreements with more than 50 of our clients. We plan to leverage our market and technology leadership, global presence, and comprehensive range of products and services to continue to take advantage of this trend by pursuing new client alliances as well as strengthening our existing ones. We currently are the only alliance partner for compressors with Marathon. We are a preferred supplier to other clients, including BP, Chemtex, Chevron, ConocoPhillips, ExxonMobil, Kinder Morgan, LyondellBasell, Pemex, Petrobras, Phillips 66, Praxair, Repsol, Saudi Aramco, Statoil, TransCanada and Valero.

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

Introduce New and Innovative Products and Technologies. We believe we are an industry leader in introducing new, value-added technology. Product innovation has historically provided, and we believe will continue to provide, significant opportunities to increase revenues in the long-term from both new units sales and upgrades to the installed base of equipment manufactured by us and other OEMs. Many of our products utilize innovative technology that lowers operating costs and increases reliability and performance. Examples of such technology offerings include the DATUM® compressor platform, dry-gas seals, hydrodynamic and magnetic bearings and the ‘only-in-class’ integrated compression system (“ICS”) which incorporates a new generation of liquid / gas separation technology (a rotary separator) inside the compressor casing located directly before the first stage of compression. We have introduced a complete line of remote-monitoring and control instrumentation that offers significant performance benefits to clients and enhances our operations and maintenance services offering. Further discussion about innovative products and technologies can be found below under New Product Development. We plan to continue developing innovative products, including new compressor platforms, which could further open up new markets to us. Under our Guascor® engine product line, we have developed, and continue to develop, gas engines that operate on a wide range of fuels from natural gas (industrial and domestic quality natural gas) to different types of methane based gases, such as flare gas (associated gas), a variety of bio-gas types (landfill, sewage and biomethanization) and propane, syngas and dual fuel engines (diesel and natural gas).

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

The following charts show the proportion of our revenue generated by segment, destination and end market for the year ended December 31, 2014:

Revenues in the U.S. were approximately 30% of total revenues for the year ended December 31, 2014. Segment and destination revenues and related financial information for 2014, 2013 and 2012 can be found in Note 21 to the consolidated financial statements in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

New Units

We are a leading manufacturer of highly-engineered centrifugal and reciprocating compression equipment and steam turbines. We also manufacture power turbines; special-purpose gas turbines; power recovery expanders; diesel, gas and dual fuel engines; trip, trip throttle and non-return valves; magnetic bearings and control systems. Our new unit products are built to client specifications for long-life, critical applications. The following is a description of principal new unit products that we currently offer.

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

Turbo Products. We are a leading supplier of turbo machinery for the energy infrastructure markets worldwide. Turbo products sales represented 69.4%, 74.8% and 58.1% of our total new unit revenues for the fiscal years ended 2014, 2013 and 2012, respectively. Centrifugal compressors utilize turbo machinery technology that employs a series of graduated impellers to increase pressure dynamically. Generally, these centrifugal compressors are used to move a variety of gases through gas processing, refining, and petrochemical facilities; gather gas in oil and gas fields; export gas from main gathering or processing facilities; move gas in pipelines from production to processing, distribution and/or consumption centers; re-inject natural gases into petroleum fields to maintain or increase reservoir pressure and aid production or increase petroleum recovery; or re-inject CO2 to meet regulatory requirements or enhance oil recovery. Applications for our turbo products include gas gathering, lift, export and injection; CO2 compression for enhanced oil recovery; storage and transmission; synthetic fuels; ethylene and fertilizer production; refineries and chemical production; CCS and CAES.

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

Reciprocating Compressors. We are a leading supplier of reciprocating compressors, offering products ranging from medium to high-speed separable units driven by engines or electric motors, to large, slow speed motor driven process reciprocating compressors. Reciprocating compressor product sales represented 13.3%, 11.1% and 18.0% of our total new unit revenues for the fiscal years ended 2014, 2013 and 2012, respectively. Reciprocating compressors use a traditional piston and cylinder engine design to increase gas pressure. Typically, reciprocating compressors are used in lower volume/higher pressure ratio applications, and are complementary to our DATUM® compressor product line. We offer 11 models of process reciprocating compressors, with power capability up to 45,000 horsepower (33.6 MW), and pressures ranging from vacuum to 60,000 psig (4,140 barg). We offer seven models of medium- to high-speed reciprocating compressors, with power ratings over 11,000 horsepower (8.2 MW). Applications for our reciprocating compressors include upstream production (gas lift, boil-off/residue gas, export, gathering, processing, LNG and natural gas liquids (“NGL”); midstream services (gas transport, storage, fuel gas and CO2 injection) and downstream processing (gas-to-liquids (GTL), hydrogen (H2) production, various other refining applications, cool gas, methanol and ethylene, ammonia (NH3), nitric acid and urea). We also offer control systems for our reciprocating compressors.

Steam Turbines. We are a leading supplier of standard and engineered mechanical drive steam turbines and turbine generator sets. Steam turbine product sales represented 13.7%, 10.1% and 17.7% of our total new unit revenues for the fiscal years ended 2014, 2013 and 2012, respectively. Steam turbines use steam from power plant or process facilities or renewable or waste energy sources, and expand it through nozzles and fixed and rotating vanes, converting the steam energy into mechanical energy of rotation. We are one of the few remaining North American manufacturers of standard and engineered-to-order multi-stage steam turbines. Our steam turbine models cover a power range from a few kilowatts up to 85MW, are available for high inlet steam pressure and temperature conditions, with or without induction and/or extraction sections and in condensing or back-pressure designs. These units are used primarily to drive pumps, fans, blowers, generators and compressors. Our steam turbines are used in a variety of industries, including oil and gas (upstream mechanical drives in auxiliary systems; power generation in FPSO vessels; mechanical drive and power generation in refining and petrochemical applications); chemicals; biomass; CHP, pulp and paper; metals; industrial power production and utilities; sugar and palm oil. We are the sole supplier to the United States Navy of steam turbines for aircraft carrier propulsion and other ship services. We also offer steam turbine protection valves that are part of the overall rotating equipment protection system and include trip, trip throttle and non-return valves.

Engines. We are a supplier of diesel, gas and dual fuel internal combustion reciprocating engines. Engine sales represented approximately 3.6%, 3.7% and 4.8% of our total new unit revenues for the fiscal years ended 2014, 2013 and 2012, respectively. Our engines cover a power range of up to 1.5 MW and are used in 1) industrial applications and power generation, 2) marine propulsion and auxiliary generation and 3) environmental solutions, CHP and bioenergy (waste water treatment plant, landfill and biogas generation).

New Product Development

We believe clients will continue to choose their key suppliers based upon capability to custom engineer, manufacture and deliver cost-effective, reliable, high-performance products, and in the shortest cycle time as they seek to achieve the lowest total cost of ownership possible.  We also believe the capability to provide timely, locally based service and support is very important to our clients given the complexity of highly engineered mission-critical machinery and the production associated with it. New product and technology development is a fundamental part of our value proposition and we believe that we are one of the industry leaders in introducing new, value-added products and technologies. Our investment in research and development also includes a continued commitment to attract and retain a globally based staff of innovative technical experts who are recognized within the industry, while building a partner network that includes several leading universities around the world.

We have delivered numerous products and technologies that contribute to aftermarket parts and services growth, as well as design and process improvements that increase profitability. We continue to invest in the advancement of core technologies that include improving our DATUM® compressor and steam turbine product line efficiency; reciprocating compressor power and rod load ratings as well as new technologies that will ensure our long-term industry leadership and maintain our reputation for high quality, reliable solutions. Our continuing investment in the development of supersonic compression provides an opportunity to commercialize a breakthrough technology that could significantly reduce the footprint, weight and total cost of ownership of Dresser-Rand compression solutions.

We are also making incremental research and development investments that support our growth strategies for the environmental markets that include solutions such as waste-to-energy, combined heat and power and ocean wave energy, as well as our proven energy storage solutions for alternative energy power generation via Compressed Air Energy Storage (“SMARTCAES™”). Echogen Power Systems, LLC (“Echogen”), in which we have invested, is commercializing power generation systems that harness waste heat for power and cooling applications.

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

We have the capability to provide CAES projects to meet specific grid scale requirements.  In 2013, we received an order for a SMARTCAES™ compressed air energy storage system and also entered into a strategic alliance with Gaeletric for the development of European CAES projects. In September 2014, Dresser-Rand was one of four companies that jointly proposed a project that would bring large amounts of clean electricity to the Los Angeles, California, area by 2023. The project would require construction of one the U.S.’s largest wind farms in Wyoming, one of the world’s biggest energy storage facilities in Utah and a 525-mile electric transmission line connecting the two sites.

Our MOSTM separable compressor currently has the highest-in-class rated rod load and horsepower per throw capabilities, widest-in-class speed range, and most-in-class stroke capability. The MOSTM product line targets the upstream oil and gas markets and is part of our newly developed LNGoTM small-scale LNG production technology.

Our newly developed LNGoTM plant, is a small-scale, distributed skid-mounted modular, and mobile LNG production technology that serves a new market opportunity, which we expect to grow with our legacy products, as well as our newly introduced MOSTM reciprocating compressor and our Guascor® engine line. The control system is provided by our Enginuity business unit.  We have the capability to provide liquefaction machines for LNG projects for small-scale, distributed LNG plants (quantities from 5,000 gallons per day to 30,000 gallons per day).

Our VECTRA® product line of power turbines, combined with the General Electric LM2500® (a registered trademark of General Electric Company) family of gas generators, provides a high speed gas turbine solution that is available for new equipment and as a retrofit for legacy turbine packages. The advantage of our VECTRA® product line is a light, compact and fully modular design with high efficiency and quick change-out that increases operating availability and lowers operating costs.

Revamp and Upgrade Opportunities

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

Aftermarket Parts and Services

We continue to believe that the aftermarket parts and services segment provides us with long-term growth opportunities. Aftermarket parts and services are generally less sensitive to business cycles than the new units segment, although revenues and bookings tend to be higher in the second half of the year. With a typical operating life of 30 years or more, rotating equipment requires substantial aftermarket parts and services over its operating life. Parts and services activities realize higher margins than new unit sales. Additionally, the cumulative revenues from these aftermarket activities often exceed the initial purchase price of the unit. Our aftermarket parts and services business offers a range of services designed to enable clients to maximize their return on assets by optimizing the performance of their mission-critical rotating equipment. We offer a broad range of aftermarket parts and services, including: replacement parts, field service turnaround, service and repair, operation and maintenance contracts, rotor/spare parts storage, condition monitoring, controls retrofit, site/reliability audits, remote area energy solutions, equipment repair and re-rates, equipment installation, applied technology, long-term service agreements, special coatings/welding, product training, turnkey installation/project management and energy asset management.

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

Because equipment in our industry typically has a multi-decade operating life, we believe aftermarket parts and services capability is a key element in both new unit purchasing decisions and sales of service contracts. Given the critical role played by the equipment we sell, clients place a great deal of importance on a supplier’s ability to provide rapid, comprehensive service, and we believe that the aftermarket parts and services business represents a significant long-term growth opportunity. We believe important factors for our clients include a broad product range, servicing capability, the ability to provide technology upgrades, local presence and rapid response time. We provide our solutions to our clients through a proprietary network of 51 service and support centers, including seven engineering and research and development centers in 33 countries that employ over 1,500 service center and field service personnel, which service our own and other OEMs’ turbo and reciprocating compressors and steam and gas turbines. We believe our coverage area of service centers servicing both turbo and reciprocating compressors and steam turbines is approximately 50% larger than that of our next closest competitor.

Sales and Marketing

We market our services and products worldwide through our established sales presence in 33 countries. In addition, in certain countries in which we do business, we sell our products and services through sales representatives and distributors. Our sales force is comprised of more than 700 direct sales/service personnel and a global network of approximately 180 independent representatives and distributors, all of whom sell our products and provide service and aftermarket support to our installed base locally in over 150 countries. We are able to deliver significant value to our clients through the use of our CPC platform, which permits us to interactively configure certain engineered solutions in real time at their location or ours in days rather than months. We believe this capability to be unique in the industry.

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

We are committed to providing our clients with the highest quality products and services, and are continuously striving for improved quality and efficiency of both our products and our processes. Our worldwide process innovation team works to improve quality, on-time delivery, cycle time and profitability. The team uses a number of continuous improvement tools such as Six Sigma, lean methodologies, value analysis/value engineering and total quality management. The team teaches employees how to apply value-creation and change management methodologies to their areas of responsibility, and to take ownership of process improvement. The lean philosophy and quality improvement principles are continually being encouraged and expanded throughout our Company in a structured fashion using a variety of tools. Since mid-2008, approximately 21,400 courses and workshops have been completed, and over 3,800 employees have completed at least one on-line lean course. From management to machine tool operators, our employees have an understanding of these quality and lean practices. Employees apply this knowledge in their daily activities to continuously improve the efficiency of our operations and service centers, thus providing our clients with faster and improved configured solutions, shorter response times, and improved cycle times.

Clients

Our global client base consists of most major independent oil and gas producers and distributors worldwide, national oil and gas companies, major energy companies, independent refiners and exploration and production companies, multinational engineering, procurement and construction companies (“EPC”), petrochemical companies, the U.S. government and other businesses operating in certain process industries. Our clients include, among others, ADNOC, BP, Bumi Armada, Chevron, CNOOC, ConocoPhillips, Dow Chemical Company, ExxonMobil, Gazprom, LUKOIL, Marathon, MODEC, ONGC, PDVSA, Pemex, Petrobras, PetroChina, Petronas, Repsol, Royal Dutch Shell, SBM, Saudi Aramco, Statoil, Talisman and Total. In 2014, 2013 and 2012, no one customer comprised more than 10% of either segment or consolidated net revenues.

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

Competition

We encounter competition in all areas of our business. We compete against products manufactured by competitors globally. The principal methods of competition in these markets relate to price, product performance and quality, product technology and application experience, client service, product lead times, global reach, brand reputation, breadth of product line and quality of aftermarket service and support. We believe the significant capital required to construct new manufacturing facilities, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high-performance products, applications and processes and the need to develop close, integrated relationships with clients are barriers to entry for potential new market entrants. Some of our existing competitors have greater financial and other resources than we do.

Over the last 25 years, there has been significant consolidation of our major competitors in each of our principal product lines. Our larger competitors in the new unit segment of the turbo-machinery industry include GE Oil & Gas, Solar Turbines, Inc., MAN Diesel & Turbo, Siemens, Elliott Company and Mitsubishi Heavy Industries; in the reciprocating compressor industry include GE Oil & Gas, Burckhardt Compression, Neuman & Esser Group, Ariel Corp., Howden Thomassen Compressors BV and Mitsui & Co., Ltd.; in the steam turbine industry include Siemens, Elliott Company, GE Oil & Gas, Mitsubishi Heavy Industries and Shin Nippon Machinery Co. Ltd.; and in the engine industry include GE/Jenbacher and Waukesha, Caterpillar and Cummins.

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

Research and Development

Our research and development expenses were $27.9, $38.8 and $30.4 for the years ended December 31, 2014, 2013 and 2012, respectively. Certain development expenses are incurred in connection with specific orders and are not shown as research and development expenses in our Consolidated Statement of Income, but instead are included in cost of sales. We have also acquired technologies through strategic acquisitions such as Synchrony and in August 2014 through the asset purchase of Ramgen Power Systems, LLC (“Ramgen”) or through our investments in Echogen and through our agreements with ES&P and Expansion Energy LLC. We invest in research and development each year in order to maintain our product and services leadership positions. We have developed many technology and product breakthroughs in our markets, and manufacture some of the most advanced products available in many of our product lines. We believe we have significant opportunities for growth by developing new services and products that offer our clients greater performance, significant cost savings and lower environmental impacts. We are also actively involved in research and development programs designed to improve existing products and manufacturing methods.

Employees

As of December 31, 2014, we had approximately 7,900 employees worldwide, with approximately 52% located in the U.S. Approximately 30% of our employees in the U.S. are covered by collective bargaining agreements. Additionally, approximately 47% of our employees outside of the U.S. belong to industry or national labor unions.

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

Other Labor Relations Matters

Our operations in the following locations have individuals under collective bargaining agreements and/or are unionized: Olean, Painted Post and Wellsville, N.Y.; Burlington, Iowa; Le Havre, France; Peterborough, UK; Naroda, India; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; and Kongsberg, Norway. Further, certain of our employees in Brazil are subject to regional collective agreements. A collective bargaining agreement will expire at our Wellsville, N.Y. facility in August 2015. In addition, we have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the U.S. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days prior written notice. Although we believe that our relations with our represented employees are good, we cannot assure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Environmental and Government Regulation

Manufacturers, such as our Company, are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface water and subsurface water, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and the remediation of environmental pollution relating to such companies’ properties and operations (past and present). Costs and expenses under such environmental laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict. We do not believe that our liabilities in connection with compliance issues will have a material adverse effect on our business, financial condition and results of operations.

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

There is significant regulatory activity underway at both the federal and state levels related to climate change. It is expected that international agreements, climate legislation and promulgation of greenhouse gas regulation will continue. Ultimately, caps on carbon emissions in the U.S. may be established and the cost of regulation is not likely to be distributed uniformly as the energy sector is expected to incur disproportionate cost. Greenhouse gas regulation and reduction for companies in the power and energy sector will have a pronounced impact on key issues of business strategy, such as production economics, cost competitiveness, investment decisions and value of assets.

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

We provide energy generating services in certain remote locations in Brazil with tariffs reflecting the remote nature of the locations and demand levels under the “Luz para Todos” (Light For Everyone) program initiated by the Brazilian government. In the future, the Brazilian grid may reach certain locations where we provide energy, we may not be successful in securing contract awards, or the government may reduce the tariffs upon renewal of the contracts or change the regulations.

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

Additional Information

We file annual, quarterly and current reports, amendments to these reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings may be accessed and read free of charge through our website at www.dresser-rand.com or through the SEC’s website at www.sec.gov. These SEC filings are available on our website as soon as reasonably practicable after we file them electronically with the SEC. The information contained on, or that may be accessed through, our website is not part of this Form 10-K. All documents we file are also available at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

ITEM 1A. RISK FACTORS ($ in millions)

Merger-Related Risk Factors

Failure to consummate the Merger, or a delay in consummating the Merger, could negatively impact the market price of our common stock and could adversely affect our business, financial condition and results of operations.

Consummation of the Merger is subject to various customary conditions, including the receipt of specified regulatory approvals; the absence of any newly enacted law, injunction or order prohibiting the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); and compliance with the covenants and agreements in the Merger Agreement in all material respects.  It is possible that factors outside the control of the Company or Siemens could delay the completion of the merger, or prevent it from being completed at all.  Additionally, on February 13, 2015, the Company was notified that the European Commission is initiating a phase II review of the Merger.

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

Additional Risk Factors

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

There have been periods of volatility in the price of oil and gas, including the most recent decline in the latter part of 2014.    Our aftermarket segment is generally a steady business and has typically been resilient through cycles.  However, we believe our aftermarket bookings in the September through November period in 2014 were adversely impacted by the recent and precipitous drop in oil prices.  In the new units segment, bookings have also been impacted by changes in oil prices, however, tend to be more pronounced than what we have experienced in the aftermarket segment.  For example, the sudden and precipitous drops in the price of oil had a significant adverse impact on new unit bookings during the 2008 / 2009 recession and more recently in the latter part of 2014. Because of the generally long lead times required to engineer, manufacture and test new equipment before delivery, new unit revenues are generally not impacted in the short-term.  Additionally, we experience in the normal course fluctuations in new unit revenues and bookings due to variability in the timing and size of very large orders, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand.

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

We rely on other companies, including third-party subcontractors and suppliers, to provide and produce conforming raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays, quality issues or other performance problems, we may be unable to meet timely our commitments to our clients or we may incur additional costs to do so. For example, in our new units segment, we rely on third-party suppliers for certain major pieces of equipment that are integrated into our compression packages. These finished goods are commonly referred to as “buyouts,” such as large gas turbines or motors that drive our compressors. Our reliance on third-party suppliers for this equipment exposes us to price risk, the equipment made available, bundling commercial propositions and to delays resulting from a supplier’s failure to deliver the equipment in a sufficiently timely manner to enable us to meet our commitments to our clients.

In addition, in some instances, we may have one, or a very limited number of, sources of supply for a particular material or component.  Any service disruption from one of these suppliers, due to circumstances beyond the supplier’s control or as a result of performance problems,  financial difficulties, limited access or the inability to obtain access to certain products we incorporate in our own offerings as a result of consolidation in our industry, could have a material adverse effect on our ability to meet timely our commitments to our clients, increase our operating costs or limit our ability to offer our solutions to the market.

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

For revenues earned under contracts that are fixed-price in nature, we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices, the availability of labor, equipment and materials and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, cost overruns could have a material adverse impact on our business, financial condition and results of operations.

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

We encounter competition in all areas of our business. The principal differentiators of competition in our markets include price, product performance and quality, product technology, client service, product lead times, global reach, brand reputation, breadth of product line and quality of aftermarket service and support. Our clients increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. Certain clients may be more price sensitive or favor bundling and less receptive to our value proposition of providing the lowest total life cycle costs and minimizing environmental impacts. To remain competitive, we will need to invest continuously in research and development, manufacturing, cost reduction efforts, marketing, client service and support and our sales networks. If we fail to develop and introduce new technologies or make product improvements that are accepted in the marketplace or reduce product costs, our business could be adversely affected.

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

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business globally. For the year ended December 31, 2014, 32% of our net revenue was derived from North America (approximately 93% of which was in the United States), 24% from Europe, 13% from the Middle East and Africa, 15% from Asia Pacific/Southern Asia and 16% from Latin America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;
•	exchange controls that impact our ability to convert currencies;
•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries;
•	civil unrest in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;
•	negative consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits;
•	aging of a highly-skilled work force and difficulty in staffing and managing widespread global operations and field services;
•	adverse labor regulations;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	different regimes controlling the protection of our intellectual property;
•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in certain jurisdictions;
•	restrictions on our ability to repatriate dividends from our subsidiaries;
•	difficulty in collecting international accounts receivable;
•	difficulty in enforcement of contractual obligations;
•	nationalization of owned-assets;
•	unexpected transportation delays or interruptions;
•	changes in regulatory requirements or government programs, including changes to subsidies, tariffs or other programs benefitting our energy generating assets;
•	the burden of complying with multiple and potentially conflicting laws; and
•	changes in governmental energy initiatives and their impact on the need for distributed power, or our ability to secure or renew contract awards.

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

We have various policies that restrict or prohibit sales of our products and services into countries that are subject to various embargoes and sanctions or to countries designated as state sponsors of terrorism. In some cases, these policies are more restrictive than what is required under applicable law. Our policies are consistent with the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expanded sanctions against Iran effective in October 2012 and instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHRA. This policy was effective immediately and applied to all contracts, including those in existence on the effective date of the policy.

The Company’s foreign subsidiaries had no sales of our products and services into countries that are subject to various embargoes and sanctions or to countries designated as state sponsors of terrorism in 2014.

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

The economic and political situation in Venezuela is subject to change. We are exposed to risks of currency devaluation in Venezuela primarily as a result of our bolivar receivable balances and any locally held cash balances included in our net monetary assets.  However, we do not believe any such devaluation would have a material adverse effect on the Company’s financial position.

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

Compliance with conflict minerals rules promulgated by the SEC in August 2012 has and will continue to result in increased costs related to investigations to determine the sources of raw materials used in our products, and to any resulting changes to products, processes or sources of supply.  The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. We rely on the representations of our suppliers, which may not be accurate. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges or potentially an adverse impact on our sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

We maintain a database to measure our monthly and annual safety performance and track our incident rates. Our incident rates help us identify and track accident trends, determine root causes, formulate corrective actions and implement preventive initiatives. We cannot assure you that we will be successful in maintaining or exceeding our clients’ requirements regarding safety performance or that we will not lose the opportunity to bid on certain contracts.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of December 31, 2014, we had approximately 7,900 employees worldwide. Of our employees, approximately 52% are located in the  U.S. Approximately 30% of our employees in the U.S. are covered by collective bargaining agreements including operations in Olean, Painted Post and Wellsville, N.Y., and in Burlington, Iowa. A collective bargaining agreement will expire at our Wellsville facility in August 2015. We have an agreement with the United Brotherhood of Carpenters and Joiners of America whereby we hire skilled trade workers on a contract-by-contract basis in many parts of the U.S. Our contract with the United Brotherhood of Carpenters and Joiners of America can be terminated by either party with 90 days’ prior written notice. Furthermore, approximately 47% of our employees outside of the U.S. belong to industry or national labor unions. Our operations in the following international locations are unionized with agreements negotiated annually: Le Havre, France; Peterborough, UK; Oberhausen and Bielefeld, Germany; Zumaia and Minano, Spain; Kongsberg, Norway; and Naroda, India. Although we believe that our relations with our represented employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Security threats and sophisticated computer crime pose a risk to our information systems, networks, products and services.

We rely upon information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Information system security threats and sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. A failure of or breach in security could expose the Company and our clients and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, relationships with our clients and our business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

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

We are in the process of implementing an Oracle-based information management system across our worldwide operations. We have implemented the system in various locations representing approximately 70% of our business operations based on revenues in 2014. Although the transition to date has proceeded without any material adverse effects, a disruption in the implementation or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash and to access capital. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control, including the creditworthiness or priorities of certain of our customers. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended Credit Facility, under additional or renewed uncommitted lines of credit or otherwise, in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We might be unable to access the full amount of borrowings available under our Amended Credit Facility, which depends in part on the financial condition of the financial institutions participating in our Amended Credit Facility. We might be unable to refinance any of our debt, including our Amended Credit Facility or our Senior Subordinated Notes, on commercially reasonable terms.

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

The Amended Credit Facility also requires us to comply with specified financial ratios and tests, including, but not limited to, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

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

Provisions in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law may discourage a takeover attempt.

Provisions contained in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us. Provisions of our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can, and did on September 21, 2014, authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock, which rights will expire on September 22, 2015, if not sooner. These rights may have the effect of delaying or deterring a change of control of our Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.  These rights are more fully described in Note 1 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Houston, Texas, and Paris, France. The following table describes the material facilities owned or leased by us and our subsidiaries as of December 31, 2014. Each of the material facilities listed below are included in both the new unit and aftermarket parts and services segments.

		Approximate
Location	Status	Square Feet (1)	Type
Le Havre, France	Owned/Leased	1,449,425	Manufacturing and services
Olean, New York	Owned	922,814	Manufacturing and services
Painted Post, New York	Owned	822,252	Manufacturing and services
Santa Barbara, Brazil	Owned	451,920	Manufacturing and services
Wellsville, New York	Owned	396,912	Manufacturing and services
Houston, Texas	Owned	237,000	Manufacturing, warehouse and services
Houston, Texas	Owned/Leased	186,553	Manufacturing and services
Peterborough, United Kingdom	Owned	170,926	Manufacturing and services
Naroda, India	Leased	142,084	Manufacturing and services
Zumaia, Spain	Owned	135,931	Manufacturing and services
Kongsberg, Norway	Leased	121,502	Manufacturing and services
Burlington, Iowa	Owned	114,000	Manufacturing and services
Zumaia, Spain	Leased	91,399	Manufacturing, warehouse and services
Oberhausen, Germany	Owned	75,122	Manufacturing and services
Salem, Virginia	Leased	58,800	Manufacturing and services
Bielefeld, Germany	Owned	30,492	Manufacturing and services

(1)	Amounts include land as well as facilities.

We believe our facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

ITEM 3. LEGAL PROCEEDINGS

The disclosures required in Item 3 are included in Note 15, Commitments and Contingencies (€ and R$ in millions) –  Legal Proceedings, in the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ($ in millions, except per share amounts)

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “DRC”.

2014	High	Low
Three months ended March 31, 2014	$60.52	$51.46
Three months ended June 30, 2014	$63.76	$56.97
Three months ended September 30, 2014	$82.95	$56.79
Three months ended December 31, 2014	$82.38	$76.82

2013
Three months ended March 31, 2013	$63.40	$55.43
Three months ended June 30, 2013	$66.30	$52.75
Three months ended September 30, 2013	$67.38	$59.20
Three months ended December 31, 2013	$63.73	$55.60

As of February 20, 2015, there were 5 holders of record of our common stock.

In accordance with the Merger Agreement, the Company is currently prohibited from declaring, authorizing or paying any dividends. Notwithstanding the Merger Agreement, at December 31, 2014, the amount available to us to pay cash dividends under the more restrictive covenants of our Amended Credit Facility and our indenture governing the Senior Subordinated Notes is limited to $200.0 plus 50% of the net income for the period commencing January 1, 2010, and ending on the last day of the most recently ended fiscal quarter as available cumulatively after previous dividends and certain stock repurchases. Historically, we have not paid dividends, and any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business outlook and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 2014	-		$-	-	$-
November 2014	1,527	(a)	$81.63	-	$-
December 2014	340	(a)	$81.53	-	$-
Total	1,867			-	$-

(a)	These shares were delivered to us as payment of withholding taxes due on the vesting of restricted stock units issued under our 2008 Stock Incentive Plan.

Performance Graph

The following is a line graph comparing the Company’s cumulative, total stockholder return with a general market index (the “S&P 500”) and the PHLX Oil Service Sector Index (“OSX”) of 15 companies in the oil service sector. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in each of Dresser-Rand Group Inc., the S&P 500 and the OSX at the close of trading on December 31, 2009, and assumes the reinvestment of all dividends.

Comparison of Cumulative Total Return

INDEXED RETURNS

	Years Ending
Company / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Dresser-Rand Group Inc.	$100	$135	$158	$178	$189	$259
S&P 500 Index	100	113	113	128	166	185
PHLX Oil Service Sector Index	100	126	111	113	144	108

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.  SELECTED FINANCIAL DATA ($ in millions, except per share amounts)

The following selected financial information as of and for the periods indicated has been derived from our audited consolidated financial statements. You should read the following information together with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes to consolidated financial statements included in Item 15 Exhibits, Financial Statements and Schedules of this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010

Consolidated Statement of Income Data:
Net sales, third parties	$2,811.7	$3,032.6	$2,736.4	$2,311.6	$1,953.6
Cost of sales	2,083.0	2,247.3	2,004.3	1,667.9	1,366.7
Gross profit	728.7	785.3	732.1	643.7	586.9
Selling and administrative expenses	397.1	385.5	365.8	357.4	300.5
Research and development expenses	27.9	38.8	30.4	27.6	23.9
Transaction-related expenses	15.4	-	-	-	-
Fixed asset impairment of cogeneration facilities	-	40.0	-	-	-
Income from operations	288.3	321.0	335.9	258.7	262.5
Interest expense, net	(52.0)	(46.9)	(60.2)	(61.7)	(33.0)
Early redemption premium on debt	-	-	-	(10.1)	-
Other expense, net	(50.7)	(16.6)	-	(3.0)	(13.8)
Income before income taxes	185.6	257.5	275.7	183.9	215.7
Provision for income taxes	61.2	88.2	92.8	62.9	69.0
Net income	124.4	169.3	182.9	121.0	146.7
Net income attributable to noncontrolling interest	(1.7)	(0.9)	(3.9)	(0.2)	-
Net income attributable to Dresser-Rand	$122.7	$168.4	$179.0	$120.8	$146.7
Net income per share:
Basic	$1.60	$2.21	$2.37	$1.56	$1.81
Diluted	$1.59	$2.19	$2.35	$1.54	$1.80

Consolidated Statement of Cash Flow Data:
Cash flows provided by (used in) operating activities	$254.8	$(66.8)	$92.8	$108.1	$375.6
Cash flows used in investing activities	(74.0)	(83.5)	(124.1)	(346.0)	(106.1)
Cash flows (used in) provided by financing activities	(175.3)	232.3	27.2	(53.3)	(68.3)

(1)	Results for the year ended December 31, 2011, include the results of Guascor from the date of acquisition.

	As of December 31,
	2014	2013	2012 (1)	2011 (1)	2010 (1)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$183.4	$190.4	$122.8	$128.2	$420.8
Total assets	3,488.7	3,737.8	3,354.0	3,080.0	2,327.4
Debt:
Current portion of debt	30.1	40.1	35.9	39.3	-
Long-term debt, net of current portion	1,053.6	1,246.9	1,014.9	990.4	370.0
Total debt	1,083.7	1,287.0	1,050.8	1,029.7	370.0
Stockholders' equity	1,306.2	1,301.4	1,094.9	873.0	1,087.3

(1)	Certain amounts have been reclassified to conform with current year presentation.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic or industry downturns;
•	volatility and disruption of the credit markets;
•	our ability to implement our business strategy;
•	delivery delays by third-party suppliers;
•	the risk of cost overruns on fixed price contracts;
•	our ability to comply with local content requirements;
•	payment and administrative delays of certain of our national oil company customers;
•	our ability to generate cash and access capital on reasonable terms;
•	competition in our markets;
•	the variability of bookings and revenues due to volatile market conditions, client subjectivity in placing orders, potential preference for bundling and timing of large orders;
•	failure to integrate, or achieve the expected benefits from, acquisitions, joint ventures or strategic investments;
•	economic, political and other risks associated with our international sales and operations;
•	fluctuations in currency values and exchange rates;
•	loss of our senior management or other key personnel;
•	environmental compliance costs and liabilities and responses to concerns regarding climate change;
•	new regulations relating to “conflict minerals”;
•	failure to maintain safety performance acceptable to our clients;
•	failure to negotiate new collective bargaining agreements;
•	information systems security threats and computer crime;
•	unexpected product claims or regulations;
•	infringement of our intellectual property rights or our infringement of others’ intellectual property rights;
•	difficulties implementing an Oracle-based information management system;
•	certain covenants in our principal debt instruments impose restrictions that may limit our operating and financial flexibility;
•	our brand name may be confused with others;
•	our pension expenses and funding requirements;
•	feed-in tariffs, regulations and replacement of our concessions by a grid system in our energy generating business;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•	the failure to receive, on a timely basis or otherwise, the required approvals by government or regulatory agencies with regard to the Merger Agreement;
•	the failure of the Merger to be completed on a timely basis or at all for any other reason;
•	the risks that our business may suffer as a result of uncertainties surrounding the Merger;
•	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the Merger;
•	the diversion of management’s attention from ongoing business concerns due to the impending Merger transaction;
•	limitations placed on our ability to operate our business under the Merger Agreement;
•	the possibility that costs related to the Merger will be greater than expected;
•	the outcome of any legal proceedings that may be instituted against us or others relating to the Merger Agreement or the Merger; and
•	other factors described in this Form 10-K.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what the impact would be on our results of operations and financial condition. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by applicable law. Further discussion of these and other risk considerations is provided in Item 1A Risk Factors, in this Form 10-K.

Basis of Presentation

The accompanying consolidated financial statements and notes to consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Dresser-Rand Group Inc. and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,”  “Dresser-Rand” and similar terms, refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

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

We are among the largest global suppliers of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power generation, military and other industries worldwide. In addition to oil and gas, our equipment and service solutions are used in the broader energy infrastructure markets, including environmental solutions and distributed power generation.

Our products are used for applications that include oil and gas production and gas lift; high-pressure gas injection and other applications for enhanced oil recovery; natural gas production and processing; gas liquefaction; gas gathering, transmission and storage; hydrogen, wet and coker gas, synthesis gas, carbon dioxide and many other applications for the refining, fertilizer and petrochemical markets; several applications for the armed forces; as well as varied applications for general industrial markets such as paper, steel, sugar and distributed power generation. We are also a supplier of diesel, gas and dual fuel engines that provide customized energy solutions across worldwide energy infrastructure markets based upon reciprocating engine power systems technologies. We service our installed base, and that of other suppliers, around the world through the provision of parts, repairs, overhauls, operation and maintenance, upgrades, revamps, applied technology solutions, coatings, field services, technical support and other extended services. In addition, see Item 1 Business, in this Form 10-K for a description of the markets we serve.

We operate globally with manufacturing facilities in the U.S., France, Spain, UK, Germany, Norway, Brazil and India. We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 33 countries through our  72 sales offices, 51 service and support centers, including seven engineering and research and development centers, and 14 manufacturing locations.

For the years ended December 31, 2014, 2013 and 2012, the percent of revenues by destination were as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues by destination
United States	30%	28%	30%
Canada	2	3	3
Latin America	16	14	16
Europe	24	26	25
Asia-Pacific, Southern Asia	15	17	15
Middle East, Africa	13	12	11
Total revenues	100%	100%	100%

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

Effects of Currency Fluctuations

Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or our subsidiaries enter into a purchase or sales transaction using a currency other than the functional currency (usually local) of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars historically have fluctuated significantly and may continue to do so in the future. The most significant component of our revenues and costs is denominated in U.S. dollars. Euro and Norwegian kroner-related revenues and costs are also significant. Historically, we have engaged in hedging strategies from time to time to reduce the effect of currency fluctuations on specific transactions. However, we have not sought to hedge currency translation risk. We expect to continue to engage in foreign currency hedging strategies going forward, but historically have not attempted to qualify our foreign currency hedges for hedge accounting treatment. Significant declines in the value of the euro and Norwegian kroner relative to the U.S. dollar could have a material adverse effect on our consolidated financial condition and results of operations.

Revenues

Our revenues are primarily generated through the sale of new units and aftermarket parts and services. Revenues are recognized as described in Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

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

Other Expense, Net

Other expense, net includes those items that are non-operating in nature. Examples of items reported as other expense, net are equity in earnings of certain 50% or less owned affiliates and the impact of currency exchange fluctuations.

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

Letters of Credit, Bank Guarantees and Surety Bonds

In the ordinary course of our business, we make use of letters of credit, bank guarantees and surety bonds. We use both performance bonds, ensuring the performance of our obligations under various contracts to which we are a party, and advance payment bonds, which ensure that clients that place purchase orders with us and make advance payments under such contracts are reimbursed to the extent we fail to deliver under the contract. Under the revolving portion of our Amended Credit Facility, we are entitled to have up to $400.0 of letters of credit outstanding at any time, subject to certain conditions. From time to time, we also use letters of credit and bank guarantees issued by banks offering uncommitted lines of credit, which are not limited by the Amended Credit Facility.

Results of Operations

Year ended December 31, 2014, compared to the year ended December 31, 2013:

For the year ended December 31, 2014, the Company achieved net income attributable to Dresser-Rand of $122.7, or $1.59 per diluted share, compared with net income attributable to Dresser-Rand of $168.4, or $2.19 per diluted share for the year ended December 31, 2013. The Company generated operating income of $288.3 in the year ended December 31, 2014, which includes $15.4 of transaction-related expenses, resulting from entering into the Merger Agreement. Operating income for the year ended December 31, 2014, was also reduced by approximately $5.3 of severance cost associated with the suspension of operations at six of the Company’s cogeneration facilities in Spain, as well as the consolidation of operations in Germany. The latter part of 2014 was especially challenging for the Company. The decline in oil prices had a significant impact on both new unit and aftermarket bookings. Aftermarket bookings were strong in the three months ended December 31, 2014, but more than half of the fourth quarter bookings came in December which precluded manufacturing, shipping and converting those orders to revenues in the period. The lower than expected new unit bookings and the delayed aftermarket bookings also contributed to lower cost absorption due to the lower volume of work in our factories. Net income attributable to Dresser-Rand for the year ended December 31, 2014, was also reduced by approximately $11.7 associated with the Company’s acquisition of Ramgen, which consists of a loss of $18.3 related to writing down its previously owned interest and a gain of $6.6 associated with the excess of the fair value of the assets acquired over the consideration paid.  In 2013, the Company was required to record the impact of the previously disclosed Spanish regulation which resulted in suspending operations of its energy assets in Spain.  This resulted in reduced net income and diluted earnings per share of $62.1 and $0.81, respectively, for the year ended December 31, 2013.

Restructuring

On February 25, 2015, subsequent to the end of fiscal 2014, the Company’s Board of Directors approved a series of actions intended to improve operating performance. The Company has announced a planned reduction in workforce of approximately 8%, which covers its world-wide operations, and associated overhead costs from the different support disciplines. The announced actions include reduced overhead through the optimization of the Company’s workforce and non-cash charges (impairment and/or accelerated depreciation and amortization) related to the restructuring or disposal of certain assets.  The Company currently estimates the overall pre-tax costs of the program at approximately $50.0. These strategic initiatives originate from the Company’s efforts to identify opportunities to strengthen its value proposition, increase operational efficiencies, and improve financial performance.  We will begin initiating the announced actions in the first quarter of 2015 and expect to complete the actions by the end of 2015.

The amount of the restructuring charge noted above is an estimate, and the actual charges may vary materially based on various factors, including but not limited to the following: the timing of final asset dispositions; level of employee terminations; factors relating to real estate, such as sale proceeds and other related expenses; and changes in management’s assumptions.

	Year Ended	% of	Year Ended	% of
	December 31, 2014	Revenue	December 31, 2013	Revenue
Consolidated Statement of Operations Data:
Revenues	$2,811.7	100.0%	$3,032.6	100.0%
Cost of sales	2,083.0	74.1	2,247.3	74.1
Gross profit	728.7	25.9	785.3	25.9
Selling and administrative expenses	397.1	14.1	385.5	12.7
Research and development expenses	27.9	1.0	38.8	1.3
Transaction-related expenses	15.4	0.5	-	0.0
Fixed asset impairment of cogeneration facilities	-	0.0	40.0	1.3
Income from operations	288.3	10.3	321.0	10.6
Interest expense, net	(52.0)	(1.8)	(46.9)	(1.5)
Other expense, net	(50.7)	(1.8)	(16.6)	(0.5)
Income before income taxes	185.6	6.6	257.5	8.5
Provision for income taxes	61.2	2.2	88.2	2.9
Net income	124.4	4.4	169.3	5.6
Net income attributable to noncontrolling interest	(1.7)	(0.2)	(0.9)	(0.1)
Net income attributable to Dresser-Rand	$122.7	4.4%	$168.4	5.6%
Bookings	$2,763.2		$2,941.4
Backlog - ending	$2,701.0		$2,849.0

Revenues.   Revenues were $2,811.7 for the year ended December 31, 2014, compared to $3,032.6 for the year ended December 31, 2013, a decrease of $220.9 or 7.3%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. Prior to the three months ended December 31, 2014, however, the industry reacted in a more measured manner to reduced oil prices and we had not experienced a strong direct correlation of short-term volatility in oil prices to our quarterly or annual financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue in future periods, the timing of such effect on our quarterly or even annual revenues may not have been strongly correlated because of the generally long lead times required to engineer, manufacture and test new equipment before delivery, the recent quarter’s decrease in oil prices has had a more pronounced effect. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Based on factors such as measures of labor hours and purchases from suppliers, revenues decreased due to lower volume during the year ended December 31, 2014.  Aftermarket bookings were strong in the three months ended December 31, 2014, but as a result of the precipitous drop in oil prices, more than half of the fourth quarter bookings came in December which precluded converting those orders to revenues in the period. We  also have been impacted by previous delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications. Revenues were also negatively impacted by the closure of our cogeneration facilities in Spain.  The Spanish government published a ministerial order on June 20, 2014, that reflects an approximate 38% reduction in the tariffs payable with respect to power sales from these facilities.  In connection with the order being issued, the reduction of the tariffs and the suspension of operations at the facilities, revenues for the year ended December 31, 2014, were lower by approximately $106.0.  An adverse translation impact of foreign currency fluctuations of approximately $41.2, resulting from a stronger U.S. dollar versus the euro, Norwegian kroner and Brazilian real, also contributed to the decrease in revenues. The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $98.1 for the year ended December 31, 2014.

Cost of sales.  Cost of sales was $2,083.0 for the year ended December 31, 2014, compared to $2,247.3 for the year ended December 31, 2013.  As a percentage of revenues, cost of sales was 74.1% for both the years ended December 31,

2014 and 2013.    A favorable mix impact resulting from the closure of the Company’s low margin Spanish cogeneration facilities were partially offset by a change in the asset retirement obligations associated with the plant closures and lower operating leverage on fixed costs as a result of lower volumes.

Gross profit.  Gross profit was $728.7 for the year ended December 31, 2014, compared to $785.3 for the year ended December 31, 2013.  As a percentage of revenues, gross profit was 25.9% for both the years ended December 31, 2014 and 2013.

Selling and administrative expenses.  Selling and administrative expenses were $397.1 for the year ended December 31, 2014, compared to $385.5 for the year ended December 31, 2013.  The increase in selling and administrative expenses was generally the result of cost inflation and severance cost of approximately $5.3 associated with the suspension of operations at six of our cogeneration facilities in Spain, as well as the consolidation of operations in Germany.  As a percentage of revenues, selling and administrative expenses increased to 14.1% from 12.7%.

Research and development expenses.  Research and development expenses for the year ended December 31, 2014, were $27.9 compared to $38.8 for the year ended December 31, 2013.   The decline in research and development expenses is the result of changing expenditure profiles within major programs as they near market release. We continue to effectively execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea and supersonic compression, LNG, LNGoTM,  steam turbines and reciprocating engines.

Transaction-related expenses.  Transaction-related expenses were $15.4 for the year ended December 31, 2014.  The pending Merger is discussed more fully in Note 1, Business Activities, in our notes to consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

Fixed asset impairment of cogeneration facilities. The Spanish government published a ministerial order on June 20, 2014, that reflected a reduction in existing tariffs of approximately 38%, which was retroactive to July 2013. The enacted order was issued in draft form in February 2014 and is an implementation order of a law that was passed in 2013.  The 2013 law did not have sufficient specificity to reasonably estimate the change in the tariff without the further order, but did provide that the existing tariffs would be paid on a provisional basis until the order was issued.  Before the initial draft was issued, the Company was unable to evaluate the impact of the new law as the implementation regulation had not been issued, and therefore did not believe that assets would be impaired. Once the initial draft was issued in late February 2014, the Company determined that operating the cogeneration facilities would not be economical under the reduced tariff level and decided to close the facilities.  Because the initial draft related to the 2013 law, the Company recorded the resulting impairment charge of $40.0 in the three months ended December 31, 2013.

Income from operations.  Income from operations was $288.3 for the year ended December 31, 2014, compared to $321.0 for the year ended December 31, 2013, a decrease of $32.7 or 10.2%.  As a percentage of revenues, income from operations for the year ended December 31, 2014, was 10.3%, compared to 10.6% for the year ended December 31, 2013.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $52.0 for the year ended December 31, 2014, compared to $46.9 for the year ended December 31, 2013.  In September 2013, Enviroil Italia, S.p.A (“Enviroil”), an affiliate of the Company, entered into a settlement agreement in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed, resulting in a reduction in interest expense for 2013 of $6.5.  The increase in interest expense is partially offset by higher interest income for the year ended December 31, 2014, due to higher average interest-bearing cash balances.

Other expense, net.  Other expense, net was $50.7 for the year ended December 31, 2014, compared to other expense, net of $16.6 for the year ended December 31, 2013.  Other expense, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.  Foreign currency losses for the year ended December 31, 2014, were $20.4 higher than those for the year ended December 31, 2013, principally as a result of a strengthening U.S. dollar.  A substantial portion of these losses are associated with economic hedges that have not qualified as accounting hedges, and are expected to be recovered in future periods when the hedged transactions are executed.  On August 8, 2014, the Company consummated the agreement to acquire financial control of Ramgen, an entity in which the Company held a 42.2% equity interest immediately preceding the acquisition date.  Because the business combination was achieved in stages, the Company re-measured its previously held equity interest in Ramgen at its acquisition-date fair value and recognized the resulting loss of $18.3 in other expense, net.  The Company has a history of bringing new products to market and as a result of its ability and commitment to continue pursuit of commercialization of the supersonic compressor, was able to negotiate a purchase price for which the fair value of identifiable assets acquired exceeded the fair value of the consideration transferred.  As a result, the Company recorded the fair value of the assets acquired in excess of the fair value of the consideration paid of $6.6 as a gain in other expense, net.  The acquisition of Ramgen is discussed more fully in Note 3, Acquisitions and Other Investments, in the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.  Other expense, net for the year ended December 31, 2013, was impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  A summary of the major components of other expense, net is included in Note 19 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

Provision for income taxes.  Provision for income taxes was $61.2 for the year ended December 31, 2014, and $88.2 for the year ended December 31, 2013. The effective tax rate for 2014 was 33.0% compared to 34.2% for 2013.  Our estimated income tax provisions for the years ended December 31, 2014 and 2013, generally differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The decrease in the effective tax rate for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is principally due to a change in the mix of foreign earnings and incremental benefits of foreign tax credits. The Company was able to benefit from previously unrecognized foreign tax credits. The total impact of these items reduces the effective tax rate for the year ended December 31, 2014, by approximately 5.1 percentage points.

On August 8, 2014, the Company acquired Ramgen, an entity in which the Company held an equity interest immediately preceding the acquisition date.  The acquisition of Ramgen is discussed more fully in Note 3 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.  The net pre-tax loss recognized on the Ramgen acquisition which is included in other expense, net in the consolidated financial statements, reduced the effective tax rate for the year ended December 31, 2014, by 1.4 percentage points.

This decrease is offset by an increased amount of net operating losses in certain foreign countries, for which we could not record benefits under U.S. GAAP, thus increasing the effective tax rate by approximately 3.3 percentage points.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the “look through” exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the year ended December 31, 2013 as a discrete event. The look through exemption for foreign earnings provisions and the research and experimentation credit was extended in the fourth quarter of 2014.  The impact of the 2013 retroactive extension of these provisions caused an increase in the 2014 effective tax rate of approximately 1.7 percentage points as compared to the 2013 effective tax rate.

During the year ended December 31, 2014, our Luxembourg subsidiary paid a dividend from its current earnings to the U.S. of $14.9, generating U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $7.1. The impact of these credits and related reserves on the effective tax rate for the year ended December 31, 2014, is a benefit of 3.0%. In June 2014, the Company decided to change its assertion with respect to the unremitted earnings of its Indian subsidiary and paid a cash dividend to the U.S. This change in management philosophy was due to the restrictive Indian exchange control laws prohibiting certain business uses of the cash being generated in India. The tax impact of this change in assertion and dividend paid resulted in a net tax benefit of approximately $0.8.

During the year ended December 31, 2013, our Luxembourg subsidiary paid a dividend from current earnings to the U.S. parent company of $47.5, generating U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $10.6.  The impact of these credits and related reserves on the effective tax rate for the year ended December 31, 2013, was a benefit of 3.4%.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  Had this amount been deductible, our effective tax rate would have been 0.4% lower for the year ended December 31, 2013.

Certain foreign subsidiaries are operating under tax holiday arrangements that began expiring during 2014, subject to potential extensions.  For the years ended December 31, 2014 and 2013, the impact of these tax holiday arrangements lowered income tax expense by $7.6  ($0.10 per diluted share) and $9.1  ($0.12 per diluted share), respectively.

Except for earnings of our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary remitted in 2014 and 2013, management has decided to indefinitely reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any indefinitely reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.  As of December 31, 2014, the Company has accumulated undistributed foreign earnings of approximately $431.9.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the year ended December 31, 2014, were $2,763.2 compared to $2,941.4 for the year ended December 31, 2013, a decrease of $178.2 or 6.1%. The decline in oil prices in the three months ended December 31, 2014, had a significant impact on bookings as clients delayed the placement of expected new unit orders and slowed the placement of aftermarket orders in the September to November period but significantly increased order levels in December.  In addition, due to closing of the Spanish cogeneration plants, our 2014 aftermarket bookings are lower by approximately $106.0.  The decrease in bookings was partially offset by an increase in aftermarket parts orders, particularly in the U.S. and Latin America. Backlog was $2,701.0 at December 31, 2014, compared to $2,849.0 at December 31, 2013.

Segment Analysis —  year ended December 31, 2014, compared to the year ended December 31, 2013:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
Revenues
New units	$1,419.9	50.5%	$1,524.1	50.3%
Aftermarket parts and services	1,391.8	49.5%	1,508.5	49.7%
Total revenues	$2,811.7	100.0%	$3,032.6	100.0%
Gross profit
New units	$220.9		$250.3
Aftermarket parts and services	507.8		535.0
Total gross profit	$728.7		$785.3
Income from operations
New units	$111.5		$140.3
Aftermarket parts and services	299.4		295.7
Unallocated	(122.6)		(115.0)
Total income from operations	$288.3		$321.0
Bookings
New units	$1,233.0		$1,331.3
Aftermarket parts and services	1,530.2		1,610.1
Total bookings	$2,763.2		$2,941.4
Backlog - ending
New units	$1,911.7		$2,187.7
Aftermarket parts and services	789.3		661.3
Total backlog	$2,701.0		$2,849.0

New Units

Revenues.  Revenues for this segment were $1,419.9 for the year ended December 31, 2014, compared to $1,524.1 for the year ended December 31, 2013, a decrease of $104.2 or 6.8%.  The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Year ended December 31, 2014, compared to the year ended December 31, 2013.  Based on factors such as measures of labor hours and purchases from suppliers, volumes decreased during the year ended December 31, 2014, principally as a result of the timing issues discussed in the section referenced above.  Specifically, we have been impacted by previously announced delays by the Company’s end-user clients in placing equipment orders for major projects, mostly for upstream applications and, in particular, following the sudden drop in oil prices during the second half of the year. An adverse translation impact of foreign currency fluctuations of approximately $21.5, resulting from a stronger U.S. dollar, also contributed to the decrease in revenues. The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $98.1 for the year ended December 31, 2014.

Gross profit.  Gross profit was $220.9 for the year ended December 31, 2014, compared to $250.3 for the year ended December 31, 2013.  Gross profit, as a percentage of segment revenues, was 15.6% for the year ended December 31, 2014, compared to 16.4% for the year ended December 31, 2013.  We experienced decreased gross profit as a percentage of sales in our new units segment primarily due to reduced operating leverage on fixed costs as a result of lower volumes.

Income from operations.  Income from operations was $111.5 for the year ended December 31, 2014, compared to $140.3 for the year ended December 31, 2013.  As a percentage of segment revenues, income from operations was 7.9% for the year ended December 31, 2014, compared to 9.2% for the year ended December 31, 2013.  Income from operations as a percentage of revenues decreased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the year ended December 31, 2014, were $1,233.0 compared to $1,331.3 for the year ended December 31, 2013.  The decrease in bookings is primarily a result of the timing issues discussed above in the Revenues caption in the section titled Year ended December 31, 2014, compared to the year ended December 31, 2013. Backlog was $1,911.7 at December 31, 2014, compared to $2,187.7 at December 31, 2013.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $1,391.8 for the year ended December 31, 2014, compared to $1,508.5 for the year ended December 31, 2013, a decrease of $116.7 or 7.7%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. Aftermarket bookings were strong in the three months ended December 31, 2014, but as a result of the precipitous drop in oil prices, more than half of the fourth quarter bookings came in December which precluded converting those orders to revenues in the period. The decrease in revenues for the year ended December 31, 2014, is also attributable to the closure of our cogeneration facilities in Spain.  In connection with the closure of the six cogeneration plants as discussed above, our 2014 revenues were lower by approximately $106.0.  An adverse translation impact of foreign currency fluctuations of approximately $19.7, resulting from a stronger U.S. dollar, also contributed to the decrease in revenues.

Gross profit.  Gross profit was $507.8 for the year ended December 31, 2014, compared to $535.0 for the year ended December 31, 2013.  Gross profit as a percentage of segment revenues for the year ended December 31, 2014, of 36.5% increased from 35.5% for the year ended December 31, 2013.  Gross profit as a percentage of revenues increased principally due to the closure of our Spanish cogeneration facilities, which historically have generated relatively low margins, and higher parts margins, partially offset by lower operating leverage on fixed costs caused by lower volumes and severance cost associated with the closure of operations at six of the Company’s cogeneration facilities in Spain.

Fixed asset impairment of cogeneration facilities. The Spanish government published a ministerial order on June 20, 2014, that reflected a reduction in existing tariffs of approximately 38%, which was retroactive to July 2013. The enacted order was issued in draft form in February 2014 and is an implementation order of a law that was passed in 2013.  The 2013 law did not have sufficient specificity to reasonably estimate the change in the tariff without the further order, but did provide that the existing tariffs would be paid on a provisional basis until the order was issued.  Before the initial draft was issued, the Company believed there would not be a material change in the tariff, and therefore did not believe that assets would be impaired. Once the initial draft was issued, the Company determined that operating the cogeneration facilities would not be economical under the reduced tariff level and decided to suspend operations at the facilities.  Because the initial draft related to the 2013 law, the Company recorded the resulting impairment charge of $40.0 in the three months ended December 31, 2013.

Income from operations.  Income from operations was $299.4 for the year ended December 31, 2014, compared to $295.7 for the year ended December 31, 2013.  As a percentage of segment revenues, income from operations increased to 21.5% for the year ended December 31, 2014, from 19.6% for the year ended December 31, 2013.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above, and were partially offset by less operating leverage on fixed selling and administrative costs caused by lower volumes.

Bookings and backlog.   Bookings for the year ended December 31, 2014, were $1,530.2, compared to $1,610.1 for the year ended December 31, 2013. The decrease in bookings for the year ended December 31, 2014, is primarily attributable to the cessation of operations at our six cogeneration facilities in Spain.  In connection with the change in the tariffs reflected in the Spanish ministerial order discussed above, our 2014 bookings are lower by approximately $106.0. Bookings during the year ended December 31, 2013, also included a large long-term service agreement to provide energy in Brazil. The decrease in bookings was partially offset by an increase in aftermarket parts orders, particularly in the U.S. and Latin America. Backlog was $789.3 at December 31, 2014, compared to $661.3 at December 31, 2013.

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

Revenues.   Revenues were $3,032.6 for the year ended December 31, 2013, compared to $2,736.4 for the year ended December 31, 2012, an increase of $296.2 or 10.8%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. On a quarterly or annual basis, however, there is typically not a direct correlation of short-term volatility in these factors to our periodic financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level will tend to have a corresponding overall effect on our revenue in future periods, the timing of such effect on our quarterly or even annual revenues is not directly correlated because of the generally long lead times required to engineer, manufacture and test new equipment before delivery. Furthermore, the highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Nevertheless, based on factors such as measures of labor hours and purchases from suppliers, revenues increased due to higher volume during the year ended December 31, 2013, as a result of the timing issues discussed above.  Price increases in the aftermarket parts and services segment also contributed incremental revenues, albeit to a much lesser extent.  These increases were partially offset by negative impacts from our six cogeneration facilities in Spain which we acquired in our acquisition of Guascor.  The Spanish government published a draft regulation at the end of January 2014 that reflects a reduction in the tariffs of approximately 37%, which was finalized in June 2014 and was retroactive to July 2013.  In connection with the regulation being issued, 2013 revenues are lower by approximately $23.7 as a result of the retroactive reduction of the tariffs which partially offsets the overall increase in revenues.  An adverse translation impact of foreign currency fluctuations of approximately $28.5, resulting from a stronger U.S. dollar, also partially offset the increase in revenues.  The increase in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $175.7 for the year ended December 31, 2013.

Cost of sales.  Cost of sales was $2,247.3 for the year ended December 31, 2013, compared to $2,004.3 for the year ended December 31, 2012.  As a percentage of revenues, cost of sales was 74.1% for the year ended December 31, 2013, compared to 73.2% for the year ended December 31, 2012.   The increase in cost of sales as a percentage of revenues from the year ended December 31, 2012, to the year ended December 31, 2013, was partially the result of a shift in mix from our aftermarket segment to our new units segment.  A shift in the mix of projects within the new units segment also contributed to higher cost of sales as a percentage of revenues.  The change in the tariffs reflected in the Spanish regulation discussed above contributed approximately 0.5% to the increase in cost of sales as a percentage of revenues.  These factors were partially offset by improved operating leverage on fixed costs from higher volumes.

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

Fixed asset impairment of cogeneration facilities. In view of the change in the tariffs reflected in the Spanish regulation discussed above, we have closed the operations at our six cogeneration facilities.

The Spanish regulation was a clarification of a law that was passed in 2013, as the law did not have sufficient specificity to reasonably estimate the tariff at that time.  Subsequently, as a result of the reduced tariff we believe an impairment triggering event occurred in 2013 and recorded an impairment charge of $40.0 in 2013 to reduce the value of the property, plant and equipment.  At the time of the acquisition, we did not record any specific intangible assets related to the cogeneration facilities.

Income from operations.  Income from operations was $321.0 for the year ended December 31, 2013, compared to $335.9 for the year ended December 31, 2012, a decrease of $14.9 or 4.4%.  As a percentage of revenues, income from operations for the year ended December 31, 2013, was 10.6%, compared to 12.3% for the year ended December 31, 2012.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.  The change in tariffs reflected in the Spanish regulation reduced income from operations as a percentage of sales by approximately 0.6%.  The fixed asset impairment charge reduced operating income as a percentage of sales by approximately 1.3%.

Interest expense, net.  Interest expense, net was $46.9 for the year ended December 31, 2013, compared to $60.2 for the year ended December 31, 2012.  Near the end of 2012, we settled a dispute with a former non-controlling equity holder of one of our subsidiaries.  For the year ended December 31, 2012, interest cost associated with the dispute was estimated and accrued at a higher interest rate than the interest rate ultimately agreed to be paid over the remaining term of the note.  Interest cost for the year ended December 31, 2013, included the lower negotiated rate which lowered interest expense.  In addition, Enviroil, entered into a settlement agreement in September 2013, in which the counterparty agreed to waive sanctions, interest and other related costs that the counterparty had previously claimed, and the Company had previously accrued.  Accordingly, upon entering into the settlement agreement, the interest portion of this accrual was reversed in 2013, resulting in a reduction in interest expense of $6.5.  The remaining component of the Enviroil settlement was paid by the sellers of Guascor directly to the counterparty pursuant to an indemnification agreement in the three months ended December 31, 2013.

Other expense, net.  Other expense, net was $16.6 for the year ended December 31, 2013, compared to other expense, net of $0.0 for the year ended December 31, 2012.  Other expense, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.  The change in other expense, net is principally the result of losses on equity method investments and foreign currency fluctuations for the year ended December 31, 2013.  Other expense, net was also impacted by the devaluation of the Venezuelan bolivar on February 8, 2013.  As a result of this devaluation, the Company recorded a non-deductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  A summary of the major components of other expense, net is included in Note 19 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

Provision for income taxes.  Provision for income taxes was $88.2 for the year ended December 31, 2013, and $92.8 for the year ended December 31, 2012. The effective tax rate for 2013 was 34.2% compared to 33.7% for 2012.  Our estimated income tax provisions for the years ended December 31, 2013 and 2012, result in effective rates that differ from the U.S. federal statutory rate of 35% principally because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, partially offset by state and local income taxes, and valuation allowances on net operating loss carryforwards that more-likely-than-not will not be realized.  We will adjust the valuation allowances in the future if and when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

The change in the tariffs reflected in the Spanish regulation discussed above results in a deferred tax asset which more-likely-than-not will not be realized, and we have recorded a valuation allowance against the deferred tax asset which has increased the effective tax rate for the year ended December 31, 2013, by 5.0%.

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

Certain foreign subsidiaries in Brazil and India are operating under tax holiday arrangements that will expire during 2014 and 2015, respectively, subject to potential extensions.  For the years ended December 31, 2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $9.1 ($0.12 per diluted share) and $2.1 ($0.03 per diluted share), respectively.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the year ended December 31, 2013, were $2,941.4 compared to $3,162.8 for the year ended December 31, 2012, a decrease of $221.4 or 7.0%. The Company believes that the decrease in bookings is due to (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints being experienced by our end-user clients and their third-party contractors.  In addition, in view of the change in the tariffs reflected in the Spanish regulation discussed above, our 2013 aftermarket bookings are lower by approximately $23.7 related to the retroactive reduction of the tariffs.  Backlog was $2,849.0 at December 31, 2013, compared to $2,946.0 at December 31, 2012.

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

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $1,508.5 for the year ended December 31, 2013, compared to $1,434.8 for the year ended December 31, 2012, an increase of $73.7 or 5.1%. Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. During the year ended December 31, 2013, the Company experienced aftermarket growth in most geographic segments, but particularly in Europe and Latin America, resulting in higher volumes.  In view of the change in the tariffs reflected in the Spanish regulation discussed above, our 2013 revenues are lower by approximately $23.7 related to the retroactive reduction of the tariffs, which partially offsets the overall increase in revenues.  An adverse translation impact of foreign currency fluctuations of approximately $19.3, resulting from a stronger U.S. dollar, partially offset the increase in revenues.

Gross profit.  Gross profit was $535.0 for the year ended December 31, 2013, compared to $516.2 for the year ended December 31, 2012.  Gross profit as a percentage of segment revenues for the year ended December 31, 2013, of 35.5% decreased from 36.0% for the year ended December 31, 2012.  Gross profit as a percentage of revenues declined by approximately 0.9% because of the change in the tariffs reflected in the Spanish regulation discussed above which was substantially offset by mix, operating leverage and price increases.

Fixed asset impairment of cogeneration facilities. As a result of the change in the tariffs reflected in the Spanish regulation discussed above, we have closed the operations at our cogeneration facilities in Spain.

The regulation is a clarification of a law that was passed in 2013 as the law did not have sufficient specificity to reasonably estimate the tariff.  Consequently, we believe an impairment triggering event occurred in 2013 and have recorded an impairment charge of $40.0 in 2013 to reduce the value of the property, plant and equipment.  At the time of the acquisition, we did not record any specific intangible assets related to the cogeneration facilities.

Income from operations.  Income from operations was $295.7 for the year ended December 31, 2013, compared to $323.2 for the year ended December 31, 2012.  As a percentage of segment revenues, income from operations decreased to 19.6% for the year ended December 31, 2013, from 22.5% for the year ended December 31, 2012.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the reasons discussed above.  The change in tariffs in the Spanish legislation and the related impairment reduced operating income as a percentage of revenues for the years ended December 31, 2013 and 2012, by 1.2% and 2.6%, respectively.

Bookings and backlog.   Bookings for the year ended December 31, 2013, were $1,610.1, compared to $1,532.8 for the year ended December 31, 2012. The $77.3 or 5.0% increase from December 31, 2012, to December 31, 2013, is principally attributable to booking fifteen months of a large long-term service agreement to provide energy in Brazil in accordance with our bookings policy. The retroactive change in the tariffs reflected in the Spanish regulation discussed above reduced 2013 aftermarket bookings by approximately $23.7, which partially offset the increase in bookings. Backlog was $661.3 at December 31, 2013, compared to $575.4 at December 31, 2012.

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2014, we had cash and cash equivalents of $183.4 and the ability to borrow $653.6 under the $1,160.5 revolving portion of our Amended Credit Facility, as $72.8 was used for outstanding letters of credit and $434.1 of borrowings was outstanding.  In addition to these letters of credit, $264.4 of letters of credit and bank guarantees were outstanding at December 31, 2014, which were issued by banks offering uncommitted lines of credit.  At December 31, 2014, we were in compliance with our debt covenants.  Our more significant debt covenants are described in Note 11 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

As of December 31, 2014, approximately $174.5 of our cash was held outside of the U.S.  Except for approximately $7.9 of cash held by our Venezuelan subsidiary, there are no legal restrictions regarding repatriation from any of the countries outside of the U.S. where we have cash; however, as of December 31, 2014, approximately $148.7 of our cash is not available for general corporate use in the U.S. because such cumulative earnings have been indefinitely reinvested in foreign countries or foreign markets. Except for earnings of our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary remitted in 2014 and 2013, discussed in Note 10 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules, we have no other plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If additional foreign funds are needed for our operations in the U.S., we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S.

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

Sources and Uses of Liquidity

Net cash provided by operating activities for the year ended December 31, 2014, was $254.8, compared to net cash used in operating activities of $66.8 for the year ended December 31, 2013. The increase in cash provided by operations in the year ended December 31, 2014, is principally the result of a modest reduction in our investment in working capital for the year ended December 31, 2014, compared to the significant increase in working capital for the year ended December 31, 2013.  Accounts receivable decreased for the year ended December 31, 2014, as a result of timely cash collections from clients.  Accounts payable and accruals decreased for the year ended December 31, 2014, principally as a result of the timing of payments.  Higher customer advances are attributable to a higher percentage of business with large independent oil company clients.  In addition, we made $15.0 of minimum required pension contributions in the year ended December 31, 2014, compared to $21.6 in the year ended December 31, 2013, in accordance with our funding policy.

Net cash used in investing activities was $74.0 for the year ended December 31, 2014, compared to $83.5 for the year ended December 31, 2013.   Capital expenditures decreased to $58.0 for the year ended December 31, 2014, from $82.6 for the year ended December 31, 2013.    During the six months ended June 30, 2014, we loaned $18.6 to Bethel Holdco, LLC (“Bethel”), which is constructing a CAES facility in Texas, and $2.1 to Gaelectric CAES NI Ltd, a CAES project in its initial stages of development.  We also invested an additional $3.5 in Echogen during the year ended December 31, 2014, as compared to total additional investments of $13.4 in Bethel, Echogen and Ramgen for the year ended December 31, 2013.  The Bethel loan receivable and the additional investments in Echogen are discussed more fully in Note 3 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

Net cash used in financing activities was $175.3 for the year ended December 31, 2014, compared to net cash provided by financing activities of $232.3 for the year ended December 31, 2013.  Included in net cash used in financing activities for the year ended December 31, 2014, are $1,016.0 of borrowings to fund operating cash flows and $1,192.2 of repayments on the Company’s prior credit facility and the Amended Credit Facility.  Additional borrowings on the Amended Credit Facility during the year ended December 31, 2013, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $3.3 at December 31, 2014, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

We provide a range of benefits to employees and retired former employees, including pensions, post-retirement, post-employment and healthcare benefits. We have considered the impact of the provisions of the Patient Protection and Affordable Care Act (“PPACA”) on our post-retirement medical benefit plans as of December 31, 2014.  Although there are a number of aspects of the PPACA that could affect our plans, none of these provisions have had a measurable impact on our post-retirement medical benefit plan liabilities.

In the aggregate, our pension plans at December 31, 2014, were unfunded by approximately $83.1.  We contributed approximately $15.0 and $21.6 to our plans in 2014 and 2013, respectively, and currently project that we will contribute approximately $3.9 to our plans in 2015.

In 2014, the Company amended its U.S. defined benefit pension plans related to lump sum benefit eligibility, and began notifying certain former employees of the Company’s offer to pay those employees’ vested pension benefit in a lump sum.  The Company offered the one-time voluntary lump sum payout in an effort to reduce its long-term pension obligations, administration costs, premiums and ongoing annual pension expense.  The Company made payments during 2014 of approximately $12.9 to former employees who accepted the offer by the deadline.  These payments were funded from existing pension plan assets and reduced the Company’s total qualified pension plan liabilities by $16.5.  Settlement accounting was not required as the total lump sum payments during 2014 were below the minimum settlement accounting thresholds for the plans.

Our total other post-retirement benefit liability of $16.2, consisting primarily of healthcare and life insurance benefits, is not funded and is described in Note 13 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

The asset allocations of our pension plans by asset category as well as our investment objectives and fair value measurement categorizations are described in Note 12 to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

Contractual Obligations (€ in millions)

The following is a summary of our significant estimated future contractual obligations, including amounts relating to the operating lease mentioned below, by year as of December 31, 2014:

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$1,083.7	$30.1	$41.3	$634.3	$378.0
Interest	154.4	24.3	48.8	48.8	32.5
Pension and postemployment benefits	273.6	24.4	50.7	54.4	144.1
Operating lease obligations	69.7	18.7	27.4	10.5	13.1
Total	$1,581.4	$97.5	$168.2	$748.0	$567.7

On December 28, 2007, the Company executed a lease transaction including a committed line of credit of up to €23.0 (approximately $27.8) that was used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010, and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is determined by reference to the EURIBOR Rate plus an applicable margin. At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payments under the terms of the lease.

The Company has entered into an interest rate swap agreement to minimize the economic impact of fluctuations in interest rates on the Facility lease. The interest rate swap and the lease are more fully described in Notes 14 and 15 to the consolidated financial statements, respectively, included herein in Item 15 Exhibits, Financial Statements and Schedules.

On February 12, 2015, the initial base term of the Company’s lease of the Facility expired and was terminated. On the same day, (i) the Company’s interest rate swap agreement utilized to minimize the economic impact of fluctuations in interest rates on the lease expired, and (ii) the Company purchased the Facility for approximately €23.1 (approximately $26.1).

Critical Accounting Policies

Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in this
Form 10-K in Item 15 Exhibits, Financial Statements and Schedules, includes a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements. The following summarizes what we believe are the critical accounting policies and methods we use:

Revenue recognition —We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery of the product or service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either any required client acceptance has been obtained (or such provisions have lapsed) or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The amount of revenue related to any contingency is not recognized until the contingency is resolved.

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

It is uncommon for the Company to have material contract scope adjustments that impact the selling price for specific units of accounting that would result in material changes in the allocation of the selling price.  In the event of such an adjustment, we apply the change in the allocation of the selling price to the units of accounting that are not yet delivered.  As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices in subsequent periods.  Historically, there have been no material impacts, nor do we currently expect material impacts in the next twelve months, on our revenue recognition due to changes in our VSOE, TPE or ESP.

Percentage of completion contracts

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

At least quarterly, significant projects are reviewed in detail by senior management. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in Item 1A Risk Factors, in this Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

We estimate the future costs and estimated gross profit that will be incurred related to sales arrangements to determine whether any arrangement will result in a loss. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers.

We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified.  The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated.  These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements.  During 2014, 2013 and 2012, we did not record any material provisions for estimated losses on uncompleted contracts.

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

Tax regulations may require items of income and expense to be included in the tax return that are not reflected in the current year’s consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense, which is recognized over different periods in the income tax return and the consolidated financial statements. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. We establish valuation allowances for our deferred tax assets when it is more-likely-than-not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which the related tax payment has been deferred or an expense for which we have already taken a deduction on the income tax return, but has not yet been recognized as expense in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in income tax returns.

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

A 1% change in the medical cost trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2014:

	1% Increase	1% Decrease
Effect on total post-retirement benefit expense	$0.1	$(0.1)
Effect on post-retirement benefit liability	1.4	(1.2)

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

Goodwill, other intangible assets and fixed assets — We have significant goodwill, other intangible assets  and fixed assets on our consolidated balance sheet. The valuation and classification of these assets and the assignment of depreciation and amortization lives involves significant judgments and the use of estimates. The testing of these assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. We believe that our estimates and assumptions used are reasonable. Changes in business conditions could potentially require future adjustments to these valuations.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test described below.  If the Company believes that, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is performed.  Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for a quantitative impairment test of goodwill for a reporting unit.

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

The Company chose not to perform a qualitative analysis, but rather utilized a quantitative impairment test for its reporting units.  The first step of the quantitative test involves comparing the fair value of each of the Company’s reporting units with its carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a second step is performed.  The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

In the quantitative test, the Company determines the fair value of its reporting units by weighting the results from the income approach (discounted cash flow method) and the market approach (guideline public company method).  Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions.  Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital, future market conditions and comparable multiples from publicly traded companies in our industry, among others.  The Company believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.  Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Cash flow projections are derived from operating forecasts, which are evaluated by management.  Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA).

Under the guideline public company method, the Company determines fair value based on earnings multiples from publicly traded companies within our industry with economic prospects similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size and risk relative to the selected guideline public companies.

The following table presents the significant estimates used by management in determining the fair value of the Company’s reporting units at August 31, 2014:

Years of cash flows before terminal value	5
Terminal growth rate	2.4%
Weighted average cost of capital	9.5%

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

As a result of the decline in oil prices during the fourth quarter of 2014, the Company evaluated the likelihood that goodwill had fallen below the carrying value of any of its reporting units.  Due to the offer price in the proposed merger with Siemens, described further in Note 1 to the consolidated financial statements, included herein in Item 15 Exhibits, Financial Statements and Schedules, the Company believes it is more-likely-than-not that the fair value of the reporting units is greater than their carrying value.

The Company amortizes its other intangible assets with finite lives over their estimated useful lives. See Note 8 to the consolidated financial statements, included herein in Item 15 Exhibits, Financial Statements and Schedules,  for additional details regarding the components and estimated useful lives of intangible assets.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in our consolidated financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known or better estimates can be made.

New Accounting Standards

 The Company has adopted or is required to adopt certain new accounting standards which are described in Note 2, New Accounting Standards to the consolidated financial statements, none of which have had, or are expected to have, a material effect on the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the euro, and to a lesser extent, the Brazilian real, the Indian rupee, the Norwegian krone and the British pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  During the year ended December 31, 2014, foreign currency translation adjustments in accumulated other comprehensive loss were $(123.2), primarily due to the weakening of the euro of approximately 12.0%. An adverse hypothetical 1% change in the exchange rates for the year ended December 31, 2014, would result in a translation impact on revenues and operating income by approximately $13.8 and $1.7, respectively.

We maintain a minimal level of Venezuelan bolivars, consistent with the needs of our local operations.  At December 31, 2014, cash held in Venezuelan Bolivars was approximately $2.2, and is included in the net monetary asset balance of $5.6.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency losses were $35.9, $15.5 and $1.1 for the years ended December 31, 2014,  2013 and 2012, respectively.

The Company has entered into an interest rate swap agreement to minimize the economic impact of fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap agreement is described further in Note 14,  Financial Instruments to the consolidated financial statements included herein in Item 15 Exhibits, Financial Statements and Schedules.

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

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2014, was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which appears in Item 15 Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2014, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION (shown in whole $)

On February 24, 2015, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the establishment of a one-time Executive Retention Bonus Plan (the “Plan”) to promote retention of designated key executive level employees, including certain of the Company’s named executive officers, following and conditioned on the closing of the Merger.  For the participating named executive officers, the Plan provides a maximum cash award opportunity based on the achievement of two metrics.  Metric 1 (Planning) constitutes one-third of the total target bonus opportunity and relates to delivery of detailed action plans by year from 2016-2019, including financial targets to achieve acquisition-related run-rate synergies and costs by 2019, with payout to be determined based on a percentage of target synergies.  Payment for Metric 1, if earned, will be made in the first quarter of 2016.  Metric 2 (Execution) constitutes two-thirds of the total target bonus opportunity, with payout to be determined based on execution of the approved plan and the actual synergies and costs achieved as of December 31, 2016.  Payment for Metric 2, if earned, will be made in the first quarter of 2017.  Metric 2 provides the opportunity for a payout in excess of target, but the total Plan payout cannot exceed 150% of the target bonus opportunity.  The target amounts payable to the named executive officers participating in the Plan are as follows: Christopher Rossi - $876,000 and Jerome Walker - $793,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2015 Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “The Board of Directors and its Committees” are incorporated herein by reference or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K.  Such information shall be filed no later than April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The sections of our 2015 Proxy Statement entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K.  Such information shall be filed no later than April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of our 2015 Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K.  Such information shall be filed no later than April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2015 Proxy Statement entitled “Certain Related Person Transactions” and “Director Independence” are incorporated herein by reference or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K.  Such information shall be filed no later than April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2015 Proxy Statement entitled “Fees of Independent Registered Public Accountants” is incorporated herein by reference or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K.  Such information shall be filed no later than April 30, 2015.

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

2.2

Agreement and Plan of Merger by and among Siemens Energy, Inc., Dynamo Acquisition Corporation and Dresser-Rand Group Inc., dated as of September 21, 2014 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

2.3

Support Letter between Siemens Aktiengesellschaft and Dresser-Rand Group Inc., dated September 22, 2014 (incorporated by reference to Exhibit 2.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

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

3.3

Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

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

4.4

Rights Agreement dated as of September 22, 2014, by and between Dresser-Rand Group Inc. and Computershare Inc., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

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

10.3

First Amendment and Consent to Amended and Restated Credit Agreement dated as of June 27, 2014 among Dresser-Rand Group Inc., Grupo Guascor, S.L., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2014, File No. 001-32586).

10.4

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

10.7

Employment Contract, dated June 1, 2011, by and between Dresser-Rand International Inc. and Gustavo Nechar (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.8	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*

10.9

Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.10

First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.11

Second Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated February 27, 2013 (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 28, 2013, File No. 001-32586).*

10.12

Third Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated August 8, 2013 (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.13

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

10.18

First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on February 25, 2010, File No. 001-32586).*

10.19

Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.20

Third Amendment to Dresser-Rand Group Inc. 2008 Stock Incentive Plan, dated August 8, 2013 (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.21

Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.20 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on March 14, 2014, File No. 001-32586).*

10.22

Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.21 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on March 14, 2014, File No. 001-32586).*

(10.23)	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units.*

10.24

Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.23 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on March 14, 2014, File No. 001-32586).*

10.25

Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.26

Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.27

Dresser-Rand Group Inc. Form of Grant Notice for 2008 Stock Incentive Plan Performance Restricted Stock Units (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.28

Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.29

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.30

Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

(10.31)	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units. *

10.32

Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.33	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.34

Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.35

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

10.42

The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.43

Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.44

Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.45

Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.46

Offer Letter, dated March 11, 2007, from Dresser-Rand Group Inc. to Gustavo Nechar (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).*

10.47

Form of Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer (reflecting revisions approved by the Compensation Committee to the form it previously approved, principally addressing Section 409A of the U.S. Internal Revenue Code) (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).*

10.48

Form of First Amendment to Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 7, 2014, File No. 001-32586).*

10.49

Dresser-Rand Annual Incentive Program, adopted effective February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*

10.50

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors) (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.51

Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors) (incorporated by reference to Exhibit 10.52 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.52

Form of Assignment Agreement for Designated Executive Officers – Multi-Location Assignment (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 25, 2013, File No. 001-32586).*

10.53

Assignment Agreement dated June 4, 2013, for Vincent R. Volpe Jr. – Multi-Location Assignment (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 25, 2013, File No. 001-32586).*

10.54	Multi-Location Assignment Tax Guidelines (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.55

Transfer and Relocation Letter Agreement, effective September 1, 2013, by and between Gustavo Nechar and Dresser-Rand Company (incorporated by reference to Exhibit 10.6 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.56

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

10.58

Plan Red Relocation Policy (applicable to relocation within the U.S. and Canada by named executive officers) (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

(10.59)	Form of Executive Retention Bonus Plan. *

(21.1)	List of Subsidiaries.

(23.1)	Consent of PricewaterhouseCoopers LLP.

(24.1)	Powers of Attorney (included in signature page of this Form 10-K).

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(101)

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheet at December 31, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Executive Compensation Plans and Arrangements.
( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

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

Signature	Title	Date

/s/ VINCENT R. VOLPE JR. Vincent R. Volpe Jr.	President and Chief Executive Officer and Director	February 27, 2015

/s/ JAN KEES VAN GAALEN Jan Kees van Gaalen	Executive Vice President and Chief Financial Officer	February 27, 2015

/s/ RAYMOND L. CARNEY JR. Raymond L. Carney Jr.	Vice President, Controller and Chief Accounting Officer	February 27, 2015

/s/ WILLIAM E. MACAULAY William E. Macaulay	Chairman of the Board of Directors	February 27, 2015

/s/ RITA V. FOLEY Rita V. Foley	Director	February 27, 2015

/s/ LOUIS A. RASPINO Louis A. Raspino	Director	February 27, 2015

/s/ PHILIP R. ROTH Philip R. Roth	Director	February 27, 2015

/s/ STEPHEN A. SNIDER Stephen A. Snider	Director	February 27, 2015

/s/ MICHAEL L. UNDERWOOD Michael L. Underwood	Director	February 27, 2015

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Director	February 27, 2015

DRESSER-RAND GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dresser-Rand Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Dresser-Rand Group Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2015

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2014	2013	2012

	($ in millions, except per share amounts)

Net sales of products	$2,093.0	$2,219.8	$1,925.1
Net sales of services	718.7	812.8	811.3
Total revenues	2,811.7	3,032.6	2,736.4
Cost of products sold	1,579.5	1,664.0	1,429.1
Cost of services sold	503.5	583.3	575.2
Total cost of sales	2,083.0	2,247.3	2,004.3
Gross profit	728.7	785.3	732.1
Selling and administrative expenses	397.1	385.5	365.8
Research and development expenses	27.9	38.8	30.4
Transaction-related expenses	15.4	-	-
Fixed asset impairment of cogeneration facilities	-	40.0	-
Income from operations	288.3	321.0	335.9
Interest expense, net	(52.0)	(46.9)	(60.2)
Other expense, net	(50.7)	(16.6)	-
Income before income taxes	185.6	257.5	275.7
Provision for income taxes	61.2	88.2	92.8
Net income	124.4	169.3	182.9
Net income attributable to noncontrolling interest	(1.7)	(0.9)	(3.9)
Net income attributable to Dresser-Rand	$122.7	$168.4	$179.0
Net income attributable to Dresser-Rand per share
Basic	$1.60	$2.21	$2.37
Diluted	$1.59	$2.19	$2.35
Weighted-average shares outstanding - (in thousands)
Basic	76,552	76,139	75,487
Diluted	77,209	76,826	76,276

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012

	($ in millions)

Net income	$124.4	$169.3	$182.9
Other comprehensive (loss) income
Foreign currency translation adjustments	(123.1)	(18.8)	10.4
Unrealized gain (loss) on derivatives - net of tax (benefit) expense of ($0.2), ($0.1) and $0.0 for 2014, 2013 and 2012, respectively	0.3	0.3	(0.1)
Pension and other post-retirement benefit plans - net of tax expense (benefit) of $13.8, ($21.1) and $3.7 for 2014, 2013 and 2012, respectively
Amortization of prior service cost and net actuarial loss included in net periodic costs	2.3	5.6	5.7
Curtailment / settlement	-	9.2	-
Benefit plan amendments	(1.8)	(0.6)	-
Net actuarial (loss) gain arising during the year	(23.4)	19.6	(12.3)
Total other comprehensive (loss) income	(145.7)	15.3	3.7
Total comprehensive (loss) income	(21.3)	184.6	186.6
Comprehensive income attributable to noncontrolling interest	(1.8)	(0.3)	(3.5)
Comprehensive (loss) income attributable to Dresser-Rand	$(23.1)	$184.3	$183.1

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$183.4	$190.4
Restricted cash	3.3	8.1
Accounts receivable, less allowance for losses of $8.7 at 2014 and $9.1 at 2013	660.7	727.4
Inventories, net	669.0	716.0
Prepaid expenses and other	72.5	68.8
Deferred income taxes, net	66.8	25.2
Total current assets	1,655.7	1,735.9
Property, plant and equipment, net	450.9	472.3
Goodwill	832.9	927.6
Intangible assets, net	444.4	479.0
Deferred income taxes	5.5	11.8
Other assets	99.3	111.2
Total assets	$3,488.7	$3,737.8

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$653.8	$729.1
Customer advance payments	183.3	164.5
Accrued income taxes payable	26.9	36.1
Short-term borrowings and current portion of long-term debt	30.1	40.1
Total current liabilities	894.1	969.8
Deferred income taxes	48.4	55.4
Postemployment and other employee benefit liabilities	97.5	74.0
Long-term debt	1,053.6	1,246.9
Other noncurrent liabilities	88.9	90.3
Total liabilities	2,182.5	2,436.4
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,666,104 and 76,293,924 shares issued and
outstanding at December 31, 2014 and December 31, 2013, respectively	0.8	0.8
Additional paid-in capital	188.5	162.4
Retained earnings	1,375.7	1,253.0
Accumulated other comprehensive loss	(264.6)	(118.8)
Total Dresser-Rand stockholders' equity	1,300.4	1,297.4
Noncontrolling interest	5.8	4.0
Total stockholders' equity	1,306.2	1,301.4
Total liabilities and stockholders' equity	$3,488.7	$3,737.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	($ in millions)
Cash flows from operating activities
Net income	$124.4	$169.3	$182.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	92.3	92.3	85.5
Deferred income taxes	(36.5)	3.8	8.6
Stock-based compensation	25.6	25.9	28.4
Loss on re-measurement of previously held equity interest	18.3	-	-
Gain on fair value of assets acquired in excess of fair value of consideration	(6.6)	-	-
Excess tax benefits from stock-based compensation	(2.4)	(6.8)	(4.1)
Amortization of debt financing costs	2.2	3.4	3.9
Provision for losses on inventory	5.6	2.2	3.1
Fixed asset impairment of cogeneration facilities	-	40.0	-
(Gain) loss on disposal of assets	(1.3)	0.6	3.6
Loss from equity investments	4.2	5.6	2.1
Changes in working capital and other, net of acquisitions
Accounts receivable, net	33.7	(164.6)	(85.0)
Inventories	8.5	(162.3)	(140.9)
Prepaid expenses and other	(7.8)	(5.2)	0.4
Accounts payable and accruals	(41.3)	116.4	(7.8)
Customer advances	31.4	(123.0)	3.8
Taxes payable	(2.7)	(16.0)	21.5
Pension and other post-retirement benefits	(10.5)	(12.8)	16.4
Other	17.7	(35.6)	(29.6)
Net cash provided by (used in) operating activities	254.8	(66.8)	92.8
Cash flows from investing activities
Capital expenditures	(58.0)	(82.6)	(73.3)
Loans made to investees and others	(20.7)	-	-
Proceeds from sales of assets	4.9	2.4	0.9
Acquisitions, net of cash acquired	(1.0)	-	(48.8)
Other investments	(3.5)	(13.4)	(15.3)
Decrease in restricted cash balances	4.3	10.1	12.4
Net cash used in investing activities	(74.0)	(83.5)	(124.1)
Cash flows from financing activities
Proceeds from exercise of stock options	4.4	4.1	2.8
Proceeds from borrowings	1,016.0	2,303.1	717.9
Repayments of borrowings	(1,192.2)	(2,075.1)	(697.1)
Excess tax benefits from stock-based compensation	2.4	6.8	4.1
Repurchase of common stock	(5.6)	(1.5)	-
Payments for debt financing costs	(0.3)	(5.1)	(0.5)
Net cash (used in) provided by financing activities	(175.3)	232.3	27.2
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(14.4)	(1.3)
Net (decrease) increase in cash and cash equivalents	(7.0)	67.6	(5.4)
Cash and cash equivalents, beginning of period	190.4	122.8	128.2
Cash and cash equivalents, end of period	$183.4	$190.4	$122.8

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)
At December 31, 2011	$0.8	$105.2	$905.6	$(138.8)	$0.2	$873.0
Stock-based compensation	-	35.3	-	-	-	35.3
Net income	-	-	179.0	-	3.9	182.9
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	10.8	(0.4)	10.4
Unrealized loss on derivatives, net of tax of $0.0	-	-	-	(0.1)	-	(0.1)
Pension and other post-retirement benefit plans -
net of tax of $3.7
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	5.7	-	5.7
Net actuarial loss arising during the year	-	-	-	(12.3)	-	(12.3)
At December 31, 2012	$0.8	$140.5	$1,084.6	$(134.7)	$3.7	$1,094.9
Stock-based compensation	-	23.4	-	-	-	23.4
Stock repurchases	-	(1.5)	-	-	-	(1.5)
Net income	-	-	168.4	-	0.9	169.3
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(18.2)	(0.6)	(18.8)
Unrealized gain on derivatives, net of tax of ($0.1)	-	-	-	0.3	-	0.3
Pension and other post-retirement benefit plans -
net of tax of ($21.1)
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	5.6	-	5.6
Curtailment / settlement	-	-	-	9.2	-	9.2
Benefit plan amendments	-	-	-	(0.6)	-	(0.6)
Net actuarial gain arising during the year	-	-	-	19.6	-	19.6
At December 31, 2013	$0.8	$162.4	$1,253.0	$(118.8)	$4.0	$1,301.4
Stock-based compensation	-	26.1	-	-	-	26.1
Net income	-	-	122.7	-	1.7	124.4
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	(123.2)	0.1	(123.1)
Unrealized gain on derivatives, net of tax of ($0.2)	-	-	-	0.3	-	0.3
Pension and other post-retirement benefit plans -
net of tax of $13.8
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	2.3	-	2.3
Benefit plan amendments	-	-	-	(1.8)	-	(1.8)
Net actuarial loss arising during the year	-	-	-	(23.4)	-	(23.4)
At December 31, 2014	$0.8	$188.5	$1,375.7	$(264.6)	$5.8	$1,306.2

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

1.Business Activities

Dresser-Rand Group Inc., a company incorporated in the State of Delaware (together with its subsidiaries, the “Company” or “Dresser-Rand”), commenced operations on October 30, 2004, when it acquired Dresser-Rand Company and the operations of Dresser-Rand Canada, Inc. and Dresser-Rand GmbH (the “Acquisition”) from Ingersoll Rand Company Limited (“Ingersoll Rand”). The Company is engaged in the design, manufacture, sale and servicing of centrifugal and reciprocating compressors, gas and steam turbines, gas expanders, diesel, gas and dual fuel engines and associated control panels.

On September 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Energy, Inc. (“Siemens”) whereby Siemens will acquire the Company (the “Merger”).  The Merger received stockholder approval on November 20, 2014.  The completion of the Merger is subject to satisfaction or waiver of certain closing conditions including, among others, customary regulatory approvals.

At the time the Merger becomes effective, each outstanding share of Dresser-Rand common stock (excluding any shares held by Siemens, its subsidiaries, Dresser-Rand and dissenting shares in accordance with Delaware law), will be cancelled and converted into the right to receive cash in the amount of (i) $83.00 per share plus (ii) $0.55 per share on the first of each month until the date of closing beginning on March 1, 2015.

In connection with the acquisition related activities, the Company incurred $15.4 of legal, accounting, fiscal and investment bank transaction related expenses for the year ended December 31, 2014.

On September 21, 2014, the board of directors of the Company also adopted a limited duration Shareholder Rights Plan (the “Plan”) and created 1,000,000 shares of preferred stock designated as Series A Junior Participating Preferred Stock, with a par value of $0.01 per share.  Pursuant to the Plan, the board of directors declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) on each outstanding share of the Company’s common stock as of the close of business on October 2, 2014.  Each Right, once exercisable, will entitle shareholders to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $300 per Right, subject to adjustment.

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

With respect to the audited consolidated financial statements, we have evaluated subsequent events through February 27, 2015, the date the audited consolidated financial statements were issued.

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

Use of Estimates

In conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes informed judgments and estimates that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management evaluates its estimates and related assumptions regularly, including those related to fair values, allowance for losses on receivables, depreciation and amortization, inventory adjustments related to lower of cost or market, the carrying value and estimated useful lives of long-lived assets, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, taxes, pensions, postemployment benefits, stock-based compensation, stage of completion and ultimate profitability for certain long-term revenue contracts accounted for under the percentage of completion method, contract losses, penalties, environmental contingencies, product liability, self-insurance programs and other contingencies (including purchase price contingencies).  Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates.

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

Fair Value of Financial Instruments — Recurring fair value measurement of financial instruments consist principally of foreign currency derivatives, an interest rate swap and fixed rate long-term debt.

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

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted as to withdrawal or usage. The nature of restrictions includes restrictions imposed by financing agreements such as debt service reserves. The Company is required to maintain sinking funds associated with certain of its borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $3.3 and $8.1 at December 31, 2014 and 2013, respectively, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

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

Capitalized Interest

The Company capitalizes interest costs for qualifying construction and upgrade projects. Capitalized interest costs were not material for the years ended December 31, 2014, 2013 and 2012, respectively.

Capitalized Software

The Company capitalizes computer software for internal use following the guidelines established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. The amounts capitalized were not material for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill and Intangible Assets

Goodwill has an indefinite life and is not amortized, but is tested for impairment at least annually. The Company has recorded goodwill in connection with its acquisition by First Reserve in 2004, as well as its acquisitions of other companies.  The Company performs its annual impairment assessment at the reporting unit level for each reporting unit that carries a balance of goodwill.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test described below.  If the Company believes that, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is performed.  Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for a quantitative impairment test of goodwill for a reporting unit.

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

In 2014, the Company chose not to perform a qualitative analysis, but rather utilized a quantitative impairment test for both its reporting units.  The first step of the quantitative test involves comparing the fair value of each of the Company’s reporting units with its carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a second step is performed.  The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

In the quantitative test, the Company determines the fair value of its reporting units by weighting the results from the income approach (discounted cash flow method) and the market approach (guideline public company method).  Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions.  Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted-average costs of capital, future market conditions and comparable multiples from publicly traded companies in our industry, among others.  The Company believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.  Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Cash flow projections are derived from operating forecasts, which are evaluated by management.  Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA).

Under the guideline public company method, the Company determines fair value based on earnings multiples from publicly traded companies within our industry with economic prospects similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size and risk relative to the selected guideline public companies.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The following table presents the significant estimates used by management in determining the fair value of the Company’s reporting units at August 31, 2014:

Years of cash flows before terminal value	5
Terminal growth rate	2.4%
Weighted average cost of capital	9.5%

Management also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of the Company’s reporting units, the results of the assessment did not change.  However, circumstances such as market declines, unfavorable economic conditions, or other factors could impact the valuation of goodwill in future periods.

As a result of the decline in oil prices during the fourth quarter of 2014, the Company evaluated the likelihood that goodwill had fallen below the carrying value of any of its reporting units.  Due to the offer price in the proposed merger with Siemens, described further in Note 1, the Company believes it is more-likely-than-not that the fair value of the reporting units is greater than their carrying value.

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

Uncertain tax positions are recognized in the financial statements only if it is more-likely-than-not that the position will be sustained upon examination through any appeal and litigation processes based on the technical merits of the position and, if recognized, are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company’s policy is to recognize accrued interest on unrecognized tax positions as interest expense and estimated tax penalties as non-operating expenses.

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

It is uncommon for the Company to have material contract scope adjustments that impact the selling price for specific units of accounting that would result in material changes in the allocation of the selling price.  In the event of such an adjustment, we apply the change in the allocation of the selling price to the units of accounting that are not yet delivered.

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

Percentage of completion

We also enter into certain large contracts with expanded construction-type scope and risk.  These contractual arrangements have a scope of activity that differs in substance from the scope of deliverables found in our traditional sales agreements.  For these types of contracts, we apply the guidelines of FASB ASC 605-35 — Provision for Losses on Construction-Type and Production-Type Contracts and utilize the percentage of completion method of revenue recognition. Non-traditional scope arrangements include activities typically performed by engineering, procurement and construction contractors. Our clients on these projects typically require us to act as a general construction contractor for all or a portion of these projects. These arrangements are often executed in the form of turnkey contracts, where the Company designs, engineers, manufactures, constructs, transports, erects and hands over to the client at the designated destination point the fully commissioned and tested module or facility, which is ready for operation.  Percentage of completion revenue represents approximately 3.5%, 6.5% and 0.8% of consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Under the percentage of completion method, revenue is recognized as work on a contract progresses.  For each contractual arrangement that qualifies for the percentage of completion method of accounting, the Company recognizes revenue, cost of sales and gross profit in the amounts that are equivalent to a percentage of the total estimated contract sales value, estimated cost of sales and estimated gross profit to be achieved upon completion of the project.  This percentage is generally determined by dividing the cumulative amount of labor costs and labor converted material costs incurred to date by the sum of the cumulative costs incurred to date plus the estimated remaining costs to be incurred in order to complete the contract.  Preparing these estimates is a process requiring judgment.  Factors influencing these estimates include, but are not limited to, historical performance trends, inflationary trends, productivity and labor disruptions, availability of materials, claims, change orders and other factors.  In the event that the Company experiences changes in estimated revenues, cost of sales and gross profit, they would be recognized using a cumulative catch-up adjustment that recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s updated percentage of completion.

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

Foreign Currency

Assets and liabilities of non-United States (“U.S.”) consolidated entities that use the local currency as the functional currency are translated at year-end exchange rates, while income and expenses are translated using weighted-average-for-the-year exchange rates. Adjustments resulting from translation are recorded in other comprehensive income (loss) and are included in earnings only upon a sale or transfer which results in a complete or substantially complete liquidation of the foreign entity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances that are designated as long-term investments.

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

The Company recognizes all derivatives used in hedging activities as assets or liabilities on the balance sheet at fair value. Any properly documented effective portion of a cash flow hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity and is reclassified to earnings in the period during which the transaction being hedged affects income. Gains or losses subsequently reclassified from stockholders’ equity are classified in accordance with statement of income treatment of the hedged transaction. Any ineffective portion of a cash flow hedging instrument’s fair value change is immediately recorded in the Consolidated Statement of Income. Classification in the Consolidated Statement of Income of the effective portion of the hedging instrument’s gain or loss is based on the statement of income classification of the transaction being hedged. If a cash flow hedging instrument does not qualify as a hedge for accounting purposes, the change in the fair value of the derivative is immediately recognized in the Consolidated Statement of Income in other expense, net. Except for the interest rate swap, the derivative financial instruments in existence at December 31, 2014 and 2013, were not designated as hedges for accounting purposes.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based compensation awards in accordance with FASB ASC 718, Compensation — Stock Compensation. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that has vested at that date.

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

New Accounting Standards

Effective January 1, 2014, the Company adopted FASB Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. In accordance with the amendments, an entity will measure the obligation as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 also require an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2014, the Company adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The amendments in ASU 2013-05 resolve the diversity in practice in applying Subtopic 810-10, Consolidation —  Overall, and Subtopic 830-30, Foreign Currency Matters —  Translation of Financial Statements, when a reporting entity ceases to have a controlling financial interest in a subsidiary within a foreign entity. The amendments in ASU 2013-05 require the reporting entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment, if significant influence is retained.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  The Company is currently evaluating the new pronouncement to determine the impact it may have to its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU 2015-01eliminate from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  Companies may use either a prospective or a retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to the 2014 presentation, herein.

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

The purchase of Ramgen resulted in a pre-tax loss to the Company of $11.7, which consisted of two components: (1) a loss of $18.3 on the re-measurement of the Company’s previously held interest, and (2) a gain of $6.6 related to the fair value of the assets acquired in excess of the fair value of the consideration.

Because the business combination was achieved in stages, the Company re-measured its previously held equity interest in Ramgen at its acquisition-date fair value and recognized the resulting loss of $18.3 in other expense, net for the year ended December 31, 2014, in the consolidated statement of income. The acquisition-date fair value of the previous equity interest of $10.3 was estimated using the cost aggregation approach based upon the underlying fair value of the assets of Ramgen.  Since Ramgen was a private company, the fair value measurement was based on significant inputs that are not observable in the market and represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement (“ASC 820”).  The cost approach was applied to the property, plant and equipment based on the type of use, condition, square footage and other similar factors to determine the fair value of assets acquired.  The income approach was applied to the intangible assets using projected results, a market-based discount rate of 25.0% and a market-based royalty rate of 5.0%.  Acquired intangible assets consist of in-process research and development.

The Company believes that there are various factors that resulted in a negotiated purchase price for which the fair value of identifiable assets acquired exceeded the fair value of the consideration transferred.  Prior to the acquisition, Ramgen did not have a commercial function, and Dresser-Rand has a history of bringing new products to market.  There is considerable interest in the product as the Company has experienced significant inquiry volume since 2012.  In parallel with its efforts to gain a significant understanding of the technology, the Company continued to provide funding to Ramgen.  Ramgen would have incurred significant cost and delays in order to identify and engage another partner, arrange new funding, and commercialize the product.  Finally, there were certain protective provisions in the joint venture agreements which were negotiated in good faith, limiting the parties’ ability to sell shares, subcontract rights, or sell the technology without the other party’s consent.

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

Acquired intangible assets consist of in-process research and development.

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

Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired in the Ramgen acquisition and concluded that all acquired assets were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company recorded the fair value of the assets acquired in excess of the fair value of the consideration paid as a gain of $6.6 in other expense, net in the consolidated statement of income.

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

Synchrony
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

Pro forma financial information for the Ramgen and Synchrony acquisitions has not been presented because the effect on our financial results was not considered material. The financial results of Ramgen have been included in our consolidated financial results from the date of acquisition. Since the activities of Ramgen are principally research and development activities, the financial results of Ramgen have remained unallocated and have not been incorporated into the Company’s existing new units and aftermarket parts and services segments. The financial results of Synchrony have been included in our consolidated financial results from the date of acquisition and have been incorporated into the Company’s existing new units and aftermarket parts and services segments.

Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone of Texas.  The Company expects to manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel, subject to the project reaching full financing.  Although the project is not yet fully financed, management believes that the ability to finance the project will not have a material adverse effect on the Company’s financial condition.   As of December, 31, 2014, the Company had invested a total of $5.0 for a 5.7% ownership interest in Bethel.  The remaining 94.3% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    On February 14, 2014, the Company entered into a term loan agreement with Bethel to help fund the construction of the CAES facility.  The Company may loan Bethel an aggregate principal amount of up to $25.0, with interest rates ranging from 8.0% to 16.0% per annum.  Loans made under the arrangement mature no later than eight years from the date of issuance.  As of December 31, 2014, the outstanding balance of the Bethel loan receivable was $19.8, and is included in other noncurrent assets on the consolidated balance sheet.  The Company’s maximum exposure to loss on its investment in Bethel is limited to amounts invested

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

(including amounts loaned) plus any amounts the Company may choose to invest in the future.  In determining whether the Company should consolidate Bethel, the Company considered that its board participation, ownership interest and loan would not give the Company the power to direct the activities of Bethel and, consequently, would not result in the Company being the primary beneficiary.  The investment in Bethel is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $4.8 at December 31, 2014.  The Company recognized revenues from APEX of $22.4 and $12.6 for the years ended December 31, 2014 and 2013, respectively.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications using a proprietary supercritical carbon dioxide process technology. The Company will pay Echogen a royalty based on future equipment sales in these markets.  Aggregate minimum royalties of $6.0 must be paid in the first five years of commercialization, which has not begun, regardless of the amount of revenues generated, or the license will become non-exclusive.  On March 26, 2014, the Company entered into an agreement for exclusive license rights to certain of Echogen’s intellectual property in exchange for $2.5 of cash and the relief of the Company’s obligation to provide certain equipment which was required under the original agreement. These exclusive license rights are represented by the remaining shares of Echogen held by the Company, which will be exchanged for an exclusive license if Echogen’s intellectual property is proven. Additionally, the Company matched other funding of $1.0 during the three months ended September 30, 2014. As of December 31, 2014, the Company had invested a total of $26.5 for a 33.9% noncontrolling interest in Echogen. The Company’s maximum exposure to loss on its investment in Echogen is limited to amounts invested plus any amounts the Company may choose to invest in the future, if any. In determining whether the Company should consolidate Echogen, the Company considered that its board participation and ownership interest would not give the Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $14.2 at December 31, 2014.

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

At December 31, 2014, D-R Arabia has total assets of approximately $56.5 consisting principally of property, plant and equipment, and total liabilities of approximately $84.8, consisting principally of intercompany loans. The assets have been classified accordingly in the Company’s consolidated balance sheet, and the loans have been eliminated in consolidation. Both parties to the joint venture had signed a resolution committing to provide financial support to D-R Arabia, as needed, to meet the Company’s obligations as they became due through 2014.

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Dresser-Rand	$122.7	$168.4	$179.0
Weighted-average common shares outstanding:
(In thousands)
Basic	76,552	76,139	75,487
Dilutive effect of stock-based compensation awards	657	687	789
Diluted	77,209	76,826	76,276
Net income per share:
Basic	$1.60	$2.21	$2.37
Diluted	$1.59	$2.19	$2.35

5.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	December 31,
	2014	2013

Costs incurred on uncompleted contracts	$276.8	$195.5
Estimated earnings	70.4	52.4
	347.2	247.9
Less: billings to date	(347.8)	(162.7)
	$(0.6)	$85.2
Costs and estimated earnings in excess of billings	$18.4	$98.1
Billings in excess of costs and estimated earnings	(19.0)	(12.9)
	$(0.6)	$85.2

6. Inventories, net

Inventories were as follows:

	December 31,
	2014	2013

Raw materials	$92.1	$71.0
Finished parts	284.9	262.4
Work-in-process	744.8	845.9
	1,121.8	1,179.3
Less: progress payments from clients	(452.8)	(463.3)
Inventories, net	$669.0	$716.0

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules or advance billing terms.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $96.0 and $129.0 at December 31, 2014 and 2013,

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $38.4 and $30.7 at December 31, 2014 and 2013, respectively.

7. Property, plant and equipment

Property, plant and equipment were as follows:

	December 31,
	2014	2013
Cost:
Land	$28.9	$33.1
Buildings and improvements	248.8	261.4
Machinery and equipment	509.0	479.0
	786.7	773.5
Less: accumulated depreciation	(335.8)	(301.2)
Property, plant and equipment, net	$450.9	$472.3

Depreciation expense was $59.2,  $63.4 and $56.1 for the years ended December 31, 2014, 2013 and 2012, respectively.

Impairment of Spanish Cogeneration Facilities

The Company has whole or majority ownership of six cogeneration facilities in Spain. The Spanish government published a ministerial order on June 20, 2014, that reflected a reduction in existing tariffs of approximately 38%, which was retroactive to July 2013.

The enacted order was issued in draft form in February 2014 and is an implementation regulation of a law that was passed in 2013.  The 2013 law did not have sufficient specificity to reasonably estimate the change in the tariff without the further order, but did provide that the existing tariffs would be paid on a provisional basis until the order was issued.  Before the initial draft was issued, the Company was not able to ascertain the changes to the tariffs, and therefore did not believe that assets would be impaired. Once the initial draft was issued, the Company determined that operating the cogeneration facilities would not be economical under the reduced tariff level and decided to suspend operations at the facilities.  Because the initial draft related to the 2013 law, the Company recorded the resulting impairment charge of $40.0 in the three months ended December 31, 2013.  The impairment charge solely impacted the aftermarket parts and services segment.

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

The Company has initiated the liquidation process for all six of the cogeneration facilities.  The liquidation of all six facilities is subject to final approval by each of the legal entities’ boards of directors as well as the Spanish government, which is expected to occur in the three months ended March 31, 2015.  Because the Company continues to maintain financial control over these legal entities and the liquidation process is still subject to board and governmental approval, the balance sheets and the results of operations of the cogeneration facilities have been included in the consolidated continuing

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

operations of the Company for all periods presented.

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

We are legally obligated to decommission certain of our cogeneration sites in Brazil and Spain upon site exit.  The Company has not recorded any conditional asset retirement obligations for its cogeneration facilities in Brazil because there is no current active market in which the obligations could be transferred and we do not have sufficient information to reasonably estimate the range of settlement dates and their related probabilities. The Company believes any obligations arising from decommissioning activities in Brazil are immaterial to the financial statements.  In connection with suspension of certain of its cogeneration facilities in Spain, the legal obligation to decommission became reasonably estimable, and the Company recorded a conditional asset retirement obligation related to its Spanish cogeneration facilities in 2014.  The changes in the Company’s asset retirement obligations were as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$-	$-
Provisions	4.6	-
Adjustments	(1.1)	-
Effects of exchange rate changes	(0.6)	-
Ending balance	$2.9	$-

8.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible assets:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$116.5	$27.5	36 years	$120.0	$24.2
Customer relationships	317.4	91.0	32 years	333.2	79.4
Non-compete agreements	4.8	4.8	3 years	5.5	5.0
Existing technology	171.7	64.6	23 years	173.3	55.6
Contracts and purchase agreements	9.1	1.6	11 years	10.2	1.4
Software	27.3	27.3	10 years	28.7	26.3
In-process research and development	14.4	-	(a)	-	-
Total amortizable intangible assets	$661.2	$216.8		$670.9	$191.9

 (a)Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Intangible asset amortization expense was $33.1, $28.9 and $29.4 for the years ended December 31, 2014,  2013 and 2012, respectively.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $30.6 in 2015,  $30.0 in 2016,  $29.8 in 2017,  $29.4 in 2018 and $29.1 in 2019.

In-process research and development was acquired in the Ramgen acquisition (see Note 3).  Upon completion of the associated research and development efforts, in-process research and development is reclassified to existing technology and amortized based upon the Company’s estimate of its useful life at that time.

The following table represents the changes in goodwill in total and by segment (see Note 21 for additional segment information):

		Aftermarket
		Parts and
	New Units	Services	Total
Balance, December 31, 2012	$476.7	$434.6	$911.3
Foreign currency adjustments	11.7	4.6	16.3
Balance, December 31, 2013	488.4	439.2	927.6
Foreign currency adjustments	(54.2)	(40.5)	(94.7)
Balance, December 31, 2014	$434.2	$398.7	$832.9

9.Accounts Payable and Accruals

Accounts payable and accruals were as follows:

	December 31,
	2014	2013

Accounts payable	$344.1	$404.5
Accruals:
Payroll and benefits	72.2	67.7
Taxes other than income	41.7	49.4
Forward exchange contracts	33.2	16.3
Refundable payments related to cogeneration facilities	28.5	22.3
Third-party commissions	20.9	21.4
Warranties	19.6	21.4
Billings in excess of costs and estimated earnings	19.0	12.9
Interest	10.9	11.8
Insurance and claims	7.8	7.2
Legal, audit and consulting	6.9	7.6
Pension and post-retirement benefits	4.6	4.5
Major inventory purchases	-	27.7
Other	44.4	54.4
Total accounts payable and accruals	$653.8	$729.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

10.Income taxes

Income before income taxes was generated within the following jurisdictions:

	Year Ended December 31,
	2014	2013	2012
United States	$54.1	$98.7	$92.5
Foreign	131.5	158.8	183.2
Total	$185.6	$257.5	$275.7

The provision for income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
Current tax expense
United States	$26.5	$10.6	$30.7
Foreign	71.2	73.8	53.5
Total current	97.7	84.4	84.2

Deferred tax (benefit) expense
United States	(30.4)	10.7	9.0
Foreign	(6.1)	(6.9)	(0.4)
Total deferred	(36.5)	3.8	8.6
Total provision for income taxes	$61.2	$88.2	$92.8

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as a result of the following differences:

	Year Ended December 31,
	2014	2013	2012

U.S. statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign operations, including impact of foreign tax credits	(20.3)	(12.6)	(4.2)
State and local income taxes, net of U.S. tax	0.9	1.2	1.1
Valuation allowances	17.0	9.1	1.9
Spanish tariff regulations valuation allowance	2.0	5.0	-
Export / manufacturing deductions	(0.8)	(0.8)	(0.9)
Qualifying advanced energy credit	-	-	(0.3)
Research and experimentation credit	(0.6)	(2.6)	(0.2)
Other	(0.2)	(0.1)	1.3
Effective tax rate	33.0%	34.2%	33.7%

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions follows:

	Year Ended December 31,
	2014	2013	2012

Beginning balance	$18.7	$14.3	$13.8
Increases based on tax positions related to current year	3.2	3.5	0.8
(Decreases) increases based on tax positions related to prior years	(0.8)	2.1	1.3
Settlements	-	(1.2)	(1.6)
Lapse in statute of limitations	(1.1)	(0.5)	(0.2)
Foreign currency adjustments	(1.4)	0.5	0.2
Ending balance	$18.6	$18.7	$14.3

As of December 31, 2014, 2013 and 2012, the total liability for unrecognized tax benefits was $18.6,  $18.7 and $14.3, respectively, all of which would affect the Company’s effective tax rate if recognized. For the year ended December 31, 2014, the Company recognized $1.4 of expense related to uncertain tax positions in the consolidated statement of income. We do not anticipate a material change to our uncertain tax positions during 2015. The Company’s policy is to recognize accrued interest on unrecognized tax positions as interest expense and any estimated tax penalties as non-operating expenses. Tax years that remain subject to examination by major tax jurisdiction follow:

Jurisdiction	Open Years
Brazil	2009 - 2014
Canada	2009 - 2014
France	2013 - 2014
Germany	2010 - 2014
India	2005 - 2014
Italy	2009 - 2014
Malaysia	2007 - 2014
Netherlands	2011 - 2014
Nigeria	2010 - 2014
Norway	2006 - 2014
Spain	2010 - 2014
United Kingdom	2008 - 2014
United States	2011 - 2014
Venezuela	2010 - 2014

Any material tax amounts due from examination of Grupo Guascor, S.L.U. (“Guascor”) locations for tax periods prior to May 4, 2011, are subject to indemnification under an agreement with the sellers of Guascor.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

A summary of the tax effect of temporary differences that create the deferred tax accounts follows:

	December 31,
	2014	2013

Deferred tax liabilities
Depreciation and amortization	$116.3	$118.5
Deferred tax assets
Investment, research and experimentation and other credit carryforward, net	$(28.1)	$(30.8)
Inventories and receivables	(21.4)	(21.1)
Foreign tax credit carryforward	(13.2)	(4.7)
Other accrued expenses and benefits	(34.8)	(12.0)
Tax net operating loss carryforwards	(117.7)	(107.2)
Pension and employee benefits	(57.7)	(41.9)
Total deferred tax assets	(272.9)	(217.7)
Valuation allowances	134.9	121.2
Net deferred tax assets	(138.0)	(96.5)
Total net deferred tax (asset) liability	$(21.7)	$22.0

Presented on the consolidated balance sheet as:
Current deferred tax assets	$(66.8)	$(25.2)
Current deferred tax liabilities	2.2	3.6
Noncurrent deferred tax assets	(5.5)	(11.8)
Noncurrent deferred tax liabilities	48.4	55.4
Total net deferred tax (asset) liability	$(21.7)	$22.0

We operate in numerous countries and tax jurisdictions around the world and there is no assurance that future tax audits will not result in significant tax adjustments. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

As of December 31, 2014 and 2013, net operating loss carryforwards (“NOLs”) of approximately $414.5 and $371.1, respectively, were available to offset future taxable income in certain foreign jurisdictions. If not utilized, these NOLs will begin to expire in 2015. Also, as of December 31, 2014 and 2013, research and experimentation and other tax credits of $28.1 and $30.8, respectively, were available to reduce future foreign income tax liabilities. These tax credits can be carried forward indefinitely. Foreign tax credits as of December 31, 2014 and 2013, were $13.2 and $4.7, respectively. If not utilized, these credits will begin to expire in 2024.   Valuation allowances as of December 31, 2014 and December 31, 2013, of $134.9 and $121.2, respectively, have been recorded against these NOLs and certain other deferred tax assets for which it is more-likely-than-not that the tax benefits will not be realized. Forecasted and historical book earnings, tax deductible goodwill, interest expense related to the acquisition and deferred tax liabilities established as a result of acquisition accounting were all used to determine the amount of valuation allowance necessary to reflect the realizability of the related deferred tax assets.

The decrease in the effective tax rate for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is principally due to a change in the mix of foreign earnings and incremental benefits of foreign tax credits. The Company was able to benefit from previously unrecognized foreign tax credits. The total impact of these items reduces the effective tax rate for the year ended December 31, 2014, by approximately 5.1 percentage points.

On August 8, 2014, the Company acquired Ramgen, an entity in which the Company held an equity interest immediately preceding the acquisition date.  The acquisition of Ramgen is discussed more fully in Note 3.  The net pre-tax loss recognized on the Ramgen acquisition which is included in other expense, net in the consolidated financial statements, reduced the effective tax rate for the year ended December 31, 2014, by 1.4 percentage points.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

This decrease is offset by an increased amount of net operating losses in certain foreign countries, for which we could not record benefits under U.S. GAAP, thus increasing the effective tax rate by approximately 3.3 percentage points.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012, including the “look through” exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income and an extension of the research and experimentation credit. Therefore, as required by U.S. GAAP, a $4.4 benefit was reflected in the year ended December 31, 2013 as a discrete event.  The look through exemption for foreign earnings provisions and the research and experimentation credit was extended in the fourth quarter of 2014.  The impact of the 2013 retroactive extension of these provisions caused an increase in the 2014 effective tax rate of approximately 1.7 percentage points as compared to the 2013 effective tax rate.

During the year ended December 31, 2014, our Luxembourg subsidiary paid a dividend from current earnings to the U.S. of $14.9, generating U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $7.1. The impact of these credits and related reserves on the effective tax rate for the year ended December 31, 2014, is a benefit of 3.0%. In June 2014, the Company decided to change its assertion with respect to the unremitted earnings of its Indian subsidiary and paid a cash dividend to the U.S. This change in management philosophy was due to the restrictive Indian exchange control laws prohibiting certain business uses of the cash being generated in India. The tax impact of this change in assertion and dividend payment resulted in a net tax benefit of approximately $0.8.

During the year ended December 31, 2013, our Luxembourg subsidiary paid a dividend from current earnings to the U.S. parent company of $47.5, generating U.S. foreign tax credits in excess of the statutory U.S. tax rate of approximately $10.6.  The impact of these credits and related reserves on the effective tax rate for the year ended December 31, 2013, was a benefit of 3.4%.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.  Had this amount been deductible, our effective tax rate would have been 0.4% lower for the year ended December 31, 2013.

Certain foreign subsidiaries are operating under tax holiday arrangements that began expiring during 2014, subject to potential extensions.  For the years ended December 31, 2014,  2013 and 2012, the impact of these tax holiday arrangements lowered income tax expense by $7.6  ($0.10 per diluted share), $9.1  ($0.12 per diluted share) and $2.1  ($0.03 per diluted share), respectively.

Except for earnings of our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary remitted in 2014 and 2013, management has decided to indefinitely reinvest the unremitted earnings of the Company’s foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any indefinitely reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.  As of December 31, 2014, the Company has accumulated undistributed foreign earnings of approximately $431.9.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

11.Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2014	2013
Amended Credit Facility	$693.7	$884.5
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Bank overdraft facility	-	4.6
Other indebtedness	15.0	22.9
Total debt	1,083.7	1,287.0
Less: current portion	(30.1)	(40.1)
Total long-term debt	$1,053.6	$1,246.9

As of December 31, 2014, the maturities of our debt for each of the five years after 2014 and thereafter are as follows:

2015	$30.1
2016	20.7
2017	20.6
2018	634.3
2019	-
Thereafter	378.0
$1,083.7

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

The Amended Credit Facility is comprised of revolving credit facilities, reflecting a $1,100.0 commitment and a €50.0 commitment, and a term loan facility comprised of tranche A and tranche B term loans denominated in U.S. dollars and euros, respectively. The term loans are subject to amortization in quarterly installments equal to $2.0, with respect to the tranche A term loans, and $3.0, with respect to the tranche B term loans. Any principal amount outstanding under the revolving credit facility and term loan facility is due and payable in full at maturity on September 30, 2018. At December 31, 2014, total outstanding borrowings under the Amended Credit Facility amounted to $693.7, of which $434.1 was outstanding under the revolving credit facilities and $259.6 was outstanding under the term loan facility. The Company had issued $72.8 in letters of credit under the revolving credit facility at December 31, 2014. In addition to these letters of credit, $264.4 of letters of credit and bank guarantees was outstanding at December 31, 2014, which were issued by banks offering uncommitted lines of credit.

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

The Amended Credit Facility requires that certain net proceeds related to asset sales, to the extent not reinvested in assets used or useful in the Company’s business within one year, be used to pay down the outstanding balance. The Company may voluntarily prepay outstanding loans under the Amended Credit Facility at any time without premium or penalty, other than customary breakage costs. The Amended Credit Facility contains normal and customary covenants, including the provision of periodic financial information, financial covenants (including a maximum leverage ratio and a minimum interest coverage ratio), and certain other limitations governing, among others, such matters as the Company’s ability to incur additional debt, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make capital expenditures, engage in transactions with affiliates, make amendments to documentation for the Company’s 6 ½% Senior Subordinated Notes that would be materially adverse to lenders and pay dividends and distributions or repurchase capital stock. The Amended Credit Facility also provides for customary events of default. The Company was in compliance with the Amended Credit Facility debt covenants at December 31, 2014.

In connection with executing the Amended Credit Facility, the Company incurred fees of $5.1, which are being amortized utilizing the effective interest method over the term of the Amended Credit Facility.  Total deferred financing fees of $2.2 and $3.4 were amortized to earnings for fiscal years ended December 31, 2014 and 2013, respectively.  Included in interest expense were commitment and letter of credit fees of $1.9,  $2.8 and $4.7 for the years ended December 31, 2014, 2013 and 2012, respectively.

Bank Overdraft Facility

The Company is party to bank overdraft facilities totaling $20.0 that bear interest at a maximum of the bank’s base rate, plus 2.5% per annum.

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

The 6 1/2% Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s material domestic subsidiaries and rank junior to the Company’s Senior Secured Credit Facility. The 6 1/2% Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. The Company was in compliance with the 6 1/2% Senior Subordinated Notes debt covenants at December 31, 2014.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6½% senior subordinated notes due May 2021	$375.0	$401.7	$375.0	$400.5

The carrying values of all of the Company’s other long-term debt materially approximate their fair values.

Other Indebtedness

Bank Loans

The Company is party to various bank loans in Italy with a total outstanding principal balance of $0.4 at December 31, 2014. Interest rates for borrowings in Italy range from EURIBOR plus 1.70% to 1.80% per annum.  At December 31, 2013, the outstanding principal balance of bank loans totaled $0.5.

Project Financing Arrangements

Approximately $7.2 of the outstanding project financing balance of $8.8 at December 31, 2014 (bearing interest at the six-month EURIBOR rate plus 1.25% per annum), is associated with cogeneration facilities in Spain. Approximately $1.6 of the outstanding project financing balance is related to the design, construction and development of a mini-hydroelectric power generation plant in Brazil, and bears interest at the Brazilian Long Term Rate (“TJLP”) plus 6.0% per annum. Each financing arrangement is senior to all other debt on the related project and is generally collateralized by the assets of the project and the stock of the subsidiary borrower.  At December 31, 2013, the outstanding balance related to project financing arrangements was $13.3.

Subsidized Loans

The Company is party to non-interest bearing subsidized loans from the Ministry of Science and Technology in Spain, the Center for the Development of Industrial Technology in Spain and other similar government agencies. The subsidized loans totaled $4.0 at December 31, 2014. The Company imputed interest on the subsidized loans utilizing the effective interest method for the year ended December 31, 2014. The imputed interest rate was approximately 5.56% for the year ended December 31, 2014. At December 31, 2013, the outstanding balance of subsidized loans was $5.4.

Other Notes Payable

Other notes payable consist of notes with third parties with varying payment features. The Company is party to a participating loan that bears interest at the six-month EURIBOR rate plus 1.25% per annum. To the extent there is net income, interest accrues based on the financial results of a Spanish cogeneration facility. The participating loans totaled $1.2 at December 31, 2014.  At December 31, 2013, approximately $3.7 of other notes payable was outstanding.

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

Information regarding our pension plans is as follows as of, and for the years ended, December 31:

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Change in projected benefit obligations
Benefit obligation at beginning of the period	$286.0	$314.2	$138.3	$159.8
Service cost	3.6	3.8	2.4	5.6
Interest cost	13.2	11.6	5.5	6.4
Employee contributions	-	-	0.1	0.2
Expenses paid	(1.0)	(1.0)	(0.1)	(0.1)
Actuarial loss (gain)	34.1	(28.8)	11.1	17.2
Curtailment / settlement	-	-	(1.3)	(43.4)
Plan amendments	2.3	0.9	-	-
Benefits paid	(28.5)	(14.7)	(5.5)	(6.3)
Foreign currency adjustments	-	-	(9.5)	(1.1)
Benefit obligation at end of the period	$309.7	$286.0	$141.0	$138.3

Change in plan assets
Fair value at beginning of the period	$246.9	$219.2	$117.8	$130.9
Actual return on assets	18.2	31.9	13.8	10.0
Settlements	-	-	(1.3)	(26.8)
Company contributions	8.9	11.5	6.1	10.1
Employee contributions	-	-	0.1	0.2
Expenses paid	(1.0)	(1.0)	(0.1)	(0.1)
Benefits paid	(28.5)	(14.7)	(5.5)	(6.3)
Foreign currency adjustments	-	-	(7.5)	(0.2)
Fair value of assets at end of the period	$244.5	$246.9	$123.4	$117.8

Amounts recognized in the balance sheet consist of:
Current liabilities	$0.6	$0.6	$1.7	$1.7
Noncurrent liabilities	64.6	38.5	16.2	18.8
Total balance sheet liability	$65.2	$39.1	$17.9	$20.5

Amounts recognized in accumulated other
comprehensive loss consists of:
Cumulative net actuarial loss	$84.2	$52.6	$21.2	$18.0
Cumulative prior service cost	2.9	0.8	0.9	1.0
Total	$87.1	$53.4	$22.1	$19.0

In 2014, the Company amended its U.S. defined benefit pension plans related to lump sum benefit eligibility, and began notifying certain former employees of the Company’s offer to pay those employees’ vested pension benefit in a lump sum.  The Company offered the one-time voluntary lump sum payout in an effort to reduce its long-term pension obligations and ongoing annual pension expense.  The Company made payments during 2014 of approximately $12.9 to former employees who accepted the offer by the deadline.  These payments were funded from existing pension plan assets and reduced the Company’s total qualified pension plan liabilities by $16.5.  Settlement accounting was not required as the total lump sum payments during 2014 were below the minimum settlement accounting thresholds for the plans.

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

The components of the net pension expense and amounts recognized in the Consolidated Statement of Comprehensive Income include the following for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Net pension expense
Service cost	$3.6	$3.8	$3.8	$2.4	$5.6	$5.3
Interest cost	13.2	11.6	12.8	5.5	6.4	6.7
Expected return on plan assets	(18.5)	(16.1)	(14.9)	(6.5)	(6.9)	(6.9)
Amortization of net actuarial loss	2.8	7.8	7.2	0.3	0.4	0.6
Curtailment / settlement	-	-	-	0.4	(3.6)	-
Amortization of prior service cost	0.3	-	0.3	-	0.1	(0.1)
Net pension expense	1.4	7.1	9.2	2.1	2.0	5.6
Amounts recognized in other
comprehensive (income) loss
Net actuarial loss (gain)	34.4	(44.5)	16.7	3.5	14.0	2.1
Prior service cost	2.3	0.9	-	-	-	-
Amortization of net actuarial loss	(2.8)	(7.8)	(7.2)	(0.3)	(0.4)	(0.6)
Curtailment / settlement	-	-	-	-	(13.0)	-
Amortization of prior service cost	(0.3)	-	(0.3)	-	(0.1)	0.1
Total recognized in other
comprehensive loss (income)	33.6	(51.4)	9.2	3.2	0.5	1.6
Total recognized	$35.0	$(44.3)	$18.4	$5.3	$2.5	$7.2

The weighted-average assumptions used for benefit obligations and net periodic pension cost is as follows as of, and for the years ended, December 31:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions
used for benefit obligations:
Discount rate	3.90%	4.70%	3.80%	3.26%	4.07%	4.15%
Rate of compensation increase	0.13%	0.13%	0.13%	2.16%	2.58%	2.51%
Weighted-average assumptions
used for net periodic pension cost:
Discount rate	4.70%	3.80%	4.60%	4.07%	4.15%	4.76%
Rate of compensation increase	0.13%	0.13%	0.15%	2.58%	2.51%	2.69%
Expected return on plan assets	7.50%	7.50%	7.50%	5.64%	5.44%	6.09%

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

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense during 2015 is estimated to be $7.1 and $0.6 for the U.S. and non-U.S. pension plans, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows at December 31:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Projected benefit obligation	$309.7	$286.1	$21.8	$31.1
Accumulated benefit obligation	309.7	286.1	16.2	27.1
Fair value of plan assets	244.5	247.0	1.9	11.2

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

U.S. Plans

The asset allocations of the Company’s U.S. pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$2.8	$-	$2.8	$-
U.S. large-cap equities	20.2	20.2	-	-
U.S. small-cap value equities	20.2	20.2	-	-
U.S. small-cap growth equities	31.9	26.9	5.0	-
International equities	35.4	-	35.4	-
U.S. fixed income (1)	85.8	73.8	12.0	-
Global asset allocations (2)	48.2	23.6	24.6	-
Total	$244.5	$164.7	$79.8	$-

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

Non-U.S. Plans

The asset allocations of the Company’s non-U.S. pension plans by asset category are as follows:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$0.3	$-	$0.3	$-
U.S. equities	10.6	-	10.6	-
International equities	55.2	-	55.2	-
International fixed income (1)	43.8	-	43.8	-
Insurance contracts (2)	13.5	-	-	13.5
Total	$123.4	$-	$109.9	$13.5

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

A reconciliation of the fair value measurements of non-U.S. plan assets using significant unobservable inputs (Level 3) is as follows for the years ended December 31:

	Non-U.S. Plans
	2014	2013

Beginning balance	$12.7	$29.5
Actual return on assets	2.1	0.1
Company contributions	0.5	12.6
Foreign exchange	(0.7)	(2.5)
Benefit payments	(0.2)	(1.2)
Settlements	(0.9)	(25.8)
Ending balance	$13.5	$12.7

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

The Company’s policy is to contribute to the U.S. qualified plan the amount necessary to maintain benefits under the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Pension Protection Act of 2006, and additional discretionary amounts, up to the limitations imposed by the applicable tax codes. Contributions to the UK pension plans are determined in agreement with the plan trustees. Contributions to funded plans in other countries are based on applicable local funding requirements. The Company currently estimates that it will contribute to its U.S. and non-U.S. pension plans approximately $0.0 and $3.9, respectively, in 2015.

During the years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $1.1, $1.1 and $1.0, respectively, to two multiemployer plans that are insignificant to the Company individually and in the aggregate.

U.S. pension benefit payments are expected to be paid as follows: $16.9 in 2015, $17.6 in 2016, $18.3 in 2017, $19.0 in 2018, $19.8 in 2019 and $103.3 for the years 2020 to 2024.  Non-U.S. pension benefit payments are expected to be paid as follows: $6.3 in 2015, $6.3 in 2016, $6.3 in 2017, $6.8 in 2018, $6.9 in 2019 and $36.5 for the years 2020 to 2024.

Defined Contribution Plans

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions and costs are determined based on criteria specific to the individual plans and were $17.1,  $18.2 and $16.5 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s costs relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were approximately  $6.0,  $4.0 and $3.4 for the years ended December 31, 2014, 2013 and 2012, respectively.

Certain key employees of the Company are eligible to participate, on a voluntary basis, in the Dresser-Rand Company Non-Qualified Deferred Compensation Retirement Plan (“Non-Qualified Plan”).  On an annual basis, eligible participants elect to defer a percentage of their eligible annual base salary and/or annual incentive payment as contributions to the Non-Qualified Plan and elect the manner in which their account balance be distributed upon termination.  The Company accounts for the deferred compensation arrangements of the Non-Qualified Plan, which are invested in mutual funds and held in a rabbi trust, separately as assets and liabilities of the Company. The assets of the Non-Qualified Plan, which are held in the rabbi trust, are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Company recorded net compensation expense adjustments to the liability of $4.0,  $4.0 and $4.3 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Summary information on the Company’s plans was as follows:

	December 31,
	2014	2013
Change in benefit obligations:
Benefit obligation at beginning of the period	$16.4	$19.6
Interest cost	0.7	0.8
Benefits paid	(0.8)	(0.6)
Actuarial gains	(0.1)	(3.4)
Unfunded benefit obligation at end of the period and consolidated balance sheet liability	$16.2	$16.4

Amounts recognized in the balance sheet:
Current liabilities	$1.2	$1.3
Noncurrent liabilities	15.0	15.1
Total consolidated balance sheet liability	$16.2	$16.4

Amounts recognized in accumulated other comprehensive income:
Cumulative net actuarial loss	$1.8	$1.9
Cumulative net prior service credit	(0.6)	(0.6)
Total	$1.2	$1.3

The net actuarial loss and prior service credit for the post-retirement benefit plans other than pensions that will be amortized from accumulated other comprehensive income into net post-retirement benefit income during 2015 is estimated to be less than $0.1.

Benefit payments for post-retirement benefits are expected to be paid as follows: $1.2 in 2015,  $1.2 in 2016,  $1.0 in 2017,  $1.0 in 2018,  $0.9 in 2019 and $4.3 in the aggregate for the years 2020 to 2024.

The components of the net post-retirement benefit expense (income) and amounts recognized in other comprehensive loss (income) were as follows:

	Year Ended December 31,
	2014	2013	2012
Net post-retirement benefits expense (income)
Interest cost	$0.7	$0.8	$0.8
Amortization of
Net actuarial loss	-	0.6	1.0
Total post-retirement benefits expense	0.7	1.4	1.8
Amounts recognized as other comprehensive (income) loss
Net actuarial (gain) loss	(0.1)	(3.4)	0.6
Amortization of
Net actuarial loss	-	(0.6)	(1.0)
Total recognized in comprehensive (income) loss	(0.1)	(4.0)	(0.4)
Total recognized	$0.6	$(2.6)	$1.4

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	3.90%	4.70%	3.80%
Measurement date	12/31/14	12/31/13	12/31/12
Weighted-average assumptions used to determine net periodic benefit expense (income) for the years ended December 31
Discount rate	4.70%	3.80%	4.60%
Measurement date	12/31/13	12/31/12	12/31/11
Assumed health care cost trend rates
Current year trend rate	7.20%	7.70%	8.30%
Ultimate trend rate	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate
Benefit obligations at end of period	2034	2034	2034
Net periodic benefit cost for the year	2034	2034	2033

The Company selects the assumed discount rate using available high quality bonds with maturities and distributions that match the forecasted cash flow of the plan.

A  1% change in the medical trend rate assumed for post-retirement benefits would have the following effects for the year ended and as of December 31, 2014:

	1% Increase	1% Decrease
Effect on total post-retirement benefit expense	$0.1	$(0.1)
Effect on post-retirement benefit liability	1.4	(1.2)

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

The Company has entered into an interest rate swap agreement to minimize the economic impact of fluctuations in interest rates on the lease of its compressor testing facility in France. The interest rate swap has a notional amount of €18.0 (approximately $21.8) and effectively converts substantially the entire interest component of the lease from a variable rate of interest to a fixed rate of interest of approximately 3.87% per annum. The initial base term of the lease expired in February 2015.  See Note 15 for additional discussion of the lease. The interest rate swap has been designated as a cash flow hedge for accounting purposes, and unrealized gains and losses are recognized in other comprehensive income.  The fair value of the interest rate swap at December 31, 2014 and 2013, was $0.4 and $0.7, respectively, and the related unrealized gain (loss) for the year ended December 31, 2014, 2013 and 2012, was $0.3,  $0.3 and ($0.1), respectively.  The interest rate swap matured in February 2015 and is no longer outstanding.

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

All of the Company’s foreign currency derivative contracts are subject to master netting arrangements.  These arrangements provide for the option to settle contracts with a given counterparty on a net basis when they settle on the same day and the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event, and do not require the Company to post any cash collateral.  The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet.  The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period.  As of December 31, 2014, had the Company presented its derivative contracts on a net basis, the assets and liabilities presented in the table below would be offset by $4.0, resulting in net foreign currency exchange contracts assets and liabilities of $6.1 and $29.2, respectively.  As of December 31, 2013, had the Company presented its derivative contracts on a net basis, the amounts recorded in the consolidated balance sheet would not be materially different from the presentation in the table below.

The following table sets forth the Company’s gross foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	December 31,
	2014	2013

Foreign currency exchange contracts assets	$10.1	$5.4

Foreign currency exchange contracts liabilities	$33.2	$16.3

The notional amount for the forward exchange contracts outstanding as of December 31, 2014 and 2013, was $498.3 and $546.6, respectively.  The net foreign currency (losses) gains recognized for forward currency contracts were $(14.3), ($14.7) and $7.9 for the years ended December 31, 2014,  2013 and 2012, respectively.

15.Commitments and Contingencies (€ and R$ in millions)

Legal Proceedings

We are involved in various litigation, claims and administrative proceedings arising in the normal course of business. Amounts recorded for identified contingent liabilities are estimates, which are regularly reviewed and adjusted to reflect additional information when it becomes available. We are indemnified by our former owner, Ingersoll Rand, for certain of these matters as part of Ingersoll Rand’s sale of the Company and by the sellers of Guascor for certain of these matters in connection with our acquisition of Guascor in May 2011.  While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities and the benefit of the indemnities from Ingersoll Rand and the sellers of Guascor, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.

Shareholder Litigation

A putative class action lawsuit challenging the proposed merger with Siemens Energy, Inc. was filed on September 24, 2014 on behalf of Dresser-Rand Group Inc. stockholders in the Delaware Court of Chancery.  The action is captioned Soffer v. Volpe et al., C.A. No. 10165-CB (Del. Ch.) (the “Soffer Action”).  The complaint in the Soffer Action alleged that the directors of the Company breached their fiduciary duties to stockholders by engaging in a flawed sale process, agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement.  In addition, the lawsuit alleged that the Company, Siemens and Dynamo Acquisition Corporation, the Delaware subsidiary formed by Siemens in connection with the transaction, aided and abetted these purported breaches of fiduciary duty.  The lawsuit sought, among other things, an injunction barring the merger. On October 21, 2014, plaintiffs amended the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

complaint to allege as additional basis for relief that the directors of the Company engaged in self-dealing because they will benefit from their compensation arrangements and/or the sale of their personal stakes in the Company and that the preliminary proxy statement filed by the Company on October 9, 2014, fails to provide stockholders with material information about the transaction and/or is materially misleading.  On October 24, 2014, Construction Industry & Laborers Union Local 872 Pension A Trust v. Dresser-Rand Group, Inc., et al, C.A. No. 10285-CB (Del. Ch.) (the “Labor Union Action”) was filed in the Delaware Court of Chancery.  This complaint contained claims and allegations similar to those in the pre-amendment Soffer complaint and sought similar relief on behalf of the same putative class.  The Company believes that the lawsuits are without merit.

On November 10, 2014, the Soffer Action and the Labor Union Action were consolidated under the caption In re Dresser Rand Group, Inc. Shareholders Litigation, C.A. No. 10165-CB (Del. Ch.) (the “Consolidated Case”).  On November 14, 2014, the parties reached an agreement in principle to settle the Consolidated Case in exchange for the Company’s making certain additional disclosures.  Those disclosures were contained in a Form 8-K filed with the SEC on November 17, 2014.  The settlement remains subject to final documentation and court approval.

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

The Company and the sellers of Guascor (“Sellers”) are in dispute about the amount of the purchase price adjustment set out in the SPA. In some cases, the Sellers and the Company have opposing views as to the amount that should be included in the price adjustment.  In other cases, the Sellers and the Company are in dispute as to whether certain items should be included in the net debt computation.  In accordance with the provisions of the SPA, the parties sought resolution of this dispute under an arbitration in the International Court of Commerce (“ICC”), which has provided its opinion, and now the parties await a ruling from a French court-appointed expert.  Based upon its interpretation of SGAAP, the Company has unresolved disputes totaling approximately $32.7 with the Sellers.

The Company has recorded a receivable from the Sellers for the purchase price adjustment, net of an allowance for the Company’s best estimate of amounts collectible.  This allowance was established by considering, for each disputed item, the Company’s view of its position under SGAAP, uncertainties around the expert’s interpretation of SGAAP, and the collectability of the amounts. As additional information becomes known and disputed items are resolved, changes to the allowance will be recorded directly to earnings.  The final resolution of these amounts could take several months and potentially years if appeals are pursued.  The final amount could be materially different than the net receivable recorded by the Company.  The Company, however, does not believe that the difference could have a material adverse effect on its operating results, financial condition, liquidity or cash flows.

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

Banco Santos Litigation

In July 2004, Guascor SA and Jaguari Energetica SA, subsidiaries of Guascor (collectively, the “GG Entities”), entered into an agreement (the “BNDES Agreement”) with the Bank of National Economic and Social Development (“BNDES”) for the construction of a hydroelectric dam in Rio Grande do Sul, Brazil (the “Project”).  Pursuant to the terms of the BNDES Agreement, in August 2004, the GG Entities entered into a separate agreement (the “Banco Santos Agreement”) with Banco Santos, a Brazilian bank previously based in Sao Paulo, Brazil.  Pursuant to the terms of the Banco Santos Agreement, Banco Santos and the GG Entities agreed that: (i) in exchange for a fee paid by the GG Entities, Banco Santos would establish a reserve in favor of the GG Entities in the amount of R$3.6 (approximately $1.4) (the “Reserve”) to ensure that funds for a twelve month term would be available (if needed) by the GG Entities to fund their performance obligations under the BNDES Agreement; (ii) the GG Entities would issue twelve banking credit notes (the “Notes”) to Banco Santos (one for each of the twelve months), under which Notes the GG Entities would be obligated to make a payment to Banco Santos if the GG Entities used the applicable portion of the Reserve associated with a Note; and (iii) no portion of the Reserve would be invested by Banco Santos in any high risk investments.  The GG Entities completed the Project in December 2006 and fulfilled their obligations under the BNDES Agreement, without using any portion of the Reserve.  Accordingly, the Company believes that, pursuant to the terms of the Banco Santos Agreement, none of the Notes securing the Reserve became due or payable by the GG Entities to Banco Santos.

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

In December 2010, while the Declaratory Action was still pending, the BS Affiliates filed a separate action (the “BS Action”) in the Sao Paulo Civil Court seeking to recover from the GG Entities the amount of the Reserve.  The Court stayed the BS Action in September 2011 pending a final ruling in the Declaratory Action.  The GG Entities appealed the Court’s denial of their request for declaratory relief, and the Appellate Court ruled in their favor, and the GG Entities were not ordered to pay any amounts.  Banco Santos did not agree with the decision and has appealed to the Supreme Court.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The Company believes that the chances of losing the case in the Supreme Court are remote, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in the final decision of the Declaratory Action and a similar case filed by the BS Affiliates.  Notwithstanding the foregoing, the ultimate outcome of these proceedings is pending the Supreme Court’s decision and cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$50.9 (approximately $19.2).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment from the Italian Tax Court (i.e., the Commissione Tributaria Provinciale Di Genova) in February 2012 for tax years 2005-2006 for approximately €4.3 ($5.2).    On March 6, 2014, as requested by the Italian Tax Court with regard to tax years 2007 and 2008, the Court of Justice of the European Union issued an advisory, preliminary ruling, which ruling supported the Company’s position with regard to the value-added tax regulations that no such taxes are owed.  The Company then requested that the Italian Tax Court issue its judgment with regard to tax years 2007 and 2008, which judgment the Company intends to present to the appeals court in connection with its appeal of the Italian Tax Court’s adverse judgment with respect to tax years 2005 and 2006.  On September 24, 2014, the Italian Tax Court issued its judgment with regard to tax years 2007 and 2008 in accordance with European Union recommendations.  The Italian tax authorities had six months to file an appeal.  On November 25, 2014 the Italian tax authorities issued an order reducing the tax.  As a result of this order, the Italian Tax Court has closed the action with respect to tax years 2007 and 2008.    Based on the European Union preliminary ruling and the Italian Tax Court judgment for the tax years 2007 and 2008, the Company has requested the withdrawal of the tax authority’s claim with respect to tax years 2005 and 2006.  On February 16, 2015, the Company was informed that the tax authority waived its claim.  The Company is now requesting the Italian Tax Court to confirm the tax authority’s statement through a judgment to close the action with respect to tax years 2005 and 2006.  Upon award of the judgment, the Italian tax authorities will have six months to file an appeal.  The Company believes it has no exposure to this claim.

Lease Commitments

On December 28, 2007, the Company executed a lease transaction including a committed line of credit of up to €23.0 (approximately $27.8) that was used to fund construction of a new compressor testing facility (the “Facility”) in close proximity to the Company’s operation in France. The Company began leasing the Facility in January 2010, and is required to pay rent during the initial base term of the lease in an amount equal to the aggregate amount of interest payable by the lessor on the outstanding principal amount of the debt incurred by the lessor. Interest is determined by reference to the EURIBOR Rate plus an applicable margin of between 1.25% and 2.50%.  At maturity, the Company may either terminate or, subject to the mutual agreement, extend the lease. The Company may purchase the Facility at any time for the amount of the lessor’s debt outstanding, including upon maturity of the lease. If the lease is terminated, the Company has guaranteed that the lessor will receive at least 80% of the cost of the Facility upon the sale of the Facility. The operating lease contains representations, warranties and covenants typical of such leases. Any event of default could accelerate the Company’s payments under the terms of the lease.

On February 12, 2015, the initial base term of the Company’s lease of the Facility expired and was terminated. On the same day, (i) the Company’s interest rate swap agreement utilized to minimize the economic impact of fluctuations in interest rates on the lease expired, and (ii) the Company purchased the Facility for approximately €23.1 (approximately $26.1).

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $21.8,  $28.9 and $25.4 for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2014, with terms in excess of one year for the next five years and thereafter are as follows: $18.7 in 2015,  $15.5 in 2016,  $11.9 in 2017,  $8.5 in 2018,  $2.0 in 2019 and $13.1 thereafter.

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

The following table represents the changes in the product warranty liability:

	Year Ended December 31,
	2014	2013	2012

Beginning balance	$21.4	$20.1	$25.6
Provision for warranties issued during period	14.7	19.9	17.3
Adjustments to warranties issued in prior periods	2.4	2.2	(2.9)
Payments during the period	(17.6)	(19.6)	(19.8)
Foreign currency adjustments	(1.3)	(1.2)	(0.1)
Ending balance	$19.6	$21.4	$20.1

17.Incentive Stock-Based Compensation Plans

The Company’s 2008 Stock Incentive Plan enables the Compensation Committee of the Board of Directors to award incentive and non-qualified stock options, stock appreciation rights, shares of common stock, restricted stock, performance restricted stock units (“PRSUs”) and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions, to Company employees (including officers) and other service providers. The Nominating and Governance Committee has similar rights under the 2008 Plan with respect to non-employee directors. Pursuant to the Merger Agreement with Siemens, upon closing the Merger, all unvested incentive stock-based compensation awards will immediately vest and become exercisable, with performance-based shares vesting at a level determined by the Compensation Committee of the Board of Directors.  At that time, all unrecognized stock-based compensation expense will accelerate.  The disclosures and tables below are based on the existing terms of our incentive stock-based compensation awards and do not reflect any impacts of the Merger Agreement with Siemens. The maximum number of shares that may be issued under the 2008 Plan is 6,000,000. The 2008 Plan is currently the sole plan for providing future grants of equity-based incentive compensation to eligible employees, non-employee directors and service providers. Expense for grants to employees under the 2005 Stock Incentive Plan, as amended, the 2005 Directors Stock Incentive Plan, as amended (collectively, the “Pre-existing Compensation Plans”), and the 2008 Plan totaled $25.8 for 2014,  $25.9 for 2013 and $28.4 for 2012. At December 31, 2014,  1,372,462 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.17 years for outstanding employee grants was $30.2. The Company currently expects to issue new shares upon exercise of options and vesting of restricted stock units.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

The following table summarizes option and stock appreciation right activity during 2014, 2013 and 2012:

	Shares	Weighted-Average Exercise Price

Balance, December 31, 2011	1,525,435	$28.60
Granted	174,201	$52.40
Exercised	(117,729)	$26.23
Forfeited	(24,215)	$33.64
Expired	-	$-
Balance, December 31, 2012	1,557,692	$31.35
Granted	205,661	$62.27
Exercised	(285,917)	$29.59
Forfeited	(11,344)	$49.84
Expired	(282)	$52.40
Balance, December 31, 2013	1,465,810	$35.89
Granted	290,354	$59.38
Exercised	(157,373)	$29.07
Forfeited	(24,923)	$57.53
Expired	(6,671)	$35.66
Balance, December 31, 2014	1,567,197	$40.57

Exercisable December 31, 2012	1,103,694	$26.27
Exercisable December 31, 2013	1,112,189	$28.73
Exercisable December 31, 2014	1,106,160	$32.77

The weighted-average grant date fair value per share of options and stock appreciation rights granted to employees during the year ended December 31, 2014, 2013 and 2012, was $14.82,  $21.52 and $21.05, respectively. The total intrinsic value of options exercised during the year ended December 31, 2014, was approximately $5.3.  The tax benefit realized from the exercise of stock options during the year ended December 31, 2014, was $1.6.  The aggregate intrinsic value of options and stock appreciation rights outstanding at December 31, 2014, was $64.6.   The total fair value of options and stock appreciation rights vested during the year ended December 31, 2014, 2013 and 2012, was $3.9,  $4.6 and $4.9, respectively.

The options and stock appreciation rights granted have a 10 year contract term. Restricted stock, options and stock appreciation rights granted prior to 2010 vest over a four year period. Beginning in 2010, the Company granted restricted stock, options and stock appreciation rights which vest over a three year period, as well as PRSUs. PRSUs vest annually over a three year period to the extent that the percentile rank of the shareholder return of the Company’s stock is at or above the 25th percentile of a selected peer group, with 16.67% vesting if such percentile rank is at this threshold level and up to 50.00% vesting if such percentile rank is at or above the 75th percentile of the selected peer group.

The Company estimates the grant date fair value of PRSUs using a Monte Carlo Simulation Model.  Estimated fair value is determined based on certain input parameters of the Company and the peer group, including the stock price at the beginning of the performance period and on the valuation date, annual expected rate of return over the performance period, annual expected volatility over the performance period and the correlation coefficient of the daily returns.

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

	2014	2013	2012
Option term (years)	3.9	5.0	5.0
Volatility	29.1%	38.4%	45.4%
Risk-free interest rate (zero coupon U.S. Treasury note)	1.12%	0.92%	0.81%
Dividend yield	-	-	-

The option term is the number of years that the company estimates that options will be outstanding prior to exercise. Volatility is based on the estimated daily price changes of the Company’s stock over the expected option term. Both of these estimates are based, in part, on similarly situated companies, as well as Company experience.

The following table summarizes employee shares, share units and PRSU activity during 2014, 2013 and 2012, and grant date fair values:

	Shares	Weighted-Average Grant Price

Nonvested at December 31, 2011	935,519	$34.44
Granted	675,809	$51.06
Vested	(474,053)	$33.11
Forfeited	(48,272)	$39.12
Nonvested at December 31, 2012	1,089,003	$45.48
Granted	402,730	$59.99
Vested	(789,700)	$43.10
Forfeited	(47,015)	$54.36
Nonvested at December 31, 2013	655,018	$56.70
Granted	410,433	$59.09
Vested	(286,568)	$59.37
Forfeited	(46,803)	$58.61
Nonvested at December 31, 2014	732,080	$58.88

The total fair value of restricted stock awards which vested during the years ended December 31, 2014, 2013 and 2012, was $17.0,  $51.9 and $25.1, respectively.

The Company also grants shares to non-employee Directors. Shares granted to non-employee Directors after fiscal year 2008 vest after a one year period. Shares granted to non-employee Directors after 2012 vest immediately. The total fair value of the 15,736 shares granted in 2014 at the respective grant dates was $0.9, the 13,972 shares granted in 2013 at the respective grant dates was $0.8 and the 15,459 shares granted in 2012 at the respective grant dates was $0.8.

18.   Significant Clients and Concentration of Credit Risk

The Company supplies equipment and services to the oil and gas industry, which is comprised of a relatively small number of consumers. Within any given year, sales can vary greatly due to the large projects that might be underway with any given oil and gas producer. During the years ended December 31, 2014, 2013 and 2012, no one customer comprised more than 10% of sales.

The Company has operations and does business in various countries outside the U.S. It is possible that political instability, foreign currency devaluations or other unanticipated adverse events could materially affect the operations of the Company.    At December 31, 2014, approximately 16.8%  of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  The outstanding accounts receivable are primarily denominated in U.S. Dollars, reducing the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

risk associated with the devaluation of the Venezuelan bolivar.  Payments of approximately $56.3 were received during the year ended December 31, 2014.  The Company believes that, based on this historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.

19.  Other Expense, net

Other expense, net includes the following:

	Year Ended December 31,
	2014	2013	2012

Foreign currency losses	$(21.6)	$(0.8)	$(9.0)
(Loss) gain on forward exchange contracts	(14.3)	(14.7)	7.9
Net loss from equity investments	(15.8)	(5.6)	(2.1)
Realized gains of deferred compensation plan	(2.1)	(1.4)	(0.9)
Unrealized gain of deferred compensation plan	(4.3)	(2.7)	(1.2)
Deferred compensation expense due to changes in fair value	6.4	4.1	2.1
Other miscellaneous income	1.0	4.5	3.2
Total other expense, net	$(50.7)	$(16.6)	$-

Foreign currency losses relate primarily to the strengthening of the U.S. dollar.  The net loss from equity investments is primarily related to the acquisition of Ramgen during the year ended December 31, 2014.  The purchase of Ramgen resulted in a net loss to the Company of $11.7, which consisted of two components: (1) a loss on the re-measurement of the Company’s previously held interest of $18.3, and (2) a gain related to the fair value of the assets acquired in excess of the fair value of the consideration of $6.6.  See Note 3,  Acquisitions and Other Investments for additional information.

As a result of the devaluation of the Venezuelan bolivar on February 8, 2013, the Company recorded a nondeductible foreign exchange loss in its Consolidated Statement of Income of approximately $3.1 for the year ended December 31, 2013.

20.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component, net of tax, were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Post-Retirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)
Other comprehensive loss before reclassifications	(123.2)	-	-	(123.2)
Amounts reclassified from AOCI	-	0.3	(22.9)	(22.6)
Net current period other comprehensive (loss) income	(123.2)	0.3	(22.9)	(145.8)
At December 31, 2014	$(192.7)	$(0.1)	$(71.8)	$(264.6)

During the year ended December 31, 2014, foreign currency translation adjustments in accumulated other comprehensive loss were $(123.2), primarily due to the weakening of the euro of approximately 12.0%.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Post-Retirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2012	$(51.3)	$(0.7)	$(82.7)	$(134.7)
Other comprehensive loss before reclassifications	(18.2)	-	-	(18.2)
Amounts reclassified from AOCI	-	0.3	33.8	34.1
Net current period other comprehensive (loss) income	(18.2)	0.3	33.8	15.9
At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)

Items reclassified out of AOCI into net income for the years ended December 31, 2014 and 2013 were as follows:

	Amount Reclassified From AOCI into Net Income
	Year Ended December 31,		Affected Line Item in the Consolidated
Details About AOCI Components	2014	2013	Statement of Income

Unrealized gain on derivatives	$(0.5)	$(0.4)	Interest expense, net
	0.2	0.1	Provision for income taxes
	$(0.3)	$(0.3)	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(3.4)	$(8.9)	(a)
Recognized net actuarial loss (gain)	37.8	(33.9)	(a)
Gain from curtailment / settlement	-	(13.0)	(a)
Benefit plan amendments	2.3	0.9	(a)
Total before tax	36.7	(54.9)	Income before income taxes
	(13.8)	21.1	Provision for income taxes
	$22.9	$(33.8)	Net of tax
Total reclassifications, net of tax	$22.6	$(34.1)	Net of tax

 (a)These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 12,  Pension Plans and Note 13,  Post-Retirement Benefits Other than Pensions for additional information.

21.Segment Information

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

Segment results for the years ended December 31, 2014,  2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues
New units	$1,419.9	$1,524.1	$1,301.6
Aftermarket parts and services	1,391.8	1,508.5	1,434.8
Total revenues	$2,811.7	$3,032.6	$2,736.4
Income from operations
New units	$111.5	$140.3	$117.9
Aftermarket parts and services	299.4	295.7	323.2
Unallocable	(122.6)	(115.0)	(105.2)
Total income from operations	$288.3	$321.0	$335.9
Depreciation and amortization
New units	$44.0	$45.0	$44.3
Aftermarket parts and services	48.3	47.3	41.2
Total depreciation and amortization	$92.3	$92.3	$85.5
External revenues by products and services
New units:
Products	$1,419.9	$1,524.1	$1,301.6
Total	$1,419.9	$1,524.1	$1,301.6
Aftermarket parts and services:
Products	$673.1	$695.7	$623.5
Services	718.7	812.8	811.3
Total	$1,391.8	$1,508.5	$1,434.8
Revenues by destination
United States	$840.6	$854.1	$828.0
Canada	66.7	73.9	73.5
North America	907.3	928.0	901.5
Latin America	446.2	428.3	445.7
Europe	673.2	796.6	680.1
Asia-Pacific, Southern Asia	414.4	520.8	422.8
Middle East, Africa	370.6	358.9	286.3
Total revenues	$2,811.7	$3,032.6	$2,736.4

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

Total assets by segment were as follows:

	December 31,
	2014	2013
Goodwill
New units	$434.2	$488.4
Aftermarket parts and services	398.7	439.2
Total goodwill	$832.9	$927.6
Total assets (including goodwill)
New units	$1,080.2	$1,113.8
Aftermarket parts and services	1,270.6	1,305.0
Unallocable	1,137.9	1,319.0
Total assets	$3,488.7	$3,737.8
Long-lived assets by geographic area
United States	$185.5	$177.2
Canada	1.7	2.6
North America	187.2	179.8
Latin America	83.9	94.0
Europe	113.8	140.2
Asia-Pacific, Southern Asia	17.0	18.0
Middle East, Africa	49.0	40.3
Total long-lived assets	$450.9	$472.3

Sales to clients within individual countries outside the U.S. did not exceed 10% of the total revenues in any year presented.

22.   Selected Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues	$699.1	$628.4	$683.8	$800.4
Gross profit	147.4	178.5	182.2	220.6
Net income attributable to Dresser-Rand	16.6	29.1	30.8	46.2
Net income per share
Basic	0.22	0.38	0.40	0.60
Diluted	0.22	0.38	0.40	0.60

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenues	$766.4	$805.3	$633.9	$827.0
Gross profit	172.0	198.2	182.8	232.3
Net income attributable to Dresser-Rand	32.9	53.3	49.4	32.8
Net income per share
Basic	0.43	0.70	0.65	0.43
Diluted	0.43	0.69	0.64	0.43

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

($ in millions, except per share amounts)

23.   Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012

Cash paid for interest, net of capitalized interest	$52.8	$54.1	$59.1
Cash paid for income taxes, net of refunds	94.0	80.8	56.9
Schedule of Noncash Investing and Financing Activities(1):
Assets acquired in acquisition	$24.4	$-	$55.8
Liabilities assumed in acquisition	3.9	-	2.6

 (1)  See Note 3 for additional discussion of the Company’s acquisitions.

24.   Subsequent Event (Unaudited)

Restructuring

On February 25, 2015, subsequent to the end of fiscal 2014, the Company’s Board of Directors approved a series of actions intended to improve operating performance. The Company has announced a planned reduction in workforce of approximately 8%, which covers its world-wide operations, and associated overhead costs from the different support disciplines. The announced actions include reduced overhead through the optimization of the Company’s workforce and non-cash charges (impairment and/or accelerated depreciation and amortization) related to the restructuring  or disposal of certain assets.  The Company currently estimates the overall pre-tax costs of the program at approximately $50.0.  These strategic initiatives originate from the Company’s efforts to identify opportunities to strengthen its value proposition, increase operational efficiencies, and improve financial performance.  We will begin initiating the announced actions in the first quarter of 2015 and expect to complete the actions by the end of 2015.

The amount of the restructuring charge noted above is an estimate, and the actual charges may vary materially based on various factors, including but not limited to the following: the timing of final asset dispositions; level of employee terminations; factors relating to real estate, such as sale proceeds and other related expenses; and changes in management’s assumptions.

DRESSER-RAND GROUP INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2014, 2013 and 2012

($ in millions)

		Additions
Description	Beginning Balance at 01/01/14	Charges to costs and expenses	Charges to other accounts		Deductions		Ending Balance at 12/31/2014

Allowance for losses on receivables	$9.1	$2.5	$-		$2.9	(a)	$8.7
Valuation allowance for deferred tax asset	121.2	33.3	(5.4)	(b)	14.2	(c)	134.9

Notes:

(a)	Impact of foreign exchange of $0.5 and write-off of bad debts of $2.4.
(b)	Impact of expired NOL’s of $(5.4).
(c)	Impact of foreign exchange.

		Additions
Description	Beginning Balance at 01/01/13	Charges to costs and expenses	Charges to other accounts		Deductions		Ending Balance at 12/31/2013

Allowance for losses on receivables	$9.6	$-	$-		$0.5	(a)	$9.1
Valuation allowance for deferred tax asset	83.6	38.2	(1.2)	(b)	(0.6)	(c)	121.2

Notes:

(a)	Impact of change in provision of $(0.8), foreign exchange of $0.2 and write-off of bad debts of $0.1.
(b)	Impact of expired NOL’s of $(1.2).
(c)	Impact of foreign exchange.

		Additions
Description	Beginning Balance at 01/01/12	Charges to costs and expenses	Charges to other accounts		Deductions		Ending Balance at 12/31/2012

Allowance for losses on receivables	$9.3	$0.5	$-		$0.2	(a)	$9.6
Valuation allowance for deferred tax asset	81.6	6.3	(3.6)	(b)	0.7	(c)	83.6

Notes:

(a)	Impact of write-off of bad debts of 0.2.
(b)	Impact of acquisition of Guascor of $(2.5) and other expired NOL’s of $(1.1).
(c)	Impact of foreign exchange.

S-1