Form 10-K/A
period 2014-12-31
Dresser-Rand Group Inc.
filed 2015-04-29
CIK 1316656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

(713) 354-6100 (Houston)

33 156 26 7171 (Paris)

(Registrant’s telephone numbers, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

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

The number of shares of common stock, $.01 par value, outstanding as of March 31, 2015, was 76,923,168.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On September 21, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Energy, Inc. (“Siemens”) pursuant to which Siemens agreed to acquire us (the “Merger”). In light of the proposed Merger, we currently do not anticipate holding an annual meeting of stockholders in 2015 and we are filing this Amendment to file certain information that is typically included in our definitive proxy statement for our annual meeting.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 27, 2015.

Unless the context otherwise indicates, as used in this Amendment, (i) the terms “we,” “our,” “us,” the “Company,” “Dresser-Rand”, “DRC” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth the name, age as of April 17, 2015, and existing positions with DRC of each director:

Name	Age	Office or Position Held
William E. Macaulay	69	Chairman of the Board of Directors
Vincent R. Volpe Jr.	57	Director, President, and Chief Executive Officer
Rita V. Foley	62	Director and Member of the Audit and Compensation Committees
Louis A. Raspino	62	Director and Member of the Audit and Compensation Committees
Philip R. Roth	64	Director and Member of the Audit and Nominating and Governance Committees
Stephen A. Snider	67	Director and Member of the Compensation and Nominating and Governance Committees
Michael L. Underwood	71	Director and Member of the Audit and Nominating and Governance Committees
Joseph C. Winkler III	63	Director and Member of the Compensation and Nominating and Governance Committees

This section presents biographical and other information about our directors, each of whom is currently serving as a director. It also presents for each director the specific experiences, qualifications, attributes and skills that led to the conclusion that the person should serve as a director at this time, in light of our business and structure.

William E. Macaulay has been the Chairman of our Board of Directors since October 2004. Mr. Macaulay is the Chairman, Chief Executive Officer, and a Managing Director of First Reserve (“First Reserve”), a global private equity firm focused exclusively on the energy industry, which he joined in 1983. First Reserve was an affiliate of our former indirect parent, Dresser-Rand Holdings LLC. Prior to joining First Reserve, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance, with responsibility for investing Oppenheimer’s capital in private equity transactions, as a General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. Mr. Macaulay serves as a director of Glencore plc, a global diversified natural resource company, and Weatherford International plc, an oilfield service company, and formerly served as a director of Alpha Natural Resources, Inc., CHC Group Ltd., Dresser, Inc., Foundation Coal Holdings, Inc., National Oilwell Varco and Pride International, Inc. Mr. Macaulay holds a B.B.A. degree, Magna Cum Laude, in Economics from City College of New York and an M.B.A. from the Wharton School of the University of Pennsylvania.

Mr. Macaulay brings to the Company leadership, industry, economics and finance experience resulting from his career spanning more than 35 years in private equity and finance, including over 25 years focusing on the energy industry.

Vincent R. Volpe Jr. is our President and Chief Executive Officer and has served as a member of our Board of Directors since October 2004. Mr. Volpe has been with Dresser-Rand Group Inc., its affiliates and predecessor companies to the business since 1981. He has held positions in Engineering, Marketing and Operations residing and working in various countries, including: Applications Engineer in Caracas, Venezuela; Vice President Dresser-Rand Japan in Tokyo, Japan; Vice President Marketing and Engineering Steam and Turbo Products in Olean, New York; Executive Vice President European Operations in Le Havre, France; and President Dresser-Rand Europe in London, U.K. In January 1997, Mr. Volpe became President of Dresser-Rand Company’s Turbo Product Division, a position he held until September 2000. In April 1999, he assumed the additional role of Chief Operating Officer for Dresser-Rand Company, responsible for worldwide manufacturing, technology and supply chain management, serving in that position until September 2000. Mr. Volpe became President and Chief Executive Officer of Dresser-Rand Company in September 2000. He has served as an independent director of FMC Corporation since 2007. Mr. Volpe earned a B.S. in Mechanical Engineering and a B.A. in German literature, both from Lehigh University.

Mr. Volpe has substantial historical knowledge of the Company and its operations with 33 years of employment in various capacities with the Company, its affiliates and predecessor companies to the business, across the organization’s international operations. He brings leadership experience and extensive operations and industry experience to the Company.

Rita V. Foley has been a member of our Board of Directors since May 2007. Ms. Foley retired in June 2006 as Senior Vice President of MeadWestvaco Corporation, a leading global provider of packaging to the entertainment, healthcare, cosmetics, and consumer products industries, and President of its Consumer Packaging Group. Prior to that, from 2001 to

2002, she was the Chief Operating Officer of MeadWestvaco’s Consumer Packaging Group. Ms. Foley held various senior positions from 1999 to 2001 within Westvaco, the predecessor to MeadWestvaco, including Senior Vice President and Chief Information Officer. Ms. Foley has also held various executive global sales, marketing, and general management positions at Harris Lanier, Digital Equipment Corporation, and QAD Inc. Ms. Foley serves on the board of PetSmart Inc. and she is a former director of the Council of the Americas. Ms. Foley earned a B.S. degree from Smith College and she is a graduate of Stanford University’s Executive Program.

Ms. Foley brings leadership, operational, marketing, merger and acquisition and financial experience to the Company. She served as the President of a global packaging business utilizing an engineered to order manufacturing process similar to that of the Company and has director experience from serving on other public company boards, including membership on audit, compensation, governance and executive committees.

Louis A. Raspino has been a member of our Board of Directors since December 2005. He has over 35 years of experience in the oil and gas exploration, production and service industry. Mr. Raspino was the President and Chief Executive Officer and a member of the Board of Directors of Pride International Inc., an international provider of contract drilling and related services to oil and natural gas companies (“Pride”), from July 2005 to June 2011, when Pride merged into Ensco plc. He served as Executive Vice President and Chief Financial Officer of Pride from December 2003 until June 2005. Before joining Pride in December 2003, he was Senior Vice President and Chief Financial Officer of Grant Prideco, Inc., a manufacturer of drilling and completion products supplying the energy industry, from July 2001 until December 2003. Previously, he was Vice President of Finance for Halliburton Company, Senior Vice President and Chief Financial Officer of The Louisiana Land & Exploration Company and began his career with Ernst & Young. Mr. Raspino has served as a member of the board of directors of Forum Energy Technologies, Inc., a global provider of manufactured technologies and applied products to the energy industry, since April 2012. In March 2013, he also joined the board of directors of Chesapeake Energy Corporation, a company engaged in the development, acquisition, production, exploration, and marketing of onshore oil and natural gas properties in the U.S., and was appointed chair of that company’s audit committee. Mr. Raspino is a CPA and earned a B.S. from Louisiana State University and an M.B.A. from Loyola University.

Mr. Raspino has over 35 years of experience in the oil and gas exploration, production and service industry, as well as international and capital markets experience, and brings to the Company leadership and finance experience. He has senior executive experience, having recently served as the President and Chief Executive Officer of a public company. He is also a CPA and has served in various executive finance positions throughout his career, including as the Chief Financial Officer of three public companies.

Philip R. Roth has been a member of our Board of Directors since December 2005. He has over 30 years of accounting and finance experience. Mr. Roth formerly was Vice President, Finance and Chief Financial Officer of Gardner Denver, Inc., which designs, manufactures and markets compressor and vacuum products and fluid transfer products, from May 1996 until August 2004. Prior to joining Gardner Denver, Mr. Roth was with Emerson Electric Co. from 1980 until 1996, where he held positions in accounting, treasury and investor relations at the corporate office. He also held positions in strategic planning and acquisitions, and as a Chief Financial Officer at the division level. Mr. Roth is a CPA and began his career with Price Waterhouse. He earned a B.S. in Accounting and Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

Mr. Roth has spent most of his career in leadership positions with manufacturing companies, including more than eight years as Chief Financial Officer of a publicly-traded company with significant international operations. He also has extensive compressor industry and acquisition-related experience, as well as a wide-ranging background in accounting, treasury and investor relations.

Stephen A. Snider has been a member of our Board of Directors since November 2009. Mr. Snider was the Chief Executive Officer and director of Exterran Holdings, Inc., a global natural gas compression services company from August 2007 to June 2009, and was Chief Executive Officer and Chairman of the general partner of Exterran Partners, L.P., a domestic natural gas contract compression services business, from August 2007 to June 2009. Prior to that, Mr. Snider was President, Chief Executive Officer and Director of Universal Compression Holdings Inc. (“Universal”), a supplier of equipment used to ship natural gas through pipelines, from 1998 until Universal merged with Hanover Compressor Company in 2007 to form Exterran Corporation. Mr. Snider has over 30 years of experience in senior management of operating companies, and also serves as a current director of Energen Corporation and Thermon Group Holdings, Inc. Mr. Snider also served as a director of Seahawk Drilling Incorporated from August 2009 to February 2011. On February 11, 2011, Seahawk announced that substantially all of its assets would be sold to Hercules Offshore, Inc., such sale being implemented through a Chapter 11 bankruptcy filing, citing heavy losses due to the slow issuance of shallow water drilling permits in the U.S. Gulf of Mexico following the Macondo well blowout and other factors.

Mr. Snider brings to the Company leadership experience, including as a public company Chief Executive Officer, and nearly 40 years of involvement in rotating equipment, with approximately 25 years dedicated to natural gas compression and processing.

Michael L. Underwood has been a member of our Board of Directors since August 2005. Mr. Underwood worked the majority of his 35-year career in public accounting at Arthur Andersen LLP, where he was a partner. He moved to Deloitte & Touche LLP as a director in 2002, retiring in 2003. Mr. Underwood currently serves on the board of directors of Chicago Bridge & Iron Company N.V. He holds a B.A. in Philosophy and Economics and a Masters Degree in Accounting from the University of Illinois.

Mr. Underwood brings to the Company leadership experience and over 35 years of public accounting experience, a significant portion of which was with publicly traded companies in the manufacturing industry.

Joseph C. Winkler III has been a member of our Board of Directors since May 2007. Mr. Winkler served as the Chairman and Chief Executive Officer of Complete Production Services, Inc., a provider of specialized oil and gas services and equipment in North America (“Complete”), from March 2007 until February 2012, at which time Complete was acquired by Superior Energy Services, Inc. Between June 2005 and March 2007, Mr. Winkler served as Complete’s President and Chief Executive Officer. Prior to that, from March 2005 until June 2005, Mr. Winkler served as the Executive Vice President and Chief Operating Officer of National Oilwell Varco, Inc., an oilfield capital equipment and services company (“Varco”), and from May 2003 until March 2005 as the President and Chief Operating Officer of the company’s predecessor, Varco International, Inc. From April 1996 until May 2003, Mr. Winkler served in various other capacities with Varco and its predecessor, including Executive Vice President and Chief Financial Officer. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a privately held provider of solids control equipment and services and coil tubing equipment to the oil and gas industry, which was acquired by Varco in April 1996. Prior to joining D.O.S., Ltd., he was Chief Financial Officer of Baker Hughes INTEQ, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/Telco and Milpark Drilling Fluids. Mr. Winkler has served as a member of the board of directors of Commercial Metals Company, a vertically integrated, Fortune 500 steel company that recycles, manufactures, fabricates and trades steel globally, since June 2012, and Hi-Crush Partners LP, a domestic producer of a specialized mineral used to enhance the recovery rates of hydrocarbons from oil and natural gas wells, since August 2012. Mr. Winkler received a B.S. degree in Accounting from Louisiana State University.

Mr. Winkler has many years of operational, financial, international and capital markets experience, a significant portion of which was with publicly traded companies in the oil and gas services, manufacturing and exploration and production industries. He served as the Chairman and Chief Executive Officer of a public company that provided specialized oil and gas services and equipment.

EXECUTIVE OFFICERS

The following table sets forth the name, position and age (as of April 17, 2015) of each of our current executive officers:

Name	Age	Office or Position Held
Vincent R. Volpe Jr.	57	President and Chief Executive Officer
Jan Kees van Gaalen	58	Executive Vice President and Chief Financial Officer
Raymond L. Carney Jr.	47	Vice President, Controller and Chief Accounting Officer
Mark F. Mai	54	Vice President, General Counsel and Secretary
Luciano Mozzato	58	Executive Vice President, Services Worldwide
Gustavo Nechar	48	Vice President, Human Resources
Jesus Pacheco	57	Executive Vice President, New Equipment Worldwide
Christopher Rossi	50	Executive Vice President, Global Operations
Jerome T. Walker	51	Executive Vice President, Global Solutions

Vincent R. Volpe Jr. is our President and Chief Executive Officer and has served as a member of our Board of Directors since October 2004. Mr. Volpe has been with Dresser-Rand Group Inc., its affiliates and predecessor companies to the business since 1981. He has held positions in Engineering, Marketing and Operations residing and working in various countries, including: Applications Engineer in Caracas, Venezuela; Vice President Dresser-Rand Japan in Tokyo, Japan; Vice President Marketing and Engineering Steam and Turbo Products in Olean, New York; Executive Vice President European Operations in Le Havre, France; and President Dresser-Rand Europe in London, U.K. In January 1997, Mr. Volpe became President of Dresser-Rand Company’s Turbo Product Division, a position he held until September 2000. In April 1999, he assumed the additional role of Chief Operating Officer for Dresser-Rand Company, responsible for worldwide manufacturing, technology and supply chain management, serving in that position until September 2000. Mr. Volpe became President and Chief Executive Officer of Dresser-Rand Company in September 2000. He has served as an independent director of FMC Corporation since 2007. Mr. Volpe earned a B.S. in Mechanical Engineering and a B.A. in German literature, both from Lehigh University.

Jan Kees van Gaalen has been our Executive Vice President and Chief Financial Officer since May 2013. Prior to joining the Company, he served as the Vice President and Treasurer of Baker Hughes Inc. (“Baker Hughes”), a public company and leading provider of drilling, formation evaluation, completion and production products and services to the oil and gas industry, from January 2008 to April 2013. Prior to joining Baker Hughes, Mr. van Gaalen served as the Chief Financial Officer and Vice President Finance for PT Inco Tbk, the publicly traded Indonesian subsidiary of Vale Inco Ltd., based in Jakarta, Indonesia, from 2004 to 2008. Prior to this he held a variety of finance positions with Anglo American plc, Carlton Communications plc and Schlumberger Ltd. in France, the United Kingdom, Venezuela, Brazil and South Africa. He is fluent in English, German, Dutch, Portuguese, French, and Spanish. Mr. van Gaalen received his bachelor’s degree in economics from the Erasmus University in Rotterdam, Netherlands and his MBA from the HEC Management School in France.

Raymond L. Carney Jr. joined Dresser-Rand in August 2008 as Corporate Controller and was elected to the position of Vice President, Controller and Chief Accounting Officer in November 2008. Prior to joining the Company, Mr. Carney worked for Alcoa, Inc., an aluminum producer, between 2002 to 2008, where he was Group Controller from 2006 to 2008 for a $10 billion global division and headquartered in New York City and previously served as Manager of Financial Transactions and Policy. Prior to his time with Alcoa, he spent 13 years with Ernst & Young, a big four public accounting firm, in their Pittsburgh office serving a variety of clients including several that were publicly owned. Mr. Carney is a Certified Public Accountant (CPA) with a BS from the Pennsylvania State University.

Mark F. Mai has been our Vice President, General Counsel and Secretary since October 2007 and acted as our Vice President, Human Resources from October 2010 to June 2011. Prior to October 2007, Mr. Mai held various positions at Cooper Industries, an international manufacturing company, between 1991 and 2000 and between 2003 and 2007. As Cooper’s Associate General Counsel, Corporate, from 2003 until 2007, Mr. Mai led a team that handled the legal needs of Cooper’s business operations and its mergers and acquisitions. As Cooper’s Associate General Counsel, Litigation from 1999 to 2000, he managed Cooper’s global litigation issues. From 2000 to 2003, Mr. Mai was a partner at the law firm of Thompson & Knight LLP, heading up the Corporate and Securities practice for its Austin, Texas office. Mr. Mai earned a B.B.A. with a concentration in finance from the University of Notre Dame and a J.D. from the University of Texas.

Luciano Mozzato has been our Executive Vice President, Services Worldwide, responsible for all Product Services including Field Operations since January 2009. Mr. Mozzato has held a variety of leadership positions in sales, operations, and the aftermarket business within United Technology’s Otis Elevator division, the world’s largest company in the manufacture, installation and service of elevators, escalators and moving walkways, including from 2004 until 2008 as Vice President and General Manager of their Latin America business and Vice President and General Manager of their Italian subsidiary. In addition, Mr. Mozzato served as the Vice President of Global Supply Chain and Logistics Worldwide from 2000 until 2004. Prior to that he served in United Technology’s Italian subsidiary as Product Director, Director of Engineering, and Field Service Manager. He started his career as a mechanic and earned a diploma in electronic engineering from the ITI Institute in Italy. Mr. Mozzato also holds a Bachelor of Science in Mechanical Engineering from Hartford University in the U.S.

Gustavo Nechar has been our Vice President of Human Resources since June 2011. In this leadership position, Mr. Nechar has principal responsibility for the human resources function and related administrative functions of the Company and its affiliates throughout the world. From April 2009 until joining the Company, Mr. Nechar served as the Manufacturing & Logistics Global HR Leader of WABCO Vehicle Control Systems, a provider of electronic, mechanical and mechatronic products for commercial truck, trailer, bus and passenger car manufacturers. Prior to joining WABCO, he spent 11 years with Valeo, Inc., which focuses on the design, production and sale of components, integrated systems and modules for the automotive industry, where he held a variety of roles of progressive responsibility within the human resources function, including as the Human Resources Director of Valeo Interior Controls (from September 2008 through March 2009) and Valeo Service (from December 2005 through August 2008). Mr. Nechar earned a BA from Faculdades Metropolitanas Unidas in Sao Paolo, Brazil and has broad international experience in performance and talent management, leadership development, compensation, training and staffing. He has been responsible for human resources programs and projects worldwide and is fluent in English, French, Portuguese and Spanish.

Jesus M. Pacheco was appointed Executive Vice President, New Equipment Worldwide in June 2007. He is responsible for all company new equipment sales and client services worldwide. Mr. Pacheco has been with Dresser-Rand Group Inc., its affiliates and predecessor companies to the business since 1990. He has held various leadership positions in Application Engineering, Extended Scope and Marketing for Dresser-Rand Company, including responsibilities as Regional Director for the former Soviet Union, based in London, UK, and Marketing Manager for the European Served Area (Europe, Africa and the Middle East) based at our manufacturing facility in Le Havre, France. From January 1999 to August 2000, Mr. Pacheco served as Vice President, Client Services for the Latin America Region. He assumed Client Services responsibilities for the Americas Region in August 2000, expanding them to include the European Served Area in July 2006. Mr. Pacheco has over 30 years of experience in the global energy industry, including 8 years with a major oil and gas operator in Venezuela, working with compressors, turbines and compression facilities for process, oil and gas applications. Mr. Pacheco earned a BSE in Mechanical Engineering and a BS in Economics from the University of Michigan at Ann Arbor.

Christopher Rossi has served as our Executive Vice President, Global Operations since September 2012, with responsibility for Dresser-Rand’s Product Manufacturing Operations and certain related functions, including Supply Chain Management, Process Innovation and Information Technology and the Company’s Engineering Support Center and Materials Logistics Center. Mr. Rossi has been with Dresser-Rand Group Inc., its affiliates and predecessor companies to the business since 1987. He has held various leadership positions within Dresser-Rand in the areas of Engineering, Production, Supply Chain Management, Sales and Business Development. He served as Vice President, Technology and Business Development from January 2009 to September 2012. From February 2007 until December 2008, Mr. Rossi was our Executive Vice President, Product Services Worldwide. In that role, he had worldwide responsibility for sales of our aftermarket parts and services business. Prior to that, he was Vice President and General Manager, North American Operations, from October 2003 to February 2007, and was responsible for all U.S. plants and worldwide development engineering. Mr. Rossi served as Vice President and General Manager Painted Post Operation from February 2001 to October 2003 and as Vice President, Supply Chain Management Worldwide, from March 1998 to January 2001. Mr. Rossi earned a B.S.M.E. from Virginia Tech and an M.B.A. in Corporate Finance and Operations Management from the University of Rochester’s Simon School of Business.

Jerome T. Walker was appointed Executive Vice President of a newly formed Global Solutions organization in September 2012. Global Solutions is responsible for developing and deploying comprehensive projects and programs that meet client needs and drive growth. The organization includes: Technology Development & Commercialization, Marketing & Global Business Solutions, Mergers & Acquisitions, Regional Business Leadership for high growth / emerging geographies and a newly created Program Management Operation to execute large, complex projects. He served as our Vice President and General Manager, Americas and Asia Pacific, from January 2009 to September 2012, and as General Manager, Olean from September until December 2008. Prior to joining Dresser-Rand, Mr. Walker held various senior leadership roles at Honeywell International, a diversified technology and manufacturing company, between 1993 and 2008. His most recent position was Vice President of Global Operations from 2005 to 2008 where he led all aspects of Manufacturing, Supply Chain and Project Operations for Honeywell’s global industrial automation and control business. Prior to that, he led Honeywell’s Europe, Middle East and Africa industrial business unit for three years as Vice President and General Manager, based in Brussels, Belgium. He also served as Vice President of Sales, Vice President of Business Development and Director of Marketing at Honeywell. He started his career in operations at the BP (formerly Amoco) Whiting Refinery outside Chicago and also worked in Product Marketing at Emerson Electric. He has served as an independent director of MFRI, Inc. since June 2014. Mr. Walker has a BS in Chemical Engineering from The University of Notre Dame and an MBA from Northwestern University Kellogg Graduate School of Management.

CORPORATE GOVERNANCE AND RELATED MATTERS

We are committed to proper corporate governance and to conducting our business with ethics and integrity. In furtherance of these commitments, our Board has adopted Corporate Governance Guidelines, developed and recommended by the Nominating and Governance Committee of our Board, and the Code of Conduct, which describes the basic ethical principles that guide the conduct of our directors, officers and employees. The Corporate Governance Guidelines, together with our by-laws, the charters of each of our Board committees and the Code of Conduct, provide the framework for DRC’s corporate governance.

A complete copy of each of these documents may be found under the Corporate Governance portion of the Investors link on the Company’s website (www.dresser-rand.com). In addition, any stockholder may obtain, free of charge, a print copy of these documents by submitting a request in writing to our Corporate Secretary at our executive office at West8 Tower, Suite 1000, 10205 Westheimer Road, Houston, Texas 77042.

Majority Voting for Directors

In February 2012, the Board, upon the recommendation of the Nominating and Governance Committee, adopted a majority voting standard for uncontested elections of directors. Under this standard, nominees in uncontested elections are elected by a majority of the votes cast. This means that such a nominee for director must receive more “FOR” votes than “AGAINST” votes in order to be elected. In contested elections, where the total number of director nominees exceeds the number of directors to be elected, the nominees will be elected by a plurality of the votes cast. Our Board has also adopted a director resignation policy requiring any incumbent director who fails to receive more “FOR” votes than “AGAINST” votes in an uncontested election to tender to the Board his or her offer to resign (unless the director previously tendered an irrevocable, conditional offer to resign). The Board shall, no later than 90 days after certification of the election results, consider the resignation offer and any committee recommendations and determine whether to accept the director’s offer to resign. The director whose resignation offer is under consideration may not participate in any related Board or committee proceedings.

The Board of Directors and its Committees

The Board of Directors held 17 meetings in 2014, either in person or by telephone. Each director attended at least 75% of all Board and applicable committee meetings during 2014. Directors are encouraged to attend stockholder meetings. All directors attended the 2014 Annual Meeting. In connection with each of the quarterly Board meetings, the non-management directors will meet in executive session without any employee directors or members of management present. If the Board convenes a special meeting, the non-management directors may meet in executive session if the circumstances warrant. The independent Chairman of the Board presides at each executive session of the non-management directors.

The Board of Directors has standing Audit, Compensation, and Nominating and Governance Committees. The committee members are as follows:

Name	Audit	Compensation	Nominating and Governance
Rita V. Foley	X	X
Louis A. Raspino	X	X*
Philip R. Roth	X		X*
Stephen A. Snider		X	X
Michael L. Underwood	X*		X
Joseph C. Winkler III		X	X

*	Chairman.

The Audit, Compensation and Nominating and Governance Committees held 9, 9, and 4 meetings, respectively, in 2014.

The principal responsibilities and functions of the Audit Committee, Compensation Committee, and Nominating and Governance Committee are summarized below and described in more detail in the written charters adopted by the Board, each of which may be found under the Corporate Governance portion of the Investors link on the Company’s website (www.dresser-rand.com). DRC’s Corporate Governance Guidelines also are available on the Corporate Governance portion of the Investors link on the Company’s website. In addition, any stockholder may obtain a print copy of these charters or DRC’s Corporate Governance Guidelines by contacting our Corporate Secretary.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee currently consists of Michael L. Underwood, who serves as Chairman, Rita V. Foley, Louis A. Raspino and Philip R. Roth. The Board has determined that each of the Audit Committee members is “financially literate,” and that each of Michael L. Underwood, Louis A. Raspino and Philip R. Roth is an Audit Committee “financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee’s authorities and responsibilities include: (1) appointing, compensating, retaining, evaluating, overseeing and terminating the independent auditors; (2) pre-approving all auditing services, internal control-related services and permitted non-audit services by the independent auditors; (3) retaining independent legal, accounting and other advisors to the extent it deems necessary; (4) making regular reports to and reviewing with the full Board any issues that arise with respect to the quality or integrity of the Company’s financial statements, compliance with legal or regulatory requirements, performance and independence of the independent auditors, or performance of the internal audit function; (5) reviewing and reassessing the adequacy of the Committee’s charter annually and recommending any proposed changes to the Board; (6) conducting an annual performance self-evaluation; (7) preparing a report as required by the rules of the SEC to be included in the Company’s annual meeting proxy statement; and (8) taking such other actions as it deems necessary or appropriate in meeting its responsibilities. The Audit Committee operates under a written charter adopted by the Board, a copy of which may be obtained as described above.

The Board has concluded that Ms. Foley and Messrs. Underwood, Raspino and Roth are “independent” as defined by the applicable SEC and NYSE standards for purposes of serving on the Audit Committee.

Nominating and Governance Committee

Our Nominating and Governance Committee currently consists of Philip R. Roth, who serves as Chairman, Stephen A. Snider, Michael L. Underwood and Joseph C. Winkler III. The Nominating and Governance Committee’s authorities and responsibilities include: (1) retaining, compensating and terminating search firms used to identify director candidates and legal and other advisors as the Committee deems necessary; and (2) conducting an annual performance self-evaluation and reviewing and assessing the adequacy of the Committee’s charter and recommending changes to the Board. To the extent deemed necessary or appropriate, the Committee will: (i) develop, recommend and review annually the Company’s Corporate Governance Guidelines; (ii) establish criteria for the selection of new directors to serve on the Board, including any policies regarding the consideration of director candidates recommended by stockholders; (iii) identify, screen and recommend to the Board the nominees to be proposed by the Company at the annual meeting of stockholders, or fill vacancies on the Board, based on an assessment of each nominee’s particular experience, qualifications, attributes or skills and potential to contribute to diversity, and recommend changes in the size of the Board; (iv) assess the independence of the directors, assess the financial literacy of each Audit Committee member, and review the experience of the Audit Committee members in light of the attributes of an “audit committee financial expert,” and in each case make a recommendation to the Board; (v) review the material facts of all “Interested Transactions” that require the Committee’s approval under the Company’s Related Party Transaction Policies and Procedures and determine whether to approve such transactions; (vi) review and evaluate the leadership structure of the Board; (vii) review the Board committee structure and composition and recommend to the Board directors to serve as members of each committee; (viii) oversee the annual evaluation of management, the Board, the directors, and Board committees; (ix) establish criteria for and lead the annual performance self-evaluation of the Board and monitor annual committee performance self-evaluations; (x) establish director policies and guidelines for retirement and stock ownership; (xi) oversee director orientation and continuing education; (xii) review whether continued Board or committee participation is appropriate in light of employment changes and/or service on additional boards of other companies; and (xiii) establish the compensation and benefits of directors and Board committee members.

The Nominating and Governance Committee operates under a written charter adopted by the Board, a copy of which may be obtained as described above. The Board has made an affirmative determination that Messrs. Roth, Snider, Underwood and Winkler are independent.

Prospective director nominees are identified through the contacts of the directors or members of senior management, by stockholders or through reputable search firms. Once a prospective director nominee has been identified, the Nominating and Governance Committee makes an initial determination as to whether to conduct a full evaluation of the candidate based on the information provided to the Committee and the Committee’s own knowledge of the candidate, which may be supplemented by the Committee through its own inquiries. If the Committee determines that additional consideration is warranted, it may request a professional search firm to gather additional information about the candidate. The Committee will evaluate director nominees, including nominees that are submitted to DRC by a stockholder, taking into consideration certain criteria, including the candidate’s industry knowledge and experience, wisdom, integrity, actual or potential conflicts of interest, skills such as understanding of finance and marketing, and educational and professional background. The Committee will also assess the candidate’s qualifications as an independent director under the current independence standards of the NYSE. In addition, the Committee will consider the prospective candidate in light of the current composition of the Board and the collective Board members’ skills, expertise, industry and regulatory knowledge, and diversity of perspectives. The candidate must also have time available to devote to Board activities and the ability to work collegially and to serve the interests of all stockholders. In the case of candidates recommended by stockholders, the Committee will also consider the capability of the candidate to discharge his or her fiduciary obligations to all stockholders. As necessary, DRC may engage the services of a third party for a fee to identify and evaluate prospective nominees.

In determining whether to recommend a director for re-election, the Nominating and Governance Committee considers the director’s past attendance at meetings and participation in and contribution to the activities of the Board.

Compensation Committee

Our Compensation Committee currently consists of Louis A. Raspino, who serves as Chairman, Rita V. Foley, Stephen A. Snider and Joseph C. Winkler III. The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to DRC’s compensation programs, including those programs providing for the compensation of key employees and executives. The Compensation Committee’s authorities and responsibilities include: (1) annually reviewing and assessing the adequacy of the Committee’s charter in light of developments in compensation practices, related governance standards and applicable legislation and regulations, and recommending changes to the Board; (2) forming and delegating specific responsibilities on a project or issue basis to a sub-committee or other authorized individual; (3) conducting an annual performance self-evaluation; (4) selecting, retaining, terminating and assessing the independence of consultants to the Committee, including an independent compensation consulting firm to assist in the evaluation of executive officer compensation; (5) establishing and reviewing, periodically, the overall compensation philosophy of the Company; (6) reviewing and approving the goals and objectives relevant to CEO compensation, including annual performance objectives, subject to the oversight of the independent directors of the Board; (7) recommending for approval by the independent directors of the Board the CEO’s compensation; (8) for other executive officers, reviewing the goals and objectives relevant to their compensation programs and the relative benchmarks and benchmarking process used to establish the awards and reviewing and approving the CEO’s annual recommendations for their compensation; (9) preparing and providing the Compensation Committee report on executive compensation in the annual proxy statement and reviewing and participating in the development of the narratives and tables to be included in the Compensation Discussion and Analysis in the annual proxy statement; (10) reviewing and discussing with management the proxy disclosures relating to, considering whether to adjust any executive compensation practices in light of, and reviewing and recommending to the Board the frequency of, the stockholder advisory vote on executive compensation; (11) reviewing, at least annually, the Company’s compensation policies and practices of compensating its employees, including non-executive officers, as they relate to the Company’s risk management practices and risk-taking initiatives, and determining whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company; (12) reviewing, at least annually, management’s recommendations for the Company’s annual incentive plan, its competitiveness and financial implications of funding and payouts, including associated award criteria; (13) reviewing and approving aggregate annual incentive plan payments and individual incentive payments to the executive officers other than the CEO; (14) reviewing and approving all executive perquisite programs, if any; (15) monitoring and approving the Company’s long-term incentive programs; (16) reviewing and approving all employment and compensation agreements and contracts for executive officers; (17) reviewing and approving severance and change-in-control protection offered by the Company to its employees; (18) reviewing and approving stock ownership guidelines for executives and monitoring compliance with such guidelines; (19) reviewing and approving any clawback policy allowing the Company to recoup compensation paid to employees; and (20) providing recommendations to the Board on such programs that are subject to Board approval. The Compensation Committee has adopted a written charter, a copy of which may be obtained as described above.

More information describing the Committee’s processes and procedures for considering and determining executive compensation, including the role of consultants in determining or recommending the amount or form of director and executive compensation is included in the Compensation Discussion and Analysis.

The Board, as recommended by the Nominating and Governance Committee, has concluded that Ms. Foley and Messrs. Raspino, Snider and Winkler are “independent” as defined by the applicable SEC and NYSE standards for purposes of serving on the Compensation Committee.

Compensation Consultant Independence

The Compensation Committee retained Frederic W. Cook & Co. Inc. (“FWC”) in September 2011, as its outside expert compensation consulting firm to assist the Compensation Committee with its responsibilities related to the Company’s executive and non-employee director compensation programs.

FWC provided analysis/perspectives to the Board or the Compensation Committee on the following items related to Dresser-Rand’s 2014 executive compensation programs: dilution and overhang levels vs. peers, analysis of stockholder value transfer vs. peers, change in control severance analysis, perspectives and details on performance-based equity programs, typical long-term incentive vehicle prevalence and weighting, peer group evaluation, updates on regulatory environment, analysis of equity-related retirement provisions, incentive plan analysis, review of incentive compensation targets and payouts over the past three years, review of executive compensation and other matters discussed herein. In addition, FWC provided analysis/perspectives to the Nominating and Governance Committee on the Dresser-Rand 2014 non-employee director compensation program, including a review of each of the Company’s director compensation components as compared to the independent director compensation practices of the same peer companies selected for analysis of executive compensation. FWC did not provide any services to Dresser-Rand during 2014 other than those relating to the Company’s executive and non-employee director compensation programs.

The Board and the Compensation Committee have established the following procedures with regard to Committee consultants:

•	The Committee has the sole authority to retain, obtain the advice of and terminate any compensation consultant, independent legal counsel or other adviser;

•	The Committee may select such a consultant only after considering the consultant’s independence from the Company and management;

•	Each consultant has direct access to the Committee without management intervention;

•	The Committee evaluates the quality and objectivity of the services provided by the consultant each year and determines whether to continue to retain the consultant; and

•	The Committee has established protocols governing if and when the consultant’s advice and recommendations may be shared with management, which protocols are included in the consultant’s engagement letter.

The Compensation Committee has assessed the independence of FWC as required by the Committee’s charter, as referenced above, and concluded that FWC is independent from the Company and management and that FWC’s work has not raised any conflicts of interest. The conclusion is based on the Committee’s procedures and the fact that FWC’s services are limited to compensation consulting.

Diversity

The Company believes that a diverse board has benefits that can enhance the performance of the Company. The Nominating and Governance Committee charter provides that the Nominating and Governance Committee is responsible for establishing criteria for the selection of new directors to serve on the Board, including any policies regarding the consideration of director candidates recommended by stockholders. The charter provides that the Committee will identify, screen and recommend nominees to the Board based on an assessment of each nominee’s particular experience, qualifications, attributes or skills and potential to contribute to diversity. As described above, the Committee reviews and assesses its performance and the adequacy of its charter annually. The Corporate Governance Guidelines emphasize that, as noted above, collectively Board members will bring to the Company a broad range of complementary and diverse skills, expertise, industry and regulatory knowledge, and diversity of perspectives in order to build a capable, responsive, and effective Board.

Mandatory Retirement Age

The Board of Directors revised its policy to provide that no individual will be nominated for election or re-election to the Board if such individual has reached the age of 72 on January 1st of the calendar year in which the election or re-election of such nominee shall be submitted to a vote of the stockholders of the Company.

Board Resignation

The Board of Directors adopted a policy that, prior to any change of a director’s employment during his or her tenure as a director, that director shall offer to tender his or her resignation for consideration by the Board of Directors. After proper evaluation, the Board shall advise the director of its decision whether to accept or reject the offer.

Succession Planning

The Board plans for succession to the position of Chief Executive Officer as well as certain other senior management positions. To assist the Board, the Chief Executive Officer annually provides the Board with an assessment of senior managers and of their potential to succeed him. He also provides the Board with an assessment of persons considered potential successors to certain senior management positions. The Board meets annually to evaluate such succession and to oversee the Company’s management development process. The Nominating and Governance Committee has adopted a procedure to facilitate communication and outline a process in the event our Chief Executive Officer is unable to perform his duties due to unforeseen circumstances.

Risk Management Oversight and Board Leadership Structure

Our full Board oversees our executive officers’ identification and management of risks of the Company, with the Audit, Compensation, and Nominating and Governance Committees overseeing risks in accordance with each Committee’s charter. The Board’s oversight is fostered by the leadership structure of the Board, as the Chairman of the Board and each Committee chairperson are independent directors.

Mr. Macaulay has served as our Chairman of the Board since October 2004, including during the period in which an affiliate of First Reserve, the company for which he also serves as Chairman, Chief Executive Officer and a Managing Director, had a controlling interest in the Company. Correspondingly, Mr. Volpe has served as President and Chief Executive Officer since October 2004 and, prior to that, in various capacities as discussed in Mr. Volpe’s biographical summary set forth above under “Executive Officers.”

These roles have been split historically based on the talents, experience and contributions that each of the two leaders provides to the organization and based on the Board’s then and current opinion that the separate contributions are of value to the Company.

The Board sets an appropriate “tone at the top” with a commitment to maximizing stockholder returns while maintaining the highest standards of business ethics, governance and integrity. The Board reviews and provides guidance to our management in developing our long range plans and annual operating plans as well as individual objectives of our executive officers. The Board has promoted the formation of our Enterprise Risk Council, chaired by the Chief Executive Officer and facilitated by the Director of Global Risk Management. The Council’s membership is comprised of senior managers from across all functions of the Company. In concert with the Company’s annual assessment of its strengths, weaknesses, opportunities and threats, the long range plan and the annual operating plan, the Council identifies and assesses the Company’s risks, including strategic, operational, financial reporting and compliance risks. The Council is responsible for mitigating such risks and monitoring the Company’s progress. Its findings are communicated to the Board quarterly.

Risk Assessment of Compensation Programs

The Charter of the Compensation Committee requires it to review, at least annually, the Company’s policies and practices of compensating its employees, including non-executive officers, as they relate to the Company’s risk management practices and risk-taking initiatives and to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. The Committee successfully completed this review on March 9, 2015. During this review, the Committee concluded that any risks arising from the Company’s compensation policies and practices for its employees were not reasonably likely to have a material adverse effect on the Company.

Code of Conduct

DRC has a Code of Conduct that applies to all employees, executive officers and directors of DRC. The Code of Conduct is posted on DRC’s website, www.dresser-rand.com, and is available in print upon written request by any stockholder at no cost. The request should be submitted to DRC, c/o Mark F. Mai, West8 Tower, Suite 1000, 10205 Westheimer Road, Houston, Texas 77042. Any waiver of any provision of the Code of Conduct granted to an executive officer or director may only be made by the Board or a Committee of the Board authorized to do so and will be promptly disclosed on DRC’s website at www.dresser-rand.com or in a report on Form 8-K.

Prohibitions on Pledging and on Hedging and Other Derivative Transactions

For a discussion of our prohibitions on pledging stock, as well as on hedging and other derivative transactions, please see “Executive Compensation — Compensation Discussion & Analysis — Other Aspects of Executive Compensation” below.

Merger/Business Combinations

The Company does not require a super-majority vote to approve mergers/business combinations pursuant to the Company’s Amended and Restated By-laws.

Communications with the Board

Stockholders and other parties may communicate with one or more members of the Board, the Chairman of the Board, or the non-management Directors as a group by the following means:

E-Mail:	mmai@dresser-rand.com
Mail:	Board of Directors
	Attn:	Corporate Secretary West8 Tower, Suite 1000 10205 Westheimer Road Houston, TX 77042

Stockholders and other parties should clearly specify in each communication the name of the individual director or group of directors to whom the communication is addressed. Stockholder and other party communications will be promptly forwarded by the Secretary of DRC to the specified Director addressee. Communications addressed to the full Board of Directors or the group of non-management directors will be forwarded by the Secretary of DRC to the Chairman of the Board. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of the Chairman of the Audit Committee and handled in accordance with procedures established by the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires DRC’s directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of DRC’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of DRC’s equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish DRC with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, DRC believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2014, were met in a timely manner by its directors, executive officers, and greater than ten percent (10%) beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Introduction. We believe executive compensation has a direct impact on the Company’s business performance and, therefore, on stockholder value. Our goal is to design and implement an executive compensation program that attracts and retains talented executive officers and that aligns their interest with that of the Company’s stockholders over the long term and also takes into account the volatile markets in which we do business. We also believe an effective program should reinforce the Company’s corporate objectives in simple and easy to understand ways and be flexible enough to remain effective in each of the global employment markets in which the Company operates. To that end, the Compensation Committee, which we refer to as the “Committee,” working with the Company’s human resources compensation team and outside advisors, has designed a program to:

•	align financial interests of the Company’s leadership with that of its stockholders;

•	promote consistent and long-term growth and stability;

•	attract, retain and engage talented executive officers;

•	reward individuals for overall Company, functional and business unit results; and

•	recognize individual responsibility, leadership, teamwork, performance, potential, skills, knowledge, experience and impact.

In this section, we describe the policies and decisions related to the material elements of compensation for each of the Company’s named executive officers (“NEOs”) in 2014 in light of our goals and objectives. For 2014, these NEOs were as follows:

Name	Position
Vincent R. Volpe Jr.	President and Chief Executive Officer (“CEO”)
Jan Kees van Gaalen	Executive Vice President and Chief Financial Officer (“CFO”)
Christopher Rossi	Executive Vice President, Global Operations
Mark F. Mai	Vice President, General Counsel and Secretary
Jerome T. Walker	Executive Vice President, Global Solutions

2014 Stockholder Vote on Executive Compensation. The Committee considered, and will continue to consider, the outcome of the non-binding advisory stockholder vote on executive compensation. At the Company’s annual meeting of stockholders held on May 6, 2014, over 97% of votes cast by stockholders approved the advisory resolution on the Company’s executive compensation program. The Committee viewed this strong level of support as continued approval by stockholders of the Company’s pay-for-performance philosophy and, accordingly, did not make any changes to the executive compensation programs as a result of the vote. At a special stockholders meeting held on November 20, 2014, over 93% of the votes cast by stockholders approved, on a non-binding, advisory basis, certain compensation that will or may be paid by the Company to its named executive officers that is based on or otherwise related to the Merger. At the 2011 annual meeting of stockholders, over 80% of votes were cast in favor of holding the vote on the advisory resolution on executive compensation on an annual basis, as recommended by the Board of Directors. In light of and consistent with these voting results, the Company intends to continue to hold future votes on the advisory resolution on executive compensation on an annual basis until such time as the Board determines that a different frequency for such non-binding advisory votes is in the best interests of stockholders.

Compensation Philosophy. In order to support the guiding principles outlined above, the Company’s executive compensation program has been designed as follows:

What We Do
Pay for Performance. A significant portion of the compensation of executives is based on performance of the Company and the executive’s functional or business unit; for the CEO and CFO, at least 70% of their targeted total direct compensation is variable and over half is tied to performance. For the remaining NEOs, at least 60% of their targeted total direct compensation is variable. Total direct compensation is defined as base salary, target annual incentive opportunity and target long-term incentive opportunity.

Short- and Long-Term Balance. The Company promotes and rewards actions that balance short-term strategies with long-term growth and stability using a variety of financial and non-financial metrics (e.g., operating income, net working capital as a % of sales, total shareholder return, and safety).

Target Executive Compensation at the Median. All elements of target compensation are set in a range around the median of similarly-situated executives among the Company’s survey or peer group data. However, the competitive positioning of target compensation levels for individual executives may vary above or below the median based on executive-specific factors such as executive’s individual responsibility, leadership, teamwork, performance, potential, skills, knowledge, experience and impact.

Stock Ownership Guidelines. NEOs are required to own a substantial amount of Company stock. As a multiple of base salary, the CEO is required to own 6x, the CFO 4x, and the remaining NEOs 3x. As of April 15, 2015, the CEO owned over 67x his base salary in Company stock.

Recoupment/Clawback Features. Included in the Company’s incentive programs are recoupment features in the event of a financial restatement, which serve to support good corporate governance.

Independent Compensation Consultant. The Committee retained Frederic W. Cook & Co., Inc. (“FWC” or “Advisor”) to serve as its independent executive compensation consultant. During 2014, FWC did not provide any other services to the Company.

What We Don’t Do
No Hedging or Pledging. The Company prohibits hedging or monetization transactions involving Company securities and it also prohibits pledging, including Company securities in margin accounts or pledging Company securities as a loan.

No Excise Tax Gross-Ups for Future Change in Control/Severance Plan Participants. None of the existing NEO Change in Control/ Severance agreements, except for the CEO’s pre-existing 2008 agreement, provide excise tax gross-ups. On April 30, 2009, the Committee adopted a policy providing that the Company will no longer enter into any new or materially amended agreements with executive officers providing for excise tax gross-up provisions with respect to payments contingent upon a change in control.

No Repricing of Underwater Stock Options. The Stock Incentive Plan, as adopted in 2008, does not permit repricing or exchanging stock options without stockholder approval.

No Guaranteed Bonuses. Consistent with the Company’s philosophy of placing the majority of executive compensation “at risk”, non-equity incentives are awarded only after achievement of pre-determined financial, operational or individual objectives.

No Payment of Dividends or Dividend Equivalents on Unearned Performance-Based Equity Awards. The vesting requirements under the Performance-based Restricted Stock Unit (“PSU”) program do not provide for dividends or dividend equivalents unless or until performance goals are attained.

No Excessive Perks. The Company provides limited perquisites, only related to benefits associated with employees on international assignment and made available to all employees.

2014 Key Financial and Strategic Performance and Executive Compensation Outcomes

The Company’s 2014 financial performance was adversely impacted by a confluence of events, principally related to the cost of the merger transaction, the price of oil and the movement in several non-U.S. dollar based trade currencies that mask what was otherwise a strong operating performance from the Company. While the Company did not achieve all of the targets set at the beginning of the year, management believes the Company is strong and is recognized as a leader in high speed rotating equipment and solutions for energy infrastructure globally. As a result, payouts under the compensation programs were a mix of above and below target payouts. Provided below is a summary of performance against key financial and strategic objectives, together with the compensation outcomes related to such objectives, which served to reinforce the Company’s executive compensation philosophy and strategies:

		Performance Highlights		Compensation Outcome
Key Financial Drivers	Total Shareholder Return (“TSR”)	For each of the performance periods beginning January 1 and ending December 31, TSR, as compared to Performance Peers, was as follows:
		January 2012 – December 2014: 56.2%, at the 73rd percentile		PSU vested at 145.4%
		January 2013 – December 2014: 49.9%, at the 89th percentile		PSU vested at 150.0%
		January 2014 – December 2014: 39.9%, at the 100th percentile		PSU vested at 200.0%
Net Income

Achieving planned net income was expected to require significant effort as the 2014 target represented a substantial increase over the prior year. Actual performance of *$191.6 million fell short of $217.0 million target

*  Performance includes exclusion of the impact of enumerated extraordinary items

Annual Incentive Program (AIP) Payout at 14.95%
	Net Working Capital	Below target objective of 16.0% and threshold performance level of 18.0%		AIP Payout at 0.0%
Key Strategic Drivers	Product Development	•	LNGo - Booked the first orders for the Company’s recently launched LNGo™ small-scale liquefied natural gas (LNG) technology.	Each NEO is measured on key strategic drivers, which include individual objectives such as: safety, strategic initiatives such as product development/launch, governance/compliance, leadership/talent management and operational excellence/ process improvement. The majority of performance related to the key strategic drivers was rated as either met or exceeded expectations under the individual objectives component of the 2014 AIP.
		•	DATUM I and ICS - Delivered and commissioned two compression modules applying the DATUM® I technology.
		•	Ramgen - Acquired assets of Ramgen Power Systems and established a Technology Center in Seattle, Washington, USA.
		•	Echogen - Completed testing and introduced the Echogen® waste heat recovery system.
		•	Ener-Core - Signed an agreement with Ener-Core Power, Inc. to combine its gas turbine and Ener-Core’s oxidizer technologies into a new system to generate clean energy.
	Safety	•	Sustained commitment to safety and the environment through increased efficacy in identifying unsafe work practices and focused on our environmental management systems, as a result of which we completed our Global ISO 14001 Certification
	Operational Excellence	•	Continued progress in operational excellence, cycle time reduction and value engineering / value improvements.
		•	Matured localization and infrastructure development in Saudi Arabia and Brazil.
		•	The aftermarket business also continued its strong performance, offsetting headwinds in the Middle East and Latin America.
		•	Improved net cash provided by operating activities versus prior year through working capital management

2014 Key Compensation Program Element Changes. During its review in 2013, of the 2014 program elements, the Committee, after presentation by management and in consultation with its Advisor, approved the following changes to the executive compensation program:

•	Performance-based Restricted Stock Units (“PSUs”). The Committee believes that aligning executive compensation with stockholder interests is an important component of the overall program. With that in mind, the following changes to the PSUs were implemented for 2014:

•	Increased weighting to 40% (increased from 30%) in order to shift more weighting and emphasis to performance-based long-term incentives; this resulted in a decrease in weighting for the time-based restricted stock units (“RSUs”) from 40% to 30%;

•	Capped vesting/payout at 100% if absolute total shareholder return (“TSR”) is negative, even if relative TSR is above the 50th percentile;

•	Increased maximum vesting/payout to 200% in order to align with typical market practice; and

•	Established minimum vesting/payout of 100% if absolute TSR achieved is 20% or greater.

•	Annual Incentive Program (“AIP”). Operating Income replaced with Net Income. In order to ensure focus on all key drivers of bottom-line income, including income derived from operations, while also considering the impact of non-operational items such as taxes, interest income, other income and expense, a significant portion of the annual incentive opportunity for the NEOs was based on Net Income. In addition total maximum payout opportunity was reduced from 250% to 200%.

The Company’s 2014 executive compensation program was weighted significantly towards performance over the longer-term, in alignment with stockholder interests. The chart below illustrates this pay-for-performance philosophy by comparing the CEO’s total compensation to the Company’s stock price appreciation, over a 5-year period.

Program Elements

Material elements of total direct compensation for 2014 for NEOs are listed below, together with the principal program objectives that we believe each element supports. The Committee sets the targets for all elements of compensation (e.g., base salary, short- and long-term incentive opportunity, benefits and perquisites) in a range around the median of similarly-situated executives among the Company’s survey or peer group data. However, the competitive positioning of target compensation levels for individual executives may vary above or below the median based on executive-specific factors, such as an executive’s individual responsibility, leadership, teamwork, performance, potential, skills, knowledge, experience and impact. The overall program at target is significantly weighted to provide rewards based on performance.

Other elements of executive compensation, which are designed to be market-competitive and necessary to attract and retain key talent, include:

•	Retirement benefits, comprised of qualified and non-qualified programs, and are described in more detail on pages 29.

•	Severance benefits, which are detailed beginning on page 40.

•	Perquisites, which are minimal and used in connection with programs outside the U.S.; perquisites are consistent with the International Assignment Guidelines (the “Guidelines”) and generally made available to employees on international or multi-location assignment.

While each of the NEOs receives healthcare and other benefits available to employees generally, we do not consider these to be a material part of annual compensation decisions for these officers. In 2012, however, in order to provide a mechanism for the early diagnosis and prevention of potential health issues, the Company introduced a new benefit, intended to promote and encourage annual physical exams for its key executive officers. The benefits paid in 2014 averaged $2,300.

Compensation Decision-Making Process

Roles in the Process. The Company’s compensation goals and objectives drive our decision-making process. Decisions about individual levels of each compensation element involve the participation of multiple parties, following a comprehensive, multi-step process. The key parties and their roles in the process are described below:

Party	Primary Role(s)
Compensation Committee (Composed of 4 Independent Directors)	•	Oversees all aspects of the executive compensation program, including selecting and structuring the elements of executive compensation
	•	Reviews and approves the CEO’s specific goals and objectives, subject to the oversight of the independent directors of the Board
	•	Recommends the CEO’s compensation for approval by the independent directors
	•	Exercises oversight for the other executive officers by approving goals and objectives, compensation levels, short- and long-term incentive program targets and award payouts
	•	Aligns the executive compensation program to best achieve the Company’s objectives and performance, considering the business strategy, talent needs and market trends
Independent Directors of the Board	•	Exercises oversight of CEO goals and objectives and approves the corresponding compensation for the CEO
Senior Management (CEO, VP-HR and General Counsel) and Director-Total Rewards	•	Makes recommendations regarding the potential structure of the executive compensation program, including input on key business strategies and objectives
	•	Makes recommendations regarding the pay levels of the executive officers, excluding the CEO
	•	Provides any other information requested by the Compensation Committee

Compensation Consultant (Frederic W. Cook & Co., Inc.)*	•	Serves as the Committee’s Adviser (“Adviser”, or “FWC”); advises the Compensation Committee on competitive market practices and trends, as well as regulatory changes as they relate to executive compensation
	•	Advises the Nominating and Governance Committee for Director compensation
	•	Provides, annually, proxy and survey data for the Company’s compensation peer group
	•	Presents information and benchmarking regarding specific executive compensation matters, as requested by the Compensation Committee
	•	Assists in the design of program elements
	•	Reviews management proposals and makes recommendations regarding pay for the CEO, as well as other Section 16 officers
*	The Committee assessed the independence of the Advisor under the applicable SEC and NYSE standards as required by its charter and concluded that the Advisor is independent from the Company and management and that the Advisor’s work has not raised any conflicts of interest.

Steps in the Process. The process for establishing executive compensation for each of the NEOs involves multiple steps as follows:

Step 1: Establishing and Assessing the Market. The process begins with a thorough review of relevant market data, which provides the broadly defined boundaries that we take into account in making specific awards. The Committee evaluates numerous factors before arriving at each specific determination. The use of market data coupled with an effort to individualize decisions for each executive reflects a philosophy of providing market competitive compensation, while at the same time rewarding individual responsibility, leadership, teamwork, performance, potential, skills, knowledge, experience and impact on the Company.

For purposes of assessing the market for executive compensation, we consider two types of market data: peer group data and broader based survey data. In 2014, we utilized peer group data as the sole basis for determining market competitive compensation levels for the CEO and CFO positions because we believe there was significant comparability in terms of position and responsibility with the corresponding positions at the peer companies. However, we also used broad based survey data for the remaining NEOs to ensure an appropriate match between position and responsibility for these officers.

Peer Group Data. Peer group data from publicly available proxy statements is collected. Based on data collected by the Advisor and the management team, the Committee determines which group of companies comprises the peer group based upon, among other things, similarities in:

•	Annual revenue;

•	Business cycles;

•	Types of investment risk;

•	Product offerings and customer base; and

•	Capitalization.

In the third quarter of 2013, with input from its Advisor, the Committee reviewed the peer group (“Compensation Peers”) with the objective of ensuring continued alignment between the attributes of the peer group companies with the Company’s stated objectives. During this review process two of the Compensation peers, Gardner Denver and Lufkin Industries, were eliminated from the group due to acquisition. In order to maintain a group of 18 peer companies that would continue to represent the types of companies with which Dresser-Rand competes for executive talent, a comprehensive review and filtering process was conducted by the Committee’s Advisor. This process involved first assessing current peers and confirming validity. Peers of peers as well as ISS and Glass Lewis-selected peers were also reviewed. Finally, a broad industry review within appropriate revenue and market cap parameters was conducted. The multi-step filtering process resulted in a decision to add Pall Corporation and The Timken Company as replacements for Gardner Denver and Lufkin. Both Pall Corporation and The Timken Company are in the general machinery industry, and including both companies positioned Dresser-Rand near the median of the 2014 peer group. At the time of the peer group review, the Company’s projected 2014 annual revenues and then current overall market capitalization value were generally between the 50th and 75th percentiles, in comparison to its peer group, as illustrated below:

	Annual Revenues(1)		Market Capitalization Value(2)
	50th	75th	50th	75th
Peer Group	$4,330	$5,330	$3,920	$7,103
Dresser-Rand	$3,880		$4,568

(1)	In millions; Peer group and Dresser-Rand Annual Revenues represent 2014 year-end estimate (as of August 2013), provided by management to the Committee’s Advisor as part of the executive compensation peer group review in the August 2013 Committee meeting.
(2)	In millions; Market Capitalization Value as of 06-30-2013 as part of executive compensation peer group review in the August 2013 Committee meeting.

For 2014, the Compensation Peers consisted of:

Cameron International Corporation	IDEX Corporation	RPC, Inc.
Crane Co.	Kennametal, Inc.	SPX Corporation
Donaldson Company, Inc.	Oceaneering International, Inc.	Superior Energy Services, Inc.
Flowserve Corporation	Oil States International, Inc.	Terex Corporation
FMC Technologies, Inc.	Pall Corporation	The Timken Company
Harsco Corporation	Pentair, Ltd.	Trinity Industries, Inc.

Survey Data. The Advisor has an extensive database of executive compensation data that it regularly collects and surveys from a broad range of public and private companies. In connection with our analysis of the compensation of the Company’s NEOs, the Advisor compiles survey data from a database of companies that would include those within our industry as well as other similar companies (e.g., manufacturing and energy-related) that are comparably-sized based on annual revenues. Together with the Advisor, the human resources compensation team identifies key job responsibilities for each NEO and then matches the job responsibilities to comparable job descriptions contained within the Advisor’s executive compensation survey sources for positions other than the CEO and CFO.

We use market data to provide a starting point for our evaluation of compensation levels for base salary, total cash compensation (i.e., base salary plus actual annual incentives), short-term incentive targets as a percentage of base salary and long-term incentives. For each of these elements of compensation, we identify position-comparable 25th, 50th (median), and 75th percentiles. These data points help set a general range of compensation levels for the NEOs and meet our positioning objectives. Each element is targeted at the median. However, where the actual level of compensation falls in relation to these end points is a function of several subjective factors, which are discussed below.

At least annually we compare the total compensation packages of the NEOs to market in order to proactively identify any variations that may be developing and to help ensure that the total compensation mix continues to meet our objectives. For 2014, the results of our compensation review (conducted using proxy data on peers) concluded that the mix of total compensation elements (at target) and their relative weights remain market competitive, as illustrated below. The following charts depict peer group allocation of the total target direct compensation for the CEO and CFO positions. This analysis indicates that the Company’s compensation mix remains in line with current market practice.

Step 2: Evaluating Individual Circumstances. To determine the appropriate use of the market data, we consider several person-specific factors. The CEO subjectively evaluates whether the responsibility, leadership, teamwork, performance, potential, skills, knowledge, experience and impact of each executive justifies special consideration in establishing the compensation awarded, and makes applicable recommendations to the Committee. The Committee considers the same factors with respect to the CEO’s compensation and makes any applicable recommendations to the independent directors of the Board.

Step 3: Finalizing the Decision. The independent directors of the Board evaluate the Committee’s recommendations with respect to the CEO’s compensation, including the Committee’s rationale for where particular elements fall within the market data, and for any exercise of discretion in the recommendation, and have the final authority to approve, disapprove or make changes to compensation recommendations for the CEO. For 2014, the independent directors of the Board unanimously approved all of the Committee’s recommendations for the CEO’s compensation.

The Committee makes a similar judgment about the CEO’s recommendations regarding the compensation of the other NEOs. For 2014, following a discussion with the Company’s management and the Advisor, during which the Committee provided feedback on the CEO’s recommendation, the Committee approved the CEO’s recommendations for the compensation of the other NEOs.

2014 Compensation Decisions. The results of the Company’s final compensation decisions for 2014 reflect the decision process described above. After taking into consideration the effect of individual circumstances for each position, total direct compensation established in 2014 for each of the NEOs was on average at approximately the 50th percentile as compared to the market. Changes from 2013 are provided below:

	Base Salary		Annual Incentive Target		Long-Term (Stock-Based) Award Value
Executive	2013	2014	2013	2014	2013	2014
Vincent R. Volpe Jr.	$940,000	$940,000	110%	110%	$4,000,000	$4,200,000
Jan Kees van Gaalen	$402,000	$442,200	60%	70%	$700,000	$950,000
Christopher Rossi	$412,800	$429,312	70%	70%	$950,000	$950,000
Mark F. Mai	$422,898	$439,813	65%	65%	$775,000	$800,000
Jerome T. Walker	$369,250	$388,451	70%	70%	$897,000	$950,000

Base Salaries

Base salary increases for all of the NEOs were effective in April 2014, averaged 4.6% overall, and were reflective of individual performance as well as relative market position.

Annual Incentive Program

The Company’s Annual Incentive Program (“AIP”) is an important component of the executive compensation program and is designed to reinforce the Company’s goals and strategic initiatives and reward executives for Company, functional, business unit and individual performance.

The Committee establishes the objectives of the AIP to ensure that the program aligns managements’ financial interests with those of stockholders. All of the NEOs are eligible for an annual incentive award under the AIP. For 2014, the independent directors of the Board approved the objectives, compensation and performance targets recommended by the Committee for the CEO.

Target incentive opportunity for Mr. van Gaalen, was increased in 2014 consistent with the Company’s philosophy of targeting compensation at the median.

Program Design, Targets and Management. The 2014 overall program design for the NEOs remained consistent with the 2013 program with one exception Net Income replaced Operating Income as the primary financial metric, as previously explained.

	Weighting	Performance Metric(s)

Financial Performance	60%	Consolidated Net Income
		•	Defined consistently with Generally Accepted Accounting Principles (“GAAP”), and as reported in the Company’s quarterly and annual financial statements

		•	Measured annually

	20%	Consolidated Net Working Capital (“NWC”)

		•	Defined as the net of: accounts receivables (less allowances for losses), inventories (net), prepaid expenses, accounts payable and accruals, and customer advance payments

		•	Measured as follows: NWC summed at the end of each of the 12 calendar months and divided by 12; this result is then divided by the annual consolidated sales to determine the NWC to sales ratio

Individual Objectives	20%	Strategic Initiatives
		•	Strategic financial, product development/launch and research and development objectives

Operational Performance/Execution & Process Improvement

		•	Operational efficiencies and business unit performance, especially in the areas of on-time delivery, cycle time reduction and cost of quality

		•	Administrative and operational process improvement

Governance, Compliance, Risk Management & Safety

		•	Sustainability / safety / enterprise risk management

Leadership & Talent Management

		•	Talent acquisition / management / development / succession planning

		•	Improvement in gender diversity

Financial Performance Metrics. The Committee believes that maximizing net income and minimizing NWC as a percentage of sales are direct contributors to increasing stockholder value, consistent with the Company’s strategic objectives. In reviewing and establishing the threshold, target and maximum values of each financial objective, the Committee considered both the aggregate cost of payments under various performance scenarios (threshold, target, maximum) as well as the analysis of the level of difficulty in achieving the program financial objectives.

Net Income. For 2014, payout levels were established based on specific levels of financial performance. The Company’s annual targeted performance was $217 million. Payout would begin after achievement of a minimum performance level (i.e., Threshold) of $185 million, and maximum payout (200%) would be earned after achievement of $245 million. The targeted performance level was established based on the Company’s Board-approved annual operating plan. Achieving planned net income was expected to require significant effort as the 2014 target represented a 29% increase over the prior year.

Figure 1

The following chart depicts the performance to payout relationship for the net income financial objective for the 2014 plan. The line illustrates the higher payout levels associated with higher YTD net income.

NWC. The target level for NWC as a percentage of total consolidated sales for 2014 was 16%. The threshold for payout under the 2014 NWC as a percentage of total consolidated sales objective began at 18%, 100% being available for performance of 16% and the maximum (200%) being available if the result was 14% (see Figure 2).

Figure 2

The following chart depicts the performance to payout relationship for the NWC financial objective for the 2014 plan. The line illustrates the higher payout levels associated with lower NWC as a percent of sales.

Individual Performance Metrics. The Committee reviewed four to five individual objectives for each NEO, and the 2014 individual objectives are identified on page 23. The independent directors of the Board determined that the CEO would have four individual objectives aligned under the areas of operational excellence, governance, people, and strategic initiatives. Each of these objectives supported the Company’s 2014 operating plan and were aligned with the Company’s long-range plan. These objectives:

•	were established at the beginning of the performance period, although they might have been impacted by changes in circumstances;

•	were qualitative or quantitative in nature; and

•	were weighted differently depending upon the level of challenge and impact of the objective and other factors associated with achieving each particular objective.

Consistent with the goal of recognizing individual responsibility, leadership, teamwork, performance, potential, skills, knowledge, experience and impact, the CEO submitted to the Committee his recommendations for individual objectives (and their associated weightings) for each of the NEOs, including himself. The Committee believes that these individual objectives reinforced the Company’s strategic objectives, both in achieving its annual objectives and the Company’s long-range plan. The specific performance criteria were customized for each NEO in order to maximize achievement of the Company’s objectives.

The Company establishes stretch targets for its financial metrics; the Net Income metric was capped at 200% of target, and the Net Working Capital metric was capped at 200% of target. The maximum payout that could be generated under the plan for the individual objectives was 200%. After reviewing the market data pertaining to maximum payout opportunities for the AIP, the Committee determined that the maximum total payout opportunity of 200% of target continued to be at the median market practice.

The Committee reviewed the financial and individual objectives for the other NEOs based on the CEO’s recommendations, and recommended to the independent directors of the Board the financial and individual objectives for the CEO. The Committee assessed the performance of the CEO against pre-established objectives at the end of the year and made payout recommendations to the independent directors of the Board. The Committee also reviewed and approved the individual objectives Mr. Volpe recommended for his direct reports, including the other NEOs.

2014 Program Performance and Payouts. The payout for 2014 was approximately 47% of target incentive, on average, for the NEOs. As part of the AIP year-end calculation process, the Company’s 2008 Stock Incentive Plan (the “Plan”), which governs the AIP, requires the impact of enumerated extraordinary items to be excluded. For 2014, in accordance with the Plan, the Committee made such adjustments for certain extraordinary items.

Financial Performance. The corporate financial performance targets and payout results for calculation of the 2014 Annual Incentive Program are described in detail below.

Net Income. In 2014, the Company achieved $122.7 million in Net Income against the target of $217.0 million. The Company’s 2014 net income for purposes of AIP was $191.6 million, as compared to the AIP target of $217.0 million, which reflects the exclusion of the impact of enumerated extraordinary items, is above the threshold level of performance, but below the target of $217.0 million.

Net Working Capital. In 2014, there was a modest reduction in our investment in working capital for the year ended December 31, 2014, compared to the significant increase in working capital for the year ended December 31, 2013. However, the Company did not achieve its targeted performance for incentive purposes due to a number of factors. In general, a slower pace of bookings relative to sales resulted in fewer milestone collection opportunities. Additionally, the sudden drop in oil prices in the second half of the year had a significant adverse impact on bookings especially for upstream projects as clients delayed the placement of orders for new equipment. Bookings in 2014 were also weighted more than expected toward National Oil Company (NOC) client’s whose processes are more bureaucratic in their payment approval processes, resulting in higher Days Sales Outstanding (DSO). The Company’s performance level of 20.1% for 2014 generated no payment under the 2014 AIP.

	Net Income	Net Working Capital
Target Performance Level	$217.0 MM		16.0%
Performance Achieved*	$191.6 MM		20.1%
		NWC (12-pt Avg)	$569.0 MM
		Annual Total Consolidated Sales	$2,812.00 MM
% Performance Achieved	88.3%		—

% Payout Earned (as % of Target)	14.95%		0.0%
* Reflects adjustments as described in the paragraph above, “2014 Program Performance and Payouts”.

Individual Objectives Performance. In early 2015, the CEO evaluated the performance of the other NEOs including the objectives listed above (on page 23) using various qualitative and quantitative criteria for each, with a view to determining an overall achievement rating for the individual objectives. In setting the overall achievement rating, the CEO also considered each executive’s own self-assessment of achievement, as well as his assessment of the difficulty the executive faced in achieving his objectives, including unforeseen factors that arose after the objectives were established. The Committee conducted a similar assessment with respect to the CEO’s performance toward his individual objectives, including reviewing the CEO’s self-assessment.

Guidance for payout percentages for the individual objectives component of the annual incentive calculation is based on performance achieved for each individual objective and the difficulty of achieving that objective. In assessing the level of difficulty, the CEO and/or the Committee considered the obstacles that each NEO faced in meeting his individual objectives, which may have been different (i.e., easier or harder) than what was expected when the objective was set. In 2014, a multiplier was applied to the individual objective payout percentage based on key challenges and considerations taken into account. Application of the multiplier could not result in a payout percentage exceeding 200%, as defined in the program.

Final Award Calculation. The award for each NEO was determined by multiplying (a) the achievement rating for each objective, times (b) the weighting for such objective, times (c) the target award level (as a percentage of base salary), times (d) the base salary rate at December 31, 2014. An objective’s rating could not exceed 250%. The products for all of the objectives were summed to arrive at the final award amount. If the final calculated award would have exceeded 200% of the executive’s target incentive level, the actual award granted would have been reduced to 200% of his target incentive level. For 2014, the final annual incentive award values for the CEO and each of the NEOs averaged 47%. The following table summarizes the results of these calculations for 2014 for the NEOs:

	Base Salary	Annual Incentive Target	Target as % of Base Salary	Financial Objectives Performance Payout	Financial Objectives Payout % (Weight 80%)	Individual Objectives Performance Payout	Individual Objectives Payout % (Weight 20%)	Total Award	Total Award % of Target
Vincent R. Volpe Jr.	$940,000	$1,034,000	110%	$92,750	11.2%	$381,443	184.5%	$474,200	45.9%
Jan Kees van Gaalen	$442,200	$309,540	70%	$27,766	11.2%	$121,556	196.4%	$149,400	48.3%
Christopher Rossi	$429,312	$300,518	70%	$26,957	11.2%	$118,014	196.4%	$145,000	48.3%
Mark F. Mai	$439,813	$285,878	65%	$25,643	11.2%	$110,564	193.4%	$136,300	47.7%
Jerome T. Walker	$388,451	$271,916	70%	$24,391	11.2%	$97,074	178.5%	$121,500	44.7%

Final Award Payout. The AIP permits the Company to pay annual incentives in the form of cash, stock options, restricted stock, or equivalent equity award. The 2014 AIP payments were settled in cash.

Long-Term Incentive Program

Program Design, Targets and Management. The 2014 long-term incentive program remained substantially consistent with the Company’s 2013 program with changes to the Performance-based RSUs as follows:

•	Increased weighting to 40% (increased from 30%) in order to shift more weighting and emphasis to performance-based long-term incentives; this resulted in a decrease in weighting for the time-based restricted stock units (“RSUs”) from 40% to 30%

•	Capped vesting/payout at 100% if absolute total shareholder return (“TSR”) is negative, even if relative TSR is above the 50th percentile

•	Increased maximum vesting/payout to 200% in order to align with typical market practice

•	Established minimum vesting/payout of 100% if absolute TSR achieved is 20% or greater

The 2014 program included a mix of equity incentives for the NEOs as follows:

LTI Award Type	Weighting	Purpose and Key Features		Valuation at Grant

Performance-based Restricted Stock Units (“PSUs”)	40%	•	Align executives with stockholders through vesting only upon achievement of total shareholder return (“TSR”) as compared to Performance Peers (defined below)	• •	$67.04 Based on estimated value derived through Monte Carlo valuation provided by KPMG, Inc., a financial advisor.
		•	Vest based on TSR performance, in 1-, 2- and 3-year installments

		•

Vesting begins after achievement of 25th percentile TSR performance as compared to Performance Peers and payouts are linear as follows:

Minimum: 50% at 25th percentile TSR performance

Target: 100% at 50th percentile (median) TSR performance

Payout/vesting modifier: if actual Dresser-Rand annualized TSR > 20% but relative TSR falls below the 50th percentile, then Target amount vests

Maximum: 200% at 75th percentile TSR performance

Payout/vesting maximum: 100% if absolute TSR is negative

Stock Options	30%	•	Align executives with stockholders by rewarding for future growth in stock price	• •	$14.79 Based on estimated option value using Black-Scholes valuation, derived by the Company’s accounting department
		•	Vest in equal installments over 3 years
		•	Expire on 10th anniversary of grant date

Time-based Restricted Stock Units (“RSUs”)	30%	•	Align executives with stockholders by encouraging retention while maintaining overall market competitive portfolio	• •	$57.82 Based on 30-day calendar average prior to grant date which reduced impact of recent fluctuations in stock price prior to grant date
		•	Vest in equal installments over 3 years

In 2010, the Company added a retirement provision in the grant documents that would allow for continued vesting of equity awards in the event of retirement, subject to a non-compete covenant. This provision provides for an additional retention incentive as well as for the orderly transition of a planned retirement. Retirement is defined as attainment of age sixty-two and at least ten years of continuous service with the Company, or attainment of age sixty-five and at least five years of continuous service. In 2012, the Company modified this provision to pro-rate the vesting of awards granted within twelve (12) months of retirement.

As discussed in further detail under the heading “Potential Payments Upon Termination or Change in Control,” in 2012, the Company modified the grant documents for equity incentives to be awarded in 2012 and thereafter to provide for “double trigger” vesting in the event of a change in control. With respect to such equity awards, vesting is accelerated in connection with a change in control if (1) outstanding awards are not continued, assumed or substituted by the successor company following a change in control or (2) the participant’s employment is terminated other than for “serious misconduct” or the participant resigns for “good reason,” in either case within one year following a change in control; provided, however, with respect to PSUs, the number of such PSUs that vest will be calculated based on actual performance goal attainment through the date of such change in control and the remaining PSUs will be forfeited. Prior to these modifications, the vesting treatment upon a change in control was based on Committee discretion. For purposes of calculating the potential payments, it is assumed that the Committee would exercise its discretion for awards granted prior to 2012 consistent with the modified approach. This provision applies to all NEOs, other than the CEO, whose termination payments are addressed in his employment agreement and which are discussed below.

In designing the long-term incentive program, the Committee considered the potential impact of shares granted in 2014 on the total number of shares outstanding. Specifically, prior to finalizing and implementing the long-term incentive program, the Committee reviewed the total equity awards outstanding (including estimated shares to be granted in 2014 to the executive leadership team and all other participants) as a percentage of total shares of common stock outstanding. The Committee compared the result of this calculation (the “utilization rate”) to the utilization rates for the Compensation Peers. In addition, the Committee reviewed Shareholder Value Transfer (“SVT”) in relation to its peers and determined that both the 2014 utilization rate as well as SVT were within an acceptable range, consistent with that of its Compensation Peers. This calculation and subsequent analysis were performed in order to compare the proposed annual share grants with guidelines set forth by independent governance organizations as well as with the Company’s Compensation Peers.

The Committee continued its previously adopted practice of establishing fixed dates on which equity grants could occur in 2014. Five successive fixed dates of February 15, May 15, August 15, November 15, and December 30 were established for subsequent new hire or special grants.

Performance Peer Group. For the PSUs, the Committee approved changes to the peer group for 2014. Two companies, Global Industries and Gardner Denver, were removed due to acquisition. In consideration of maintaining a peer group of at least 12 companies, the Committee approved the addition of two companies, Chart Industries Inc. and Dril-Quip, Inc.

Both companies were identified through a multi-step filtering and selection process that involved reviewing potential peer companies based on relevant industry, focusing on those in the Oil & Gas Services & Equipment sector, product/service offerings, revenue basis, US versus Global and market cap (small-, mid- and large-cap).

The peer group (“Performance Peers”) is now comprised of 13 companies that the Committee believes serve similar end markets and would be viewed similarly to Dresser-Rand for the purpose of accessing the capital markets:

Baker Hughes Incorporated	Halliburton Company
Cameron International Corporation Chart Industries Inc. Dril-Quip Inc.	IDEX Corporation National Oilwell Varco, Inc. Oceaneering International, Inc.
Exterran Holdings, Inc.	Schlumberger Limited
Flowserve Corporation	Weatherford International Plc.
FMC Technologies, Inc.

For PSUs that vested in February 2015, based on 1-, 2- and 3-year performance for the period ending December 31, 2014, actual vesting was as follows:

Performance Period	Relative TSR Rank	Vesting (% of Target)
January 1, 2012 – December 31, 2014	73rd Percentile	145%
January 1, 2013 – December 31, 2014	82nd Percentile	150%
January 1, 2014 – December 31, 2014	100th Percentile	200%

Other Aspects of Executive Compensation

Stock Ownership Guidelines for Executive Officers. The Committee continues to believe that maintaining stock ownership guidelines is an important means of encouraging the executive officers to acquire and hold a significant ownership stake in the Company’s stock, which serves to align executives with the Company’s stockholders. Under these guidelines, executive officers, including the NEOs, are expected to hold common stock having a value derived through applying a targeted multiple to the officer’s base salary.

The targeted multiples for 2014 varied among the NEOs depending upon their position and responsibilities. The stock ownership guidelines require a multiple of at least six times base salary for the CEO, a multiple of at least four times base salary for the CFO and a multiple of at least three times base salary for the other NEOs. Each executive officer is expected to retain at least 50 percent of the shares acquired under restricted stock and restricted stock unit awards (both time- and performance-based) granted under the long-term incentive program until achieving the ownership target (excluding any shares sold or forfeited to satisfy withholding obligations). For purposes of these guidelines, stock ownership includes shares over which the holder has direct or indirect ownership or control but does not include stock options, restricted stock or unvested restricted stock units. Based on the closing stock price on April 15, 2015, the CEO exceeds the guidelines by owning stock valued at over 67 times his base salary. As of April 15, 2015, Messrs. Rossi, Mai and Walker also exceed the ownership guidelines applicable to their positions. We expect Mr. van Gaalen to meet the guidelines for his position within the five-year timeline designated. The Committee reviews each NEO’s progress toward achievement of targeted ownership on an annual basis.

Recoupment, Clawback and Termination for Cause Provisions. Every participant in the AIP is obligated to reimburse the Company for all or such portion of any non-equity based incentive compensation paid after April 1, 2009, that would not have been provided but for such participant’s intentional misconduct (including knowingly creating a false document) that caused the material noncompliance of the Company with any financial reporting requirement under the securities laws requiring a restatement of the Company’s financial results. The Company conditioned any payment under the AIP to a participant on such participant’s express agreement to honor this obligation and the other terms and conditions of the AIP.

In addition, the long-term incentive program grants provide that, if a participant’s employment is terminated for cause:

•	All stock options (and stock appreciation rights), whether or not then vested or exercisable, shall be immediately forfeited and cancelled as of the date of such termination; and

•	All restricted stock/restricted stock units, both performance- and time-based, held by a grantee for which the restrictions have not lapsed shall be forfeited as of the date of such termination.

The Committee shall also determine whether a participant’s employment is terminated for cause and shall deem a participant’s termination of employment to be for cause if following the date the participant’s employment terminates, it determines that circumstances exist such that the participant’s employment could have been terminated for cause.

Prohibitions on Hedging and Other Derivative Transactions. Under the Company’s insider trading policy, directors and officers subject to the reporting requirements of Section 16 of the Exchange Act are required to clear in advance all transactions in Company securities with the Company’s General Counsel. Further, no director, officer or other employee of DRC is permitted to engage in “short sales” or any transactions involving puts, calls or other options on Company securities, other than options granted by the Company. Further, no director or executive officer is allowed to engage in any hedging or monetization transactions involving Company securities. These provisions are part of an overall program to prevent any director, officer or employee from trading based on material non-public information.

Prohibitions on Pledging. Pursuant to the Company’s insider trading policy, directors and executive officers are prohibited from including Company securities in a margin account or pledging Company securities as a loan.

Retirement Benefits. Retirement benefits are designed to be market-competitive and necessary to attract and retain key talent and the benefits are comprised of qualified and non-qualified programs, and include:

•	Dresser-Rand Company Retirement Savings Plan (the “Qualified Retirement Savings Plan”), a tax-qualified, defined contribution plan with 401(k) and Roth features that provides non-matching and Company matching contributions on pre- and post-tax deferrals; and

•	Dresser-Rand Company Non-Qualified Retirement Plan (the “Non-Qualified Retirement Plan”), a non-tax-qualified defined contribution plan for a select group of management and highly compensated employees that provides Company-matching contributions on pre-tax deferrals of base salary and/or annual incentive payments expressed as a percentage of the base salary and/or incentive payment.

Employment Agreements and Arrangements

International Assignment Benefits. In 2010, Messrs. Volpe, Rossi and Mai were assigned to Paris, France in furtherance of the Company’s announced plans to open an additional headquarters office there. Neither Mr. van Gaalen nor Mr. Walker were assigned to Paris. Messrs. Volpe, Rossi and Mai, as well as certain other officers, entered into international assignment agreements with Dresser-Rand International Inc., a subsidiary of the Company (the “International Assignment Agreements”). These agreements provided certain assignment-related benefits, in accordance with the Company’s International Assignment Guidelines (the “Guidelines”), which apply to international assignments for all employees.

Depending on each executive’s personal circumstances and in accordance with the Guidelines, the International Assignment Agreements provided the following type of benefits: standard outbound services, schooling for dependent children, annual home leave, company vehicle, goods and services differential, housing allowance, standard repatriation services and tax equalization.

During 2013, the Company concluded the international assignments for each of the executive officer assignees in Paris, France. Due to the continuing importance of the Paris headquarters office to the Company’s business, the Company maintains this office in Paris, wherein each executive officer assignee spends up to six months each year. The Multi-Location Assignment was developed following a comprehensive review of current market practice, as well as the need to support an additional type of global assignment. The terms of the Multi-Location Assignment is documented in an assignment agreement (the “Assignment Agreement”).

The Assignment Agreement generally provides the following benefits, which is provided to assignees in lieu of the benefits received in connection with the executive’s prior international assignment:

•	Meals and transportation provided as normal business travel expense;

•	Corporate housing;

•	Monthly Foreign Service Allowance ($8,000 for the executive officers); and

•	Tax protection and consultation services.

280G Excise Tax Assistance. On April 30, 2009, the Committee adopted a policy providing that, other than as required by an existing employment agreement with the CEO that the Committee authorized in 2008, the Company will no longer enter into any new or materially amended agreements with executive officers providing for excise tax gross-up provisions with respect to payments contingent upon a change in control.

Vincent R. Volpe Jr. On June 11, 2008, the Company entered into an amended and restated employment agreement with Vincent R. Volpe Jr., the Company’s President and CEO. Mr. Volpe’s term of employment expires on June 10, 2017, and will automatically renew for one additional year on June 11 of each following year unless the Company provides timely written notice to the contrary. The term will expire upon Mr. Volpe’s attainment of age 65 or his earlier termination under the agreement. Mr. Volpe’s annual base salary is to be no less than it was prior to June 11, 2008, and his total compensation will be reviewed by the Board at least once every 12 months. Annual non-equity incentive compensation will be determined by the Board in accordance with the terms and conditions of the Company’s AIP.

Under the agreement, Mr. Volpe is also entitled to benefits in accordance with the terms and conditions of the benefit plans and programs maintained by the Company for individuals in positions comparable to Mr. Volpe.

The employment agreement with Mr. Volpe also contains provisions relating to a covenant not to compete and post-employment compensation, which are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Confidentiality, Non-Compete, Severance and Change in Control Agreements. To fulfill commitments made in attracting new leadership and to provide a widespread, market benefit for retention purposes for the other executive officers, with the approval of the Committee, the Company entered into Confidentiality, Non-Compete, Severance and Change in Control Agreements with each NEO and other key executives in 2010, other than Mr. van Gaalen, whose Confidentiality, Non-Compete, Severance and Change in Control Agreement was executed in 2013, shortly after his appointment as CFO. Under the agreements, the executives are subject to customary confidentiality and non-compete and non-solicitation obligations during, and for certain specified periods after, their employment by the Company. These agreements are described in detail below under the heading “Potential Payments Upon Termination or Change in Control.”

Other Considerations — The Corporate Tax Deduction on Compensation in Excess of $1 Million per Year. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits to $1 million the deductibility of compensation paid by a public company to any employee who, on the last day of the year, is the CEO, or one of the three other most highly compensated officers (excluding the CFO) unless such compensation qualifies as “performance-based compensation.”

The Committee considered the impact of this rule when developing and implementing the various elements of Dresser-Rand’s executive compensation program for 2014. We believe that it is important to preserve flexibility in administering compensation programs. Accordingly, Dresser-Rand has not adopted a policy that all compensation must qualify as deductible under Section 162(m), and amounts paid through the various elements of the compensation program may be determined not to qualify.

However, the Committee, where applicable, tries to maximize deductibility under Section 162(m) to the extent we believe that the action is not in conflict with the best interests of stockholders. To that end, the Committee began reviewing alternatives with management and its Advisor in 2010 that could maximize tax deductibility where possible, without impeding the Committee’s ability to recognize the accomplishments of executives based on their performance. In March 2014, the Committee approved the establishment of a funding pool that was intended to qualify as “performance-based compensation” under Section 162(m), however, the application of Section 162(m) is complex and may change with time (with potentially retroactive effect). The pool, which was established based on 2014 financial results, created performance conditions to fund the annual incentives accrued in 2014 (but paid in 2015), and the time-based restricted stock unit grants anticipated for 2015. The performance conditions for 2014 were satisfied, and the Committee exercised negative discretion in approving the incentive payments and grant amounts at levels less than the pool would have otherwise permitted.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual report on Form 10-K.

THE COMPENSATION COMMITTEE

Louis A. Raspino, Chairman
Rita V. Foley
Stephen A. Snider
Joseph C. Winkler III

Compensation Committee Interlocks and Insider Participation

Directors Raspino, Foley, Snider and Winkler were members of the Compensation Committee during 2014.

In 2014, none of DRC’s executive officers:

•	served as a member of the compensation committee (or committee performing a similar function, or in the absence of such committee, the Board) of another entity, one of whose executive officers served on DRC’s Compensation Committee or Board; or

•	served as a director of another entity, one of whose executive officers served on DRC’s Compensation Committee.

Summary Compensation Table

The following table summarizes the compensation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the next three most highly compensated executive officers for 2014, 2013, and 2012. We refer to these individuals as our named executive officers. Mr. van Gaalen became the CFO on May 1, 2013, following a transition period beginning April 14, 2013.

Name and Principal Position	Year	Salary ($) (1)		Stock Awards ($) (2)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)		All Other Compensation ($) (5)		Total ($)

Vincent R. Volpe Jr. President and Chief Executive Officer	2014 2013 2012	$ $ $	940,000 932,500 899,186	$ $ $	2,959,087 2,855,580 2,443,040	$ $ $	1,259,990 1,199,989 1,049,989	$ $ $	474,200 423,000 388,800	$ $	43,266 21,493	$ $ $	2,185,674 1,001,256 1,512,348	$ $ $	7,862,217 6,412,324 6,314,856

Jan Kees Van Gaalen Executive Vice President and Chief Financial Officer	2014 2013	$ $	431,995 286,038	$ $	669,315 311,360	$ $	284,989 419,995	$ $	149,400 76,600			$ $	68,089 16,927	$ $	1,603,788 1,110,919

Christopher Rossi Executive Vice President, Global Operations	2014 2013 2012	$ $ $	425,120 409,600 383,286	$ $ $	669,315 678,135 663,107	$ $ $	284,989 284,985 284,990	$ $ $	145,000 126,900 135,300	$ $	10,437 5,635	$ $ $	417,305 659,844 1,038,871	$ $ $	1,952,166 2,159,463 2,511,189

Mark F. Mai Vice President, General Counsel and Secretary	2014 2013 2012	$ $ $	435,519 417,386 393,859	$ $ $	563,587 553,223 506,090	$ $ $	239,997 232,490 217,490	$ $ $	136,300 120,200 110,000			$ $ $	643,088 694,337 658,880	$ $ $	2,018,492 2,017,636 1,886,319

Jerome T. Walker Executive Vice President, Global Solutions	2014 2013 2012	$ $ $	383,577 364,437 342,492	$ $ $	669,315 640,366 488,617	$ $ $	284,989 269,085 209,985	$ $ $	121,500 123,100 124,800			$ $ $	66,360 65,903 69,978	$ $ $	1,525,740 1,462,892 1,235,872

(1)	Salary totals include merit increases and/or market adjustments that were effective April 1, 2014, consistent with the Company’s typical annual salary planning process. Mr. Volpe did not receive a salary increase in 2014. Mr. van Gaalen’s 2013 base salary reflects partial year service.
(2)	Stock awards reported include both the grant date value of time-based restricted stock units (“RSU”) as well as performance-based restricted units (“PRSU”), in each case calculated in accordance with financial accounting standards. The PRSUs are subject to market conditions and have been valued based on the probable outcome of the market conditions as of the grant date, which are: Mr. Volpe - $1,679,955; Mr. van Gaalen - $379,983; Mr. Rossi - $379,983; Mr. Mai - $319,982; Mr. Walker - $379,983. Option awards reported reflect the value on date of grant using the Black-Scholes valuation of $14.79 per share for the February 15 grants. The assumptions used to calculate the valuation of the awards for fiscal 2014 are set forth in Note 17 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the assumptions used to calculate the valuation of the awards in prior years are set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the corresponding years.
(3)	Represents payments earned under the Annual Incentive Program in the year shown that were paid to the named executive officers in the following year. Additional information regarding the determination of the payments under the Annual Incentive Program for 2014 is included in the Compensation Discussion and Analysis under the subheading “Annual Incentive Program – 2014 Program Performance and Payouts”. Values shown reflect the full calculated payout of the incentive awards under the plan.
(4)	Represents the aggregate increase in actuarial present value for benefits previously earned under the frozen qualified Pension Plan for Employees of Dresser-Rand Company. The discount rate used in calculating the present value of accumulated benefits under the pension plan was 3.9% on December 31, 2014, 4.7% on December 31, 2013, and 3.8%, on December 31, 2012. In years prior to 2010, Mr. Volpe was eligible to receive a benefit from the frozen Non-Qualified Supplemental Executive Retirement Plan of Dresser-Rand Company (SERP). This frozen plan was terminated effective October 30, 2009. All obligations were settled through lump sum distributions in January 2010. For the purpose of these calculations the participants are assumed to commence pension payments at age 65 (normal retirement date) regardless of their current eligibility for early retirement. A discussion of the assumptions made in determining this increase is included following the table entitled “Pension Benefits for 2014.” The year-over-year change in actuarial present value of benefits for 2014 resulted in an increase of $43,266 for Mr. Volpe, and $10,437 for Mr. Rossi.

(5)	The amounts shown in the “All Other Compensation” column for 2014 include the following:

Named Executive Officer	Year	Company Qualified Retirement Savings Plan Contributions (a)	Company Non- Qualified Retirement Plan Contributions (b)	Personal Use of Chartered Aircraft (c)	Legal Review of Employment Agreement (d)	International Assignment and Multi-Location Assignment Expenses (e)	Tax Assistance for International Assignment and Multi-Location Assignment (f)	Total
Vincent R. Volpe Jr.	2014	$24,960	$160,683	$54,630	$24,581	$107,381	$1,813,439	$2,185,674
Jan Kees van Gaalen	2014	$17,229	$50,860					$68,089
Christopher Rossi	2014	$18,200	$55,202			$105,571	$238,333	$417,305
Mark F. Mai	2014	$18,200	$55,572			$130,017	$439,299	$643,088
Jerome T. Walker	2014	$15,692	$50,668					$66,360

(a)	The values in this column represent the total of all 2014 Company contributions made on behalf of each named executive officer under the Dresser-Rand Company Retirement Savings Plan (a qualified defined contribution plan). Named executive officers who are paid through Dresser-Rand’s US payroll are eligible to participate in this Plan. As such, they are eligible to contribute between 1% and 75% of their eligible earnings to the plan. They are also eligible to receive employer contributions on the same basis as all other participating employees. Employer contributions include both matching contributions which are immediately vested and non-matching contributions which are subject to three-year cliff-vesting. In 2014, the maximum matching contributions equaled up to 4% of eligible compensation and the maximum non-matching contributions (for all executives except Mr. Volpe) equaled an additional 3% of eligible compensation. In addition to the normal non-matching contribution received by other participants, Mr. Volpe was eligible to receive an additional non-matching contribution referred to as a ‘pension equalizer’ contribution. This additional non-matching contribution was established to compensate participants for an actuarially anticipated shortfall resulting from the freezing of the Dresser-Rand Company Pension Plan for salaried employees. Each participant eligible for this non-matching contribution receives a contribution based on a fixed percentage. This percentage was individually calculated for each eligible participant when the Pension Plan was frozen. Mr. Volpe’s calculated pension equalizer percentage is 2.6% of eligible compensation, thus Mr. Volpe’s total non-matching contributions are equal to 5.6% of eligible compensation.
(b)	Named executive officers who are paid through Dresser-Rand’s US payroll are eligible to participate in the Non-Qualified Retirement Plan. As such, they are eligible to contribute between 1% and 80% of their eligible earnings to the plan. They are also eligible to receive employer matching contributions up to 10% of eligible compensation, up to an annual maximum of $150,000. In 2014, Mr. Volpe’s employer contribution exceeds the $150,000 maximum due to a deposit from a 2013 missed contribution. Employer contributions are subject to three-year cliff-vesting. The values in this column represent Non-Qualified Retirement Company contributions for each named executive’s 2014 Salary and 2014 Annual Incentive Program payment earned in 2013. Additional details regarding this Plan are shown in the table titled “Non-Qualified Deferred Compensation for 2014.”
(c)	The Company reimbursed Mr. Volpe for chartering private aircraft when traveling to/from FMC Corporation board meetings from within the United States. The value in the table represents the amount the Company reimbursed Mr. Volpe which is the aggregate incremental cost between the cost of the charter and the amount reimbursed by FMC Corporation. The Board elected to discontinue this benefit in August 2014 and not reimburse any future trips.
(d)	Due to merger discussions in a transaction that was not pursued, but which would have required an amendment to Mr. Volpe’s employment agreement, the Company and Mr. Volpe mutually agreed to request outside counsel to review Mr. Volpe’s employment agreement with the Company to evaluate the impact of change in control scenarios. The value represents the outside counsel fees the Company agreed to reimburse for this evaluation.
(e)	In 2014, Messrs. Volpe, Mai and Rossi continued on their modified assignment, the Multi-Location Assignment (“MLA”), in which they spend up to six months in Paris, France. Consistent with the International Assignment Guidelines, the benefits provided to the NEOs under the MLA are generally available to all employees under such assignment. The primary benefits include corporate-provided housing in lieu of typical hotel accommodations, meals and transportation provided as normal business travel expense, and an assignment allowance, referred to as the Foreign Service Allowance (“FSA”). Tax assistance is provided, although tax allowances are generally not provided under the MLA.

Mr. Volpe received multi-location assignment benefits including: foreign service allowance ($104,000), tax-related services and third-party management fees.

Mr. Rossi received multi-location assignment benefits including: foreign service allowance ($104,000), tax-related services and third-party management fees.

Mr. Mai received a one-time lump sum payment, in lieu of a goods and services shipment, from the closing of his 2013 international expatriate assignment. The payment was processed late in 2013 but was not delivered until 2014. Based on his current multi-location assignment he received benefits including: foreign service allowance ($104,000), tax-related services and third party management fees.

(f)	Due to trailing French tax liabilities, from the previous international expatriate assignments, Messrs. Volpe, Rossi and Mai were provided tax allowances to ensure a tax neutral result for the employee. Under these arrangements Dresser-Rand paid on behalf of Messrs. Volpe, Rossi and Mai tax equalization-related payments, to both U.S. and France tax authorities, for allowances provided within the Dresser-Rand International Guidelines. These payments are partially offset by tax credits and refunds. Mr. Volpe’s tax allowances represent an increase in 2014 as two French tax invoices were received and paid from both the 2012 and 2013 tax years. Historically French tax bills are received and paid two years following the close of the tax year. This early payment, for the 2013 tax year will decrease the tax allowances to be paid by the Company in 2015.

Grants of Plan-Based Awards for 2014

The following table provides details about the plan-based awards granted to our named executive officers for 2014.

Name	Grant Date	Board or Compensation Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh) (3)	Grant Date Fair Value of Stock and Option Awards (4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Vincent R. Volpe Jr.			$7,445	$1,034,000	$2,068,000
	2/15/2014	2/5/2014				4,177	25,059	50,118				$1,679,955
	2/15/2014	2/5/2014							21,791			$1,279,132
	2/15/2014	2/5/2014								85,192	$58.70	$1,259,990
Jan Kees van Gaalen			$2,229	$309,540	$619,080
	2/15/2014	2/5/2014				945	5,668	11,336				$379,983
	2/15/2014	2/5/2014							4,929			$289,332
	2/15/2014	2/5/2014								19,269	$58.70	$284,989
Christopher Rossi			$2,164	$300,518	$601,037
	2/15/2014	2/5/2014				945	5,668	11,336				$379,983
	2/15/2014	2/5/2014							4,929			$289,332
	2/15/2014	2/5/2014								19,269	$58.70	$284,989
Mark F. Mai			$2,058	$285,878	$571,757
	2/15/2014	2/5/2014				796	4,773	9,546				$319,982
	2/15/2014	2/5/2014							4,150			$243,605
	2/15/2014	2/5/2014								16,227	$58.70	$239,997
Jerome T. Walker			$1,958	$271,916	$543,831
	2/15/2014	2/5/2014				945	5,668	11,336				$379,983
	2/15/2014	2/5/2014							4,929			$289,332
	2/15/2014	2/5/2014								19,269	$58.70	$284,989

(1)	These columns show the range of payouts targeted for 2014 performance under the Annual Incentive Program. The amount shown in the “target” column represents the incentive payment that would have been earned by each named executive officer if 100% of the performance objectives were achieved. The amount shown in the “maximum” column represents the maximum amount payable of 200% of the target under the Annual Incentive Program. The amount shown in the “threshold” column represents the amount payable under the Annual Incentive Program if only the minimum qualifying level of performance were achieved on the financial performance objectives (namely 84.5%), which is 0.7% of the target amount for the financial objectives. The amount applicable to the level of performance for the individual objectives is 0.8%. Additional information regarding the Annual Incentive Program and the criteria applied in determining the amounts payable under the Annual Incentive Program can be found in the Compensation Discussion and Analysis under the subheading “Annual Incentive Program.” The actual amount of incentive earned by each named executive officer in 2014 is reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.
(2)	These columns show the range of shares eligible to vest under the 2014 Performance-based Restricted Stock Units (PRSU) grant. The amount shown in the “target” column represents the target number of shares that could vest by each named executive officer if 100% of the performance objectives are achieved. The amount shown in the “maximum” column represents the maximum number of shares that could vest under the PRSU grant, which is 200% of the target shares granted. The amount shown in the “threshold” column represents the minimum number of shares that could vest under the PRSU grant (if the minimum qualifying level of performance was achieved on the performance objective in only one of the three periods), which with a 50% payout is one sixth of the target.
(3)	The exercise price is the closing market price of our common stock on the grant date. For the February 15, 2014 grants, the closing market price was $58.70.
(4)	See Note 17 to our financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for more information about the assumptions used to determine these amounts. Holders of restricted stock are entitled to dividends at the same rate as holders of unrestricted shares of common stock. PRSU’s are subject to market conditions and have been valued based on the probable outcome of the market conditions as of the grant date.

Outstanding Equity Awards at the End of 2014

The following table provides details about outstanding equity awards held by the named executive officers on December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Vincent R. Volpe Jr.	154,480	0		$25.50	2/15/2017
	36,415	0		$25.50	2/15/2017
	109,245	0		$25.50	2/15/2017
	165,292	0		$21.59	2/16/2019
	70,368	0		$30.71	2/15/2020
	49,548	0		$46.99	2/15/2021
	32,925	16,463	(2)	$52.40	2/15/2022
	18,264	36,530	(2)	$62.19	2/15/2023
	0	85,192	(2)	$58.70	2/14/2024
						48,401	(3)	$3,959,202	80,329	(3)	$6,570,913
Jan Kees Van Gaalen	6,799	13,599	(2)	$62.99	5/15/2023
	0	19,269	(2)	$58.70	2/15/2024
						8,225	(3)	$672,805	11,337	(3)	$927,331
Christopher Rossi	22,480	0		$21.59	2/16/2019
	10,695	0		$30.71	2/15/2020
	7,788	0		$46.99	2/15/2021
	9,591	0		$47.17	5/15/2021
	8,936	4,469	(2)	$52.40	2/15/2022
	4,337	8,676	(2)	$62.19	2/15/2023
	0	19,269	(2)	$58.70	2/15/2024
						11,550	(3)	$944,790	18,895	(3)	$1,545,576
Mark F. Mai	22,619	0		$35.18	11/15/2017
	21,550	0		$34.57	2/15/2018
	5,964	0		$40.25	5/15/2018
	27,656	0		$21.59	2/16/2019
	12,198	0		$30.71	2/15/2020
	11,199	0		$46.99	2/15/2021
	6,820	3,410	(2)	$52.40	2/15/2022
	3,538	7,078	(2)	$62.19	2/15/2023
	0	16,227	(2)	$58.70	2/15/2024
						9,425	(3)	$770,965	15,550	(3)	$1,272,029
Jerome T. Walker	29,697	0		$17.34	11/17/2018
	9,804	0		$30.71	2/15/2020
	6,888	0		$46.99	2/15/2021
	6,584	3,293	(2)	$52.40	2/15/2022
	4,095	8,192	(2)	$62.19	2/15/2023
	0	19,269	(2)	$58.70	2/15/2024
						10,682	(3)	$873,788	17,837	(3)	$1,459,031

(1)	Market value is calculated by multiplying the closing market price of common stock on December 31, 2014 ($81.80) by the number of shares that have not vested. For the performance-based restricted stock units, the number of units that have not vested assumes maximum performance level achieved. The number of units vesting at this performance level are 150% of target for awards granted prior to 2014 and 200% of target for awards granted in 2014.
(2)	Awards vest 33.3% each year, beginning on the first anniversary of the grant date. Grant date for all stock options is 10 years prior to the expiration date.
(3)	Shares and units shown consist of time-based and performance-based restricted stock units and vest 33.3% each year, beginning on the first anniversary of the grant date. In the case of performance-based restricted stock units, vesting is 33.3% each year, subject to the achievement of performance goals.

Options Exercised and Stock Vested in 2014

The following table provides details about restricted stock units that vested for each named executive officer during 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Vincent R. Volpe Jr.			35,668	$2,093,712
Jan Kees Van Gaalen			1,647	$100,599
Christopher Rossi			8,109	$477,850
Mark F. Mai			7,607	$446,531
Jerome T. Walker			6,254	$367,110

(1)	For options, the value is calculated by multiplying a) the number of shares of our common stock to which the exercise of options related, by b) the difference between the per share price of our common stock at exercise and the exercise price of the options. For stock awards, the value is calculated by multiplying a) the closing market price of our common stock on the vesting date by b) the number of shares of stock that vested.

(2)	Each participant had the opportunity to either have shares withheld to cover the taxes due upon vesting or make full payment for that amount. The number of shares withheld for the executives that elected to have shares withheld is:

•	Mr. Volpe – 12,475

•	Mr. van Gaalen — 451

•	Mr. Rossi – 2,259

•	Mr. Mai — 2,120

•	Mr. Walker – 1,763

The amounts shown in the table do not give effect to the withholding of these shares.

Pension Benefits for 2014

The following table sets forth the present value of accrued pension plan benefits for each of our eligible named executive officers as of the end of 2014.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Vincent R. Volpe Jr.	Pension Plan for Employees of Dresser-Rand Company	11.92	$200,883	—
Jan Kees van Gaalen	—	—	—	—
Christopher Rossi	Pension Plan for Employees of Dresser-Rand Company	10.75	$39,479	—
Mark F. Mai	—	—	—	—
Jerome T. Walker	—	—	—	—

(1)	The calculation of present value of accumulated benefit assumes retirement at age 65, a discount rate of 3.9 percent and the recently issued RP-2014 mortality table for healthy males and females with further mortality improvements projected based on the improvement scale BB-2D. Dresser-Rand provided the accrued benefit amounts. There is no increase in benefits from 2013 to 2014 as future accruals were eliminated in the plan in 1998. The change in value is solely due to the updated discount rate and longer life expectancy pursuant to the updated mortality table.

Other than Mr. Volpe and Mr. Rossi, none of the other named executive officers is eligible to participate in any defined benefit pension plans sponsored by the Company. As of December 31, 2014, Dresser-Rand Company sponsored only the qualified Pension Plan for Employees of Dresser-Rand Company. The benefits Messrs. Volpe and Rossi accrued under the qualified Pension Plan for Employees of Dresser-Rand Company were based on “final” average pay and service, subject to applicable offsets. Effective March 31, 1998, Dresser-Rand Company amended the Plan to cease benefit accruals for non-bargaining unit employees as of that date as a result, no additional accruals due to service and or pay were granted.

As of December 31, 2014, Mr. Volpe’s estimated monthly accrued pension benefit was $1,638. As of December 31, 2014, Mr. Rossi’s estimated monthly accrued pension benefit under the Plan was $405. These benefit amounts are fixed obligations and will not increase with future pay and/or service levels. These benefit amounts are payable at age 65 as a single life annuity. Other actuarial equivalent distribution options are available to the participants under the Plan, such as a 100% Joint & Survivor option, 50% Joint & Survivor option and 10 Year Period Certain.

The normal retirement age is 65 for the Plan. The Plan permits participants who possess at least 9 years of benefit credit service upon termination of employment to begin receiving pension benefits any time on or after their 55th birthday. As of December 31, 2014, neither Mr. Volpe nor Mr. Rossi were eligible for payment under the terms of the Plan.

Balances and earnings attributable to the Plan are disclosed as applicable in the Summary Compensation Table.

The retirement reduction factors for the qualified Pension Plan for Employees of Dresser-Rand Company are as follows:

Age when Benefits Commence	Percent of Age 65 Benefit that is Payable Upon Retirement
65	100.00%
64	90.69%
63	82.48%
62	75.22%
61	68.77%
60	63.02%
59	57.88%
58	53.27%
57	49.12%
56	45.38%
55	41.99%

In 2009, the Company completed a review of its U.S.-based retirement programs and concluded that the SERP was no longer an efficient means of delivering retirement benefits and exercised its right to terminate the SERP effective October 30, 2009. Lump sum payments were issued to all participants in full settlement of the obligations under the SERP. The cash-out process, including a lump sum payment to Mr. Volpe in the amount of $48,064, was completed in January 2010.

Non-Qualified Deferred Compensation for 2014

The following table summarizes the compensation provided to our named executive officers under our Non-Qualified deferred compensation plan for 2014.

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Vincent R. Volpe Jr.	Non-Qualified Retirement Plan	$136,300	$160,683	$376,417	$0	$5,739,960
Jan Kees Van Gaalen	Non-Qualified Retirement Plan	$54,690	$50,860	$3,677	$0	$109,226
Christopher Rossi	Non-Qualified Retirement Plan	$55,202	$55,202	$16,270	$63,565	$721,726
Mark F. Mai	Non-Qualified Retirement Plan	$55,572	$55,572	$44,922	$91,054	$817,247
Jerome T. Walker	Non-Qualified Retirement Plan	$50,668	$50,668	$31,230	$0	$669,311

(1)	Amounts shown in this column are included in the Summary Compensation Table in the “All Other Compensation” column.

Named executive officers who are paid through Dresser-Rand’s US payroll are eligible to participate, on a voluntary basis, in the Dresser-Rand Company Non-Qualified Retirement Plan. Annually, separate enrollment periods are held for base salary deferral elections and cash incentive deferral elections. Eligible participants may elect to contribute between 1% and 80% of their eligible annual base salary and/or annual cash incentive. All named executive officers participating in this plan were eligible to receive employer matching contributions equal to 10% of eligible base salary and/or cash incentive (limited to an annual maximum limit of $150,000). In 2014, Mr. Volpe’s employer contribution exceeds the $150,000 maximum due to a deposit from a 2013 missed contribution. Matching contributions become fully vested after 36 months of service by the participant. During each enrollment period, participants must elect the manner in which they prefer their account balance be distributed to them upon their termination. Participants may elect to receive their distribution in the following manners: an immediate, single lump sum distribution, a single lump sum distribution during January of the calendar year following their termination of employment, or five annual declining balance installment payments during January of each calendar year following their termination of employment. Pursuant to 409(A), named executive officers and other key employees of the Company are required to wait a minimum of 6 months following the termination of their employment before they can receive a distribution from the Plan. Additionally, during each enrollment period, participants may elect to receive an optional distribution of any participant contributions to be returned to them at a future date

(provided their employment has not ended prior to that future date). This optional distribution includes earnings on participant contributions, but not Company matching contributions or earnings on those Company matching contributions.

Potential Payments Upon Termination or Change in Control

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of employment or change in control. In preparing the tables below, we assumed that the termination occurred on December 31, 2014.

Unless otherwise provided in an employment or severance agreement described below, our named executive officers are not entitled to compensation upon termination or a change in control. The payment of cash severance upon a change in control under each agreement requires both (i) the occurrence of a change in control and (ii) a qualified termination as specified in each agreement.

The Company entered into an employment agreement with Mr. Volpe in 2008 and entered into confidentiality, non-compete, severance and change in control agreements with Messrs. Rossi, Mai and Walker in 2010 and with Mr. van Gaalen in 2013.

Employment Agreement with Vincent R. Volpe Jr.

The following table shows the potential payments upon termination or a “Change in Control” for Mr. Volpe, the Company’s President and Chief Executive Officer. Under the terms of his employment agreement, if Mr. Volpe’s employment is terminated as a result of his death or disability, or by us without “Cause,” or if Mr. Volpe resigns for “Good Reason” and he provides proper notice and time for cure to the Company and such termination by us or resignation by him is not within two years following a Change in Control, Mr. Volpe will receive (i) a severance payment equal to twice his base salary, (ii) any earned but unpaid salary and payment for accrued but unused vacation days through the date of termination, (iii) any bonus previously earned in full but not yet paid for fiscal years prior to the fiscal year of termination, (iv) two times the bonus target in the year in which the date of termination occurs, or if the target has not been established, the target bonus opportunity from the previous year with respect to Mr. Volpe’s base salary for the year in which the date of termination occurs, and (v) continued medical, dental, disability and life insurance coverage for Mr. Volpe and his eligible dependents for two years following the date of termination. Mr. Volpe must execute a release of all claims arising out of his employment or termination as a condition to the receipt of the aforementioned payments.

If Mr. Volpe’s employment is terminated by the Company without Cause or by Mr. Volpe with Good Reason within two years following a Change in Control, subject to the execution of a release of claims, Mr. Volpe shall receive the benefits specified in the previous paragraph, except that the base salary payment will be three times his base salary, the target bonus payment will be three times the greater of his target bonus for the year in which the date of termination occurs or the highest bonus paid (or earned in full but not yet paid) to him in the last three years (not to exceed his maximum bonus opportunity for the year in which the date of termination occurs), and the insurance coverage will be provided for three years.

If Mr. Volpe’s employment is terminated by the Company for Cause or by Mr. Volpe without Good Reason, he is solely entitled to receive any earned but unpaid salary and payment for accrued but unused vacation days through the date of termination and any bonus previously earned in full but not yet paid for prior fiscal years.

If Mr. Volpe’s employment is terminated by the Company for Cause or by Mr. Volpe without Good Reason, the Company may elect to enforce a covenant not to compete for up to three years following the termination. If the Company elects to enforce the covenant not to compete and Mr. Volpe executes a release of claims, the Company will pay, in addition to the payments described in the preceding paragraph, during the period that the non-compete restrictions remain in effect, (i) salary continuation payments at an annual rate equal to his base salary in effect as of the date of termination, payable monthly, (ii) a monthly amount equal to one-twelfth of Mr. Volpe’s target bonus opportunity as in effect for the year of the termination, or if the target has not been established, the target bonus opportunity for the prior year with respect to his base salary for the year in which the date of termination occurs, and (iii) continued insurance coverage. If Mr. Volpe’s employment is terminated by the Company other than for Cause or by Mr. Volpe with Good Reason, the non-compete agreement automatically applies for two years following the termination without any obligation to provide additional consideration.

Mr. Volpe’s employment agreement also provides for a reduction in benefits or for gross-up payments under certain circumstances if compensation paid to Mr. Volpe would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) or to additional tax under Section 409A of the Code.

Payments under the agreement shall be made to Mr. Volpe within 60 days after the termination date, provided that if any payment under the agreement would be subject to additional taxes and interest under Section 409A of the Code, any such payment shall be accumulated and paid on the date that is six months and one day after the termination date, or such earlier date upon which such amount can be paid without being subject to such additional taxes and interest.

“Cause” shall mean the occurrence of any of the following: (i) the material failure or refusal by Mr. Volpe to perform his duties in accordance with his employment agreement (including, without limitation, his inability to perform such duties as a result of alcohol or drug abuse, chronic alcoholism or drug addiction) or to devote substantially all of his business time, attention and energies to the performance of his duties in accordance with his employment agreement; (ii) any willful, intentional or grossly negligent act by Mr. Volpe having the effect of materially injuring the interest, business or prospects of the Company, or any of its subsidiaries or affiliates, or any divisions Mr. Volpe may manage; (iii) the material violation or material failure by Mr. Volpe to comply with the Company’s material published rules, regulations or policies, as in effect from time to time; (iv) Mr. Volpe’s conviction of a felony offense or conviction of a misdemeanor offense involving moral turpitude, fraud, theft or dishonesty; (v) any willful or intentional misappropriation or embezzlement of the property of the Company or any of its subsidiaries or affiliates (whether or not a misdemeanor or felony); or (vi) a material breach of any one or more of the covenants of his employment agreement; provided, however, that in the event that the Company decides to terminate Mr. Volpe’s employment pursuant to clauses (i), (iii) or (vi) of this definition of Cause, such termination shall only become effective if the Company first gives him written notice of such Cause, identifying in reasonable detail the manner in which the Company believes Cause to exist and indicating the steps required to cure such Cause, if curable, and if Mr. Volpe fails to substantially remedy or correct the same within 30 days of such notice.

“Change in Control” shall mean the first to occur of any of the following events: (i) individuals who, as of the date of the agreement, constitute the members of the Board (the “Incumbent Directors”) cease for any reason other than due to death or disability to constitute at least a majority of the members of the Board, provided that any director whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the members of the Board who are at the time Incumbent Directors shall be considered an Incumbent Director, other than any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board; (ii) the acquisition or ownership by any individual, entity or “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than the Company or any of its affiliates or subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its affiliates or subsidiaries, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; (iii) the merger, consolidation or other similar transaction of the Company, as a result of which the stockholders of the Company immediately prior to such merger, consolidation or other transaction, do not, immediately thereafter, beneficially own, directly or indirectly, more than 50% of the combined voting power of the voting securities entitled to vote generally in the election of directors of the merged, consolidated or other surviving company; or (iv) the sale, transfer or other disposition of all or substantially all of the assets of the Company to one or more persons or entities that are not, immediately prior to such sale, transfer or other disposition, affiliates of the Company.

“Good Reason” shall mean the occurrence of any of the following events without Mr. Volpe’s consent that are not cured by the Company, if curable, within 30 days: (i) a material and adverse change to Mr. Volpe’s title, duties or responsibilities, including his not being re-elected as a member of the Board; provided, however, that Mr. Volpe’s resignation from the Board shall not be deemed such a change; (ii) notice is given to Mr. Volpe by the Company within two years following a Change in Control that the term of his employment agreement will not be extended; (iii) the Company materially reduces the compensation or benefits to which Mr. Volpe is entitled under his employment agreement; (iv) any relocation of Mr. Volpe’s principal place of employment except to a location that is within fifty miles of either (a) Houston, Texas or (b) any location that Mr. Volpe has recommended to the Board as a location for the Company’s headquarters; (v) the Company fails to require any successor or assignee to all or substantially all of the business and/or assets of the Company (whether direct or indirect, by purchase of assets, merger, consolidation or otherwise) to assume and agree to perform the employment agreement on the same terms or Mr. Volpe does not agree to such assignment; (vi) a material breach of any one or more of the covenants of his employment agreement by the Company; or (vii) in the event of a Change in Control in which the Company’s securities cease to be publicly traded, the assignment to Mr. Volpe of any position (including status, offices, title and reporting requirements), authority, duties or responsibilities that are not (a) at or with the ultimate parent company of the entity surviving or resulting from such merger, consolidation or other business combination and (b) substantially similar to Mr. Volpe’s position (including status, offices, titles and reporting requirements), authority, duties and responsibilities during the 90 day period prior to the Change in Control; provided, however, that Mr. Volpe must provide the Company with written notice within 15 days following the first date on which he knows of the occurrence of an event or action constituting Good Reason and the Company shall have 30 days following receipt of such notice to cure such event or action.

Any restricted stock, restricted stock units, or other stock based awards outstanding as of (i) the date of a voluntary termination with Good Reason, (ii) the date of Mr. Volpe’s termination by reason of death or disability, (iii) the date that the Company terminates Mr. Volpe for any reason other than Cause, or (iv) upon a Change in Control shall become fully vested and any stock options outstanding as of such date and not then exercisable shall become fully exercisable as of such date and any restrictions imposed by the Company that are applicable to any shares of common stock granted to Mr. Volpe by the Company shall lapse as of such date. Stock options that become vested in accordance with the previous sentence shall remain exercisable until the first to occur of (a) one year after the date of termination or (b) the original expiration of the option.

	Change in Control and Termination Without Cause or With Good Reason within Two Years of a Change in Control	Change in Control (No Termination)	Involuntary without Cause or Voluntary with Good Reason	Death or Disability
Vincent R. Volpe Jr.
Cash Severance	$6,382,500		$3,948,000	$3,948,000
Accelerated vesting of equity	$13,698,415	$13,698,415	$13,698,415	$13,698,415
Tax gross-up	$0
Health care benefits, disability and life insurance coverage	$35,106		$23,404	$23,404

Total	$20,116,021	$13,698,415	$17,669,819	$17,669,819

The table above does not reflect the payments due to Mr. Volpe if the Company elects to enforce the non-compete provision described above. In addition, the table above assumes that the amounts of any earned or accrued but unpaid salary, bonus or vacation are zero. For purposes of determining the value of accelerated vesting of equity as it relates to outstanding performance-based restricted stock units, all units were assumed to vest at maximum levels.

Confidentiality, Non-Compete, Severance and Change in Control Agreements with other Named Executive Officers

The Company entered into Confidentiality, Non-Compete, Severance and Change in Control Agreements with Messrs. Rossi, Mai and Walker during 2010 and with Mr. van Gaalen in 2013.

Under these agreements, if the executive is involuntarily terminated by the Company without Cause, the executive is entitled to receive (i) a severance payment specified in the agreement (2.0 times base salary for Mr. van Gaalen and 1.5 times base salary for Messrs. Rossi, Mai and Walker), (ii) any earned but unpaid salary and payment for accrued but unused vacation days, (iii) any bonus amount under the Company’s Annual Incentive Program previously earned in full but not yet paid for fiscal years prior to the fiscal year in which the executive is terminated, and (iv) continued medical, dental, disability and life insurance coverage for one year.

If a named executive officer is terminated by the Company for Cause or due to a Voluntary Termination by the executive with or without Good Reason, the executive is entitled to receive a payment equal to (i) any earned but unpaid salary and any accrued but unused vacation days and (ii) any bonus amount under the Company’s Annual Incentive Program previously earned in full but not yet paid for fiscal years prior to the fiscal year in which the executive is terminated.

If a named executive is terminated within two years following a “Change in Control” of the Company by the Company without Cause or due to a Voluntary Termination by the executive with Good Reason, the executive is entitled to receive (i) a severance payment specified in the agreement (2.4 times the sum of base salary and annual incentive at target for Mr. van Gaalen, 2.5 times the sum of base salary and annual incentive at target for Mr. Mai and 2.0 times the sum of base salary and annual incentive at target for Messrs. Rossi and Walker, (ii) any earned but unpaid salary and payment for accrued but unused vacation days, (iii) any bonus amount under the Company’s Annual Incentive Program previously earned in full but not yet paid for fiscal years prior to the fiscal year in which the executive is terminated, and (iv) continued medical, dental, disability and life insurance coverage for two years.

The agreements with the named executive officers subject the executives to customary confidentiality obligations during their employment by the Company and at all times following termination, non-compete obligations (i) for one year following termination or (ii) for two years following termination by the Company without Cause or Voluntary Termination by the executive with Good Reason, if either occurs within two years following a Change in Control of the Company, and non-solicitation obligations during their employment and for three years following termination.

Payments under the agreements with the named executive officers shall be made within 60 days after the termination date, provided that if any payment under the agreements would be subject to additional taxes and interest under Section 409A of the Code, any such payment shall be accumulated and paid on the date that is six months and one day after the termination date, or such earlier date upon which such amount can be paid without being subject to such additional taxes and interest. “Cause” as defined in the agreements for the named executive officers means the occurrence of any of the following: (i) the material failure or refusal by the executive to perform his or her duties under the agreement (including, without limitation, his or her inability to perform such duties as a result of alcohol or drug abuse, chronic alcoholism or drug addiction) or to devote substantially all of his or her business time, attention and energies to the performance of his or her duties under the agreement; (ii) any willful, intentional or grossly negligent act by the executive having the effect of materially injuring the interest, business or prospects of the Company, or any of its subsidiaries, affiliates, or divisions; (iii) the material violation or material failure by the executive to comply with the Company’s material published rules, regulations or policies, as in effect from time to time; (iv) the executive’s conviction of a felony offense or conviction of a misdemeanor offense involving moral turpitude, fraud, theft or dishonesty; (v) any willful or intentional misappropriation or embezzlement of the property of the Company or any of its subsidiaries or affiliates (whether or not a misdemeanor or felony); or (vi) a material breach of any one or more of the covenants of the agreement; provided, however, that in the event that the Company decides to terminate the executive’s employment pursuant to clauses (i), (iii) or (vi) of this definition of Cause, such termination shall only become effective if the Company first gives the executive written notice of such Cause, identifying in reasonable detail the manner in which the Company believes Cause to exist and indicating the steps required to cure such Cause, if curable, and if the executive fails to substantially remedy or correct the same within 30 days of such notice.

“Change in Control” is defined in the agreements, as amended, for the named executive officers and is the same in all material respects as the definition of that term in Mr. Volpe’s employment agreement, which is set forth above.

“Voluntary Termination with Good Reason” as defined in the agreements for the named executive officers means any termination by the executive of his or her employment with the Company within 365 days following the occurrence of any of the following events without his or her consent, which is not cured by the Company, if curable, within 30 days: (i) a material diminution in the executive’s duties and responsibilities; (ii) the Company materially reduces the compensation or benefits to which the executive is entitled as determined immediately prior to the Change in Control; (iii) a material breach of any one or more of the covenants of the agreement by the Company; or (iv) if, as the result of a Change in Control, the Company’s headquarters offices are relocated to a location more than fifty miles away from their location prior to such Change in Control, necessitating the executive’s relocation to such new headquarters location; provided, however, that the executive must provide the Company with written notice within 330 days following the first date on which the executive knows of the occurrence of an event or action constituting Good Reason and the Company fails to cure such event or action within 30 days of such notice.

“Voluntary Termination without Good Reason” as defined in the agreements for the named executive officers means any termination by the executive of his or her employment with the Company other than a Voluntary Termination with Good Reason.

Equity Grant Documents

Under the terms of the equity awards granted prior to 2012 to our NEOs, the Committee, in its discretion, is authorized to determine the effect of a Change in Control on these awards.

In 2012, the Company modified the grant documents for equity incentives to include specific terms and conditions regarding the treatment of outstanding equity awards in the event of a Change in Control. Pursuant to these terms and conditions, if outstanding equity awards granted in 2012 or thereafter are continued, substituted or assumed by the successor company that will employ the NEO following a Change in Control, then such outstanding awards will continue to vest and/or become exercisable, as applicable, pursuant to the original grant. However, if the NEO is terminated other than for “Serious Misconduct” or resigns for “Good Reason”, in either case within 12 months of the Change in Control, then all of the NEO’s outstanding equity awards will fully and immediately vest and, as applicable, become exercisable.

Alternatively, if the NEO’s outstanding equity awards will not be continued, substituted or assumed by such successor company, then each class of equity incentives will be treated as follows:

•	Restricted Stock – shares vest fully upon the Change in Control;

•	Stock Options and Stock Appreciation Rights (“SARs”) – SARs/options fully vest and become exercisable immediately prior to the Change in Control. Alternatively, the Committee may provide for a cash payment in settlement of the awards equal to the excess of the Change in Control Price (as defined in the Company’s 2008 Stock Incentive Plan) over the exercise price of the options or SARs;

•	Restricted Stock Units – RSUs vest fully upon the Change in Control, and the NEO receives (i) the consideration received by holders of Company common stock, (ii) common stock of the successor company or (iii) cash equal to the Change in Control Price; and

•	Performance Restricted Stock Units – a number of PRSUs earned by the NEO (the “Earned PRSUs”) will be calculated based on actual performance goal attainment through the date of the Change of Control, and all other PRSUs will be forfeited. All Earned PRSUs fully vest upon a Change in Control, and the NEO will receive: (i) the consideration received by holders of Company common stock, (ii) common stock of the successor company or (iii) cash equal to the Change in Control Price.

“Good Reason” includes a material reduction in base salary, a material adverse change in responsibilities, and a required relocation of principal place of employment by more than 35 miles, and requires that the NEO provide notice to the Company and an opportunity to cure.

The “Serious Misconduct” definition is substantially the same as the “Cause” definition above, and requires that the Company provide notice to the NEO and an opportunity to cure, if such occurrence is curable.

The following tables show the potential payments upon termination or a Change in Control for the other named executive officers under the terms of the agreements described above. The following tables assume that the amounts of earned or accrued but unpaid salary, bonus or vacation are zero.

	Change in Control and Termination Without Cause or With Good Reason between One and Two Years of a Change in Control	Change in Control and Termination Without Cause or With Good Reason within One Year of a Change in Control	Involuntary Termination by Company Without Cause	Death or Disability
Jan Kees Van Gaalen
Severance	$1,804,176	$1,804,176	$884,400
Accelerated vesting of equity		$2,301,047		$1,709,767
Medical, dental, disability and life insurance coverage	$16,221	$16,221	$8,110	$8,110

Total	$1,820,397	$4,121,444	$892,510	$1,717,877

	Change in Control and Termination Without Cause or With Good Reason between One and Two Years of a Change in Control	Change in Control and Termination Without Cause or With Good Reason within One Year of a Change in Control	Involuntary Termination by Company Without Cause	Death or Disability
Christopher Rossi
Severance	$1,459,661	$1,459,661	$643,968
Accelerated vesting of equity		$3,237,004		$2,570,980
Medical, dental, disability and life insurance coverage	$34,109	$34,109	$17,054	$17,054

Total	$1,493,770	$4,730,774	$661,022	$2,588,035

	Change in Control and Termination Without Cause or With Good Reason between One and Two Years of a Change in Control	Change in Control and Termination Without Cause or With Good Reason within One Year of a Change in Control	Involuntary Termination by Company Without Cause	Death or Disability
Mark F. Mai
Severance	$1,814,229	$1,814,229	$659,720
Accelerated vesting of equity		$2,656,891		$2,105,712
Medical, dental, disability and life insurance coverage	$22,590	$22,590	$11,295	$11,295

Total	$1,836,819	$4,493,710	$671,015	$2,117,007

	Change in Control and Termination Without Cause or With Good Reason between One and Two Years of a Change in Control	Change in Control and Termination Without Cause or With Good Reason within One Year of a Change in Control	Involuntary Termination by Company Without Cause	Death or Disability
Jerome Walker
Severance	$1,320,733	$1,320,733	$582,677
Accelerated vesting of equity		$3,035,392		$2,392,946
Medical, dental, disability and life insurance coverage	$22,447	$22,447	$11,224	$11,224

Total	$1,343,181	$4,378,573	$593,900	$2,404,169

With respect to a Change in Control, the tables above assume that equity has been assumed or substituted by a successor company and the Committee has exercised its discretion to treat equity in a manner consistent with the modified approach for equity awards granted in 2012 and thereafter as discussed above. As a result, for purposes of equity acceleration, the tables above assume termination following the Change in Control was for a reason other than “Serious Misconduct” or due to a resignation for “Good Reason” within one year of the Change in Control. For purposes of determining the value of accelerated vesting of equity as it relates to outstanding performance-based restricted stock units, performance as of December 31, 2014 was assumed, resulting in vesting at maximum levels.

Director Compensation

In 2014, Mr. Volpe, being the only director who was employed by the Company, did not receive compensation for service as a director. Each non-employee director received an annual cash retainer of $75,000 and $130,000 in fully-vested shares of Company common stock pursuant to the 2008 Stock Incentive Plan. The number of fully-vested shares received by each non-employee director is calculated based on the average stock price for the 30 days preceding the date of grant. We also paid non-employee directors a fee for acting as committee chairs ($15,000 for serving as chair of the Audit and Compensation Committees and $10,000 for serving as chair of the Nominating and Governance Committee), as well as an annual fee of $200,000 to the non-executive Chairman of the Board for his service in that role. For each applicable committee meeting our non-employee directors attended in person or telephonically as a member, directors earned a fee of $1,500.

Our non-employee directors may opt to receive shares of our common stock in lieu of cash. At the election of the director, all fees and equity awards may be deferred and, as a result, the director is entitled to receive vested, restricted stock units.

In addition, the Company reimburses directors for travel expenses incurred in connection with attending Board, committee and stockholder meetings and for other Company business related expenses. The Company will also reimburse directors for director education programs and seminars in accordance with Company policy.

The table below summarizes the compensation paid to our non-employee directors during 2014:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total

William E. Macaulay, Chairman(2)	$275,000	$131,958	$406,958
Rita V. Foley(3)	$102,000	$131,958	$233,958
Louis A. Raspino(4)	$117,000	$131,958	$248,958
Philip R. Roth(5)	$104,500	$131,958	$236,458
Stephen A. Snider(6)	$94,500	$131,958	$226,458
Michael L. Underwood(7)	$109,500	$131,958	$241,458
Joseph C. Winkler III(8)	$94,500	$131,958	$226,458

(1)	The amount represents the aggregate grant date fair value, which is equal to the closing price reported on the NYSE on the date of grant multiplied by the number of shares granted.
(2)	Mr. Macaulay was granted 2,248 shares of common stock on February 15, 2014.
(3)	Ms. Foley was granted 2,248 shares of common stock on February 15, 2014.
(4)	Mr. Raspino was granted 2,248 shares of common stock on February 15, 2014. As of December 31, 2014, Mr. Raspino held 4,651 restricted stock units, the receipt of which has been deferred.
(5)	Mr. Roth was granted 2,248 shares of common stock on February 15, 2014.
(6)	Mr. Snider was granted 2,248 shares of common stock on February 15, 2014. As of December 31, 2014, Mr. Snider held 6,079 restricted stock units, the receipt of which has been deferred.
(7)	Mr. Underwood was granted 2,248 shares of common stock on February 15, 2014.
(8)	Mr. Winkler was granted 2,248 shares of common stock on February 15, 2014. As of December 31, 2014, Mr. Winkler held 7,810 restricted stock units.

Ownership Policy for Non-Employee Directors

To further align the interest of our directors with our stockholders, the Board has established a stock ownership policy for non-employee directors. In February 2013, the Board revised that policy, which now requires each non-employee director of the Board to own a number of shares of stock (including shares owned outright by the director and vested restricted stock units deferred by the director) at least equivalent in value to five (5) times the amount of the annual cash retainer paid to non-employee directors (the “target value”). The director has until the fifth anniversary of such director’s initial election to the Board to satisfy the ownership requirement. All directors have either met or are on track to meet the stock ownership requirements delineated in the policy within the time frame specified.

Once a director attains the required level of share ownership, he or she shall continue to be considered in compliance with the policy if the director’s ownership subsequently falls below the target value as a result of either (1) a decline in the market price of the shares or (2) an increase in the annual cash retainer for non-employee directors, as long as the director retains (i) at least 50% of the net shares of unrestricted, fully vested stock subsequently awarded to the director and (ii) at least 50% of the net shares subsequently acquired pursuant to the vesting of restricted stock grants, until the value of the director’s ownership of Company stock equals or exceeds the target value. For these purposes, “net shares” means the shares remaining after disposition of shares necessary to pay the related tax liability and, if applicable, any exercise or conversion price necessary to receive such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

Information regarding the securities authorized for issuance under our equity compensation plans is as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation plans approved by security holders	1,998,489	$40.20	1,181,668	(3)
Equity Compensation plans not approved by security holders	—	—	—
Total	1,998,489	$40.20	1,181,668	(3)

(1)	Includes the following: vested, unexercised stock options, unvested, unexercised stock options, unvested time-based restricted stock units, and unvested performance-based restricted stock units as of December 31, 2014. The number of unvested performance-based restricted stock units assumes achievement at minimum qualifying performance in which the maximum number of units would vest.
(2)	Weighted average exercise price does not include outstanding restricted stock units (time- or performance-based).
(3)	Number of securities remaining available for future issuance under equity compensation plans as of April 15, 2015 is 805,908.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of April 17, 2015, by (i) each person who is known by us beneficially to own more than 5% of the outstanding common stock, (ii) each of our directors (and director nominees), (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Dresser-Rand Group Inc., West8 Tower, Suite 1000, 10205 Westheimer Road, Houston, Texas 77042.

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent of Common(2)
BlackRock, Inc.(3)	6,469,417	8.4%
The Vanguard Group, Inc.(4)	4,715,067	6.1%
William E. Macaulay	95,672	*
Rita V. Foley	13,327	*
Louis A. Raspino(5)	25,144	*
Philip R. Roth	20,363	*
Stephen A. Snider(6)	9,724	*
Michael L. Underwood	17,616	*
Vincent R. Volpe Jr.(7)	1,209,046	1.6%
Joseph C. Winkler III(8)	26,298	*
Mark F. Mai(9)	164,853	*
Christopher Rossi(10)	131,745	*
Jan Kees van Gaalen(11)	26,766	*
Jerome T. Walker(12)	107,155	*
Directors and executive officers as a group (16 persons)(13)	2,001,440	2.6%

*	Less than 1% of outstanding common stock.

(1)	The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, each entity or individual is considered the beneficial owner of any shares as to which they have the sole or shared voting power or investment power. These persons are also deemed under the same rules to beneficially own any shares that they have the right to acquire as of April 17, 2015, or within 60 days from that date, through the exercise of stock options or other similar rights. None of our directors or executive officers has pledged as security any of the shares they beneficially own. Unless otherwise indicated, each person has sole investment and voting power (or, under applicable marital property laws, shares these powers with his or her spouse) with respect to the shares shown in the table.
(2)	Ownership percentage is reported based on 76,926,895 shares of common stock outstanding on April 17, 2015, plus, as to the holder thereof only and no other person, the number of shares (if any) that the person has the right to acquire as of April 17, 2015, or within 60 days from that date through the exercise of stock options or other similar rights.
(3)	Reflects beneficial ownership of 6,469,417 shares of our common stock by BlackRock, Inc., a Delaware corporation (“BlackRock”). This information was reported on a Schedule 13G filed by BlackRock with the SEC on January 23, 2015. BlackRock reports sole voting power with respect to 5,144,127 shares of our common stock; sole dispositive power with respect to 6,467,045 shares of our common stock and shared dispositive power with respect to 2,372 shares of our common stock. BlackRock is the parent holding company of BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management North Asia Limited, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC and BlackRock Life Limited. The principal business address of BlackRock is 55 East 52nd Street, New York, NY 10022.
(4)	Reflects beneficial ownership of 4,715,067 shares of our common stock by The Vanguard Group, Inc., an investment adviser and Pennsylvania corporation (“Vanguard Group”). This information was reported on a Schedule 13G filed with the SEC on February 10, 2015, in which Vanguard Group reported sole voting power over 51,877 shares of our common stock, sole dispositive power over 4,670,090 shares of our common stock, and shared dispositive power over 44,977 shares of our common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard Group, is the beneficial owner of 44,977 shares of our common stock as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard Group, is the beneficial owner of 6,900 shares of our common stock as a result of its serving as investment manager of Australian investment offerings. The principal business address of Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(5)	Includes 4,651 restricted stock units, the receipt of which has been deferred.
(6)	Includes 6,079 restricted stock units, the receipt of which has been deferred.
(7)	Includes beneficial ownership of (i) 175,271 shares held indirectly through a trust, (ii) 17,680 shares held indirectly through VCSC Investments LLC, and (iii) 699,662 shares subject to options that are exercisable as of April 17, 2015, or vest within 60 days from that date.
(8)	Includes 7,810 restricted stock units, the receipt of which has been deferred.
(9)	Includes beneficial ownership of 123,902 shares subject to options that are exercisable as of April 17, 2015, or vest within 60 days from that date.
(10)	Includes beneficial ownership of 79,057 shares subject to options that are exercisable as of April 17, 2015, or vest within 60 days from that date.
(11)	Includes beneficial ownership of 1,647 restricted stock units and 20,021 shares subject to options that are exercisable as of April 17, 2015, or vest within 60 days from that date.
(12)	Includes beneficial ownership of 70,880 shares subject to options that are exercisable as of April 17, 2015, or vest within 60 days from that date.
(13)	Includes beneficial ownership of 1,067,893 shares subject to options that are exercisable as of April 17, 2015, or vest within 60 days from that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED PERSON TRANSACTIONS

Review and Approval of Related Party Transactions

The Board has adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater-than-5% beneficial owners, and their respective immediate family members (each a “Related Party”), where the amount involved in the transaction exceeds (or is expected to exceed) $120,000 in any calendar year.

The policy provides that the Nominating and Governance Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms that are no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction. In addition, the Board has delegated authority to the Chair of the Committee to pre-approve or ratify transactions where the aggregate amount involved is expected to be less than $250,000. A summary of any new transactions pre-approved by the Chair is provided to the full Committee for its review in connection with each regularly scheduled Committee meeting.

The Committee has considered and adopted standing pre-approvals under the policy for limited transactions with a Related Party. Pre-approved transactions include:

•	Employment of executive officers. Any employment by the Company of an executive officer of the Company if the related compensation is required to be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements (generally applicable to “named executive officers”).

•	Director compensation. Any compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements;

•	Certain transactions with other companies. Any transaction with another company at which a Related Party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $120,000, or 2 percent of that company’s total annual revenues.

•	Certain Company charitable contributions. Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $120,000, or 2% of the charitable organization’s total annual receipts.

•	Transactions where all stockholders receive proportional benefits. Any transaction where the Related Party’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends).

•	Transactions involving competitive bids. Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids.

•	Regulated transactions. Any transaction with a Related Party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

•	Indemnification. Any transaction in which a Related Party is being indemnified by the Company or the Company is advancing expenses pursuant to an Indemnification Agreement, the Company’s By-Laws or Certificate of Incorporation.

•	Transactions contemplated under Company relocation policies. Any transaction with a Related Party pursuant to Company’s relocation policy and transactions in which the Company’s reimbursement of temporary living expenses incurred by a Related Party associated with a relocation exceeds 60 days, but not in excess of 180 days.

A summary of new transactions covered by the standing pre-approvals described above is provided to the Committee for its review in connection with each regularly scheduled meeting of the Committee.

Related Person Transactions

There have been no transactions since January 1, 2014, that are required to be disclosed as a “related person transaction” pursuant to the SEC’s rules.

Director Independence

In determining director independence, our Board employs the standards set forth in the New York Stock Exchange (“NYSE”) listed company manual. The independence test included in the NYSE listing standards requires that the Board determine that the director has no direct or indirect material relationship with DRC. Additionally, a director is not independent if:

•	The director is or has been within the last three years an employee of DRC (or an immediate family member of such director is or was within the last three years an executive officer of DRC);

•	The director or an immediate family member received more than $120,000 during any 12-month period within the last three years in compensation from DRC (other than for director and committee fees, pensions or other deferred compensation from prior service);

•	The director or an immediate family member is a current partner of a firm that is DRC’s internal auditor or external auditor, the director is a current employee of such firm, an immediate family member is a current employee of such firm who personally works on DRC’s audit, or the director or immediate family member was in the last three years, but is no longer, a partner or employee of such firm and personally worked on DRC’s audit during that time;

•	The director or an immediate family member is or has been within the last three years employed as an executive officer by any company whose compensation committee includes or included a current executive officer of DRC; or

•	The director is a current employee (or an immediate family member is a current executive officer) of another company that made payments to, or received payments from, DRC for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenue.

Further, in affirmatively determining the independence of any member of our Compensation Committee, our Board must consider all factors specifically relevant to determining whether the director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with his or her duties, including:

•	The source of the director’s compensation, including any consulting, advisory or other compensatory fees paid by the Company to such director; and

•	Whether such director is affiliated with DRC or any of its subsidiaries.

In addition, members of our Audit Committee must meet the following additional independence requirements under the SEC’s rules:

•	No director who is a member of the Audit Committee shall be deemed independent if such director is affiliated with DRC or any of its subsidiaries in any capacity, other than in such director’s capacity as a member of our Board of Directors, the Audit Committee or any other Board committee; and

•	No director who is a member of the Audit Committee shall be deemed independent if such director receives, directly or indirectly, any consulting, advisory or other compensatory fee from DRC or any of its subsidiaries, other than fees received in such director’s capacity as a member of our Board of Directors, the Audit Committee or any other Board committee, and fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with DRC (provided such compensation is not contingent in any way on continued service).

Applying the NYSE test, the Board has affirmatively determined, as recommended by the Nominating and Governance Committee, that Ms. Foley and Messrs. Macaulay, Raspino, Roth, Snider, Underwood and Winkler are independent, and that all members of the Audit Committee and Compensation Committee meet the heightened requirements for independence set forth above. In addition, the Board affirmatively determined that Mr. Volpe is not independent because he is the President and Chief Executive Officer of DRC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accountants

For work performed in regard to fiscal years 2013 and 2014, DRC paid PricewaterhouseCoopers LLP the following fees for services, as categorized (dollars in thousands):

	Fiscal Year 2013	Fiscal Year 2014
Audit Fees(1)	$4,240	$4,869
Audit-Related Fees(2)	$48	$38
Tax Fees(3)	$380	$2,155
All Other Fees(4)	$—	$—

Total Fees	$4,668	$7,062

(1)	Includes fees for audit services principally relating to the annual audit, quarterly reviews and procedures associated with providing a consent in connection with a registration statement filed by the Company during 2014.
(2)	Includes fees for professional services rendered in connection with compilation reports for state licensing requirements and various services provided in connection with certain statutory requirements in India, France, Norway and Saudi Arabia.
(3)	Includes fees for tax compliance, tax advice and tax planning, including tax advisory work in connection with potential mergers and restructuring transactions as well as non-U.S. tax related consultation. For example, tax compliance involves preparation of original and amended tax returns.
(4)	Includes fees for all other services not reported under (1) through (3). These amounts reflect license fees for software PricewaterhouseCoopers LLP provided for research of accounting authorities and compliance with reporting obligations.

Our Board has a policy to assure the independence of its independent registered public accounting firm. Prior to each fiscal year, the Audit Committee receives a written report from PricewaterhouseCoopers LLP describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related services, tax services and other services were pre-approved for 2013 and 2014 by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. As required by its charter, the Audit Committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof), other than prohibited non-auditing services as set forth in Sarbanes-Oxley Act Section 201, to be performed for DRC by its independent registered public accounting firm, subject to any de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of the Original Filing:

The following financial statements, schedules and exhibits were previously filed as part of the Original Filing.

(1)	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheet at December 31, 2014 and 2013
Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedules
Schedules have been omitted because the required information was shown in the consolidated financial statements or notes thereto in the Original Filing or the schedules included in the Original Filing.
(3)	Exhibits

The following exhibits are filed with this report:

2.1	Share Purchase Agreement by and among Dresser-Rand Group Inc., Grupo Guascor S.L. and the shareholders of Grupo Guascor S.L. dated March 3, 2011 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 4, 2011, File No. 001-32586).

2.2	Agreement and Plan of Merger by and among Siemens Energy, Inc., Dynamo Acquisition Corporation and Dresser-Rand Group Inc., dated as of September 21, 2014 (incorporated by reference to Exhibit 2.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

2.3	Support Letter between Siemens Aktiengesellschaft and Dresser-Rand Group Inc., dated September 22, 2014 (incorporated by reference to Exhibit 2.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

3.1	Amended and Restated Certificate of Incorporation of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

3.2	Amended and Restated By-Laws of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed August 9, 2013, File No. 001-32586).

3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Dresser-Rand Group Inc. (incorporated by reference to Exhibit 3.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

4.1	Form of certificate of Dresser-Rand Group Inc. common stock (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).

4.2	Indenture, dated March 22, 2011, by and among Dresser-Rand Group Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed March 24, 2011, File No. 001-32586).

4.3	First Supplemental Indenture, dated as of September 6, 2012, by and among Dresser-Rand Group Inc., DR Acquisition LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).

4.4	Rights Agreement dated as of September 22, 2014, by and between Dresser-Rand Group Inc. and Computershare Inc., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed September 23, 2014, File No. 001-32586).

10.1	Equity Purchase Agreement, dated as of August 25, 2004, by and among FRC Acquisition LLC and Ingersoll-Rand Company Limited (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.2	Amended and Restated Credit Agreement, dated as of September 30, 2013, among Dresser-Rand Group Inc., Grupo Guascor, S.L., the syndicate of lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as European administrative agent, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branch, DNB Bank ASA, New York Branch, Sovereign Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).

10.3	First Amendment and Consent to Amended and Restated Credit Agreement dated as of June 27, 2014 among Dresser-Rand Group Inc., Grupo Guascor, S.L., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2014, File No. 001-32586).

10.4	License Agreement, dated as of October 26, 2004, by and between Dresser, Inc. and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.5	License Agreement, dated as of October 29, 2004, by and between Dresser-Rand Company, Dresser-Rand A.S., Ingersoll-Rand Energy Systems Corporation and the Energy Systems Division of Ingersoll-Rand Company (incorporated by reference to Exhibit 10.8 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).

10.6	Amended and Restated Employment Agreement, dated June 11, 2008, by and among Vincent R. Volpe and Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.7	Employment Contract, dated June 1, 2011, by and between Dresser-Rand International Inc. and Gustavo Nechar (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.8	Dresser-Rand Group Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1, filed May 16, 2005, File No. 333-124963).*

10.9	Dresser-Rand Group Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.10	First Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.11	Second Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated February 27, 2013 (incorporated by reference to Exhibit 10.13 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 28, 2013, File No. 001-32586).*

10.12	Third Amendment to Dresser-Rand Group Inc. 2005 Stock Incentive Plan, dated August 8, 2013 (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.13	Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.14	Amendment No. 1 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.29 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.15	Amendment No. 2 to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated February 12, 2008 (incorporated by reference to Exhibit 10.30 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 26, 2008, File No. 001-32586).*

10.16	Third Amendment to the Dresser-Rand Group Inc. 2005 Directors Stock Incentive Plan, dated October 28, 2008 (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 30, 2008, File No. 001-32586).*

10.17	Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Dresser-Rand Group Inc.’s Registration Statement on Form S-8, filed May 14, 2008, File No. 333-150894).*

10.18	First Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on February 25, 2010, File No. 001-32586).*

10.19	Second Amendment to the Dresser-Rand Group Inc. 2008 Stock Incentive Plan, adopted March 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2010, File No. 001-32586).*

10.20	Third Amendment to Dresser-Rand Group Inc. 2008 Stock Incentive Plan, dated August 8, 2013 (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.21	Form of Grant Notice for 2008 Stock Incentive Plan Nonqualified Stock Options (incorporated by reference to Exhibit 10.20 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on March 14, 2014, File No. 001-32586).*

10.22	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock (incorporated by reference to Exhibit 10.21 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on March 14, 2014, File No. 001-32586).*

10.23#	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units.*

10.24	Form of Grant Notice for 2008 Stock Incentive Plan Stock Appreciation Rights (incorporated by reference to Exhibit 10.23 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed on March 14, 2014, File No. 001-32586).*

10.25	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock for Non-Employee Directors (incorporated by reference to Exhibit 10.49 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.26	Form of Grant Notice for 2008 Stock Incentive Plan Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.27	Dresser-Rand Group Inc. Form of Grant Notice for 2008 Stock Incentive Plan Performance Restricted Stock Units (incorporated by reference to Exhibit 10.50 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.28	Dresser-Rand Group Inc. Standard Terms and Conditions for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.4 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.29	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.30	Dresser-Rand Group Inc. Standard Terms and Conditions for Stock Appreciation Rights (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.31#	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units.*

10.32	Dresser-Rand Group Inc. Standard Terms and Conditions for Employee Nonqualified Stock Options (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 4, 2014, File No. 001-32586).*

10.33	Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Dresser-Rand Group Inc.’s Registration Statement on Form S-1/A, filed July 18, 2005, File No. 333-124963).*

10.34	Form of Indemnification Agreement between Dresser-Rand Group Inc. and each of its directors and certain other executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed June 12, 2008, File No. 001-32586).*

10.35	Revised Form of Indemnification Agreement between Dresser-Rand Group Inc. and certain of its directors and executive officers (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2011, File No. 001-32586).*

10.36	Offer Letter, dated April 1, 2013, from Dresser-Rand to Jan Kees van Gaalen (incorporated by reference to Exhibit 99.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed April 3, 2013, File No. 001-32586).*

10.37	Offer Letter, dated August 27, 2007, from Dresser-Rand Group Inc. to Mark Mai (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 001-32586).*

10.38	Offer Letter, dated July 7, 2008, from Dresser-Rand Group Inc. to Raymond L. Carney (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed November 4, 2008, File No. 001-32586).*

10.39	Participation Agreement, dated as of December 20, 2007, by and among Dresser-Rand S.A. (France), as Construction Agent and Lessee, Citibank International plc (Paris Branch), as Lessor, the Persons named therein as Note Holders, and Citibank International plc (Paris Branch) as Agent (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.40	Lease Agreement, dated as of December 28, 2007 by and between Citibank International plc (Paris Branch), as Lessor, and Dresser-Rand S.A. (France), as Lessee (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.41	Parent Guaranty, dated as of December 28, 2007 by Dresser-Rand Group Inc. (incorporated by reference to Exhibit 10.3 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed December 31, 2007, File No. 001-32586).

10.42	The Dresser-Rand Company Non-Qualified Retirement Plan restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.42 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.43	Dresser-Rand Non-Employee Director Fee Deferral Plan, which was effective as of January 1, 2009 (incorporated by reference to Exhibit 10.43 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.44	Offer Letter, dated August 22, 2008, from Dresser-Rand Company to Jerry Walker (incorporated by reference to Exhibit 10.44 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.45	Offer Letter, dated October 29, 2008, from Dresser-Rand Company to Luciano Mozzato (incorporated by reference to Exhibit 10.45 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 23, 2009, File No. 001-32586).*

10.46	Offer Letter, dated March 11, 2011, from Dresser-Rand Group Inc. to Gustavo Nechar (incorporated by reference to Exhibit 10.7 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed April 28, 2011, File No. 001-32586).*

10.47	Form of Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer (reflecting revisions approved by the Compensation Committee to the form it previously approved, principally addressing Section 409A of the U.S. Internal Revenue Code) (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2012, File No. 001-32586).*

10.48	Form of First Amendment to Confidentiality, Non-Compete, Severance, and Change In Control Agreement to be entered into with named executive officers other than the chief executive officer. (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 7, 2014, File No. 001-32586).*

10.49	Dresser-Rand Annual Incentive Program, adopted effective February 12, 2010 (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Current Report on Form 8-K, filed February 17, 2010, File No. 001-32586).*

10.50	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock (for Non-Employee Directors) (incorporated by reference to Exhibit 10.51 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.51	Dresser-Rand Group Inc. Standard Terms and Conditions for Restricted Stock Units (for Non-Employee Directors) (incorporated by reference to Exhibit 10.52 to Dresser-Rand Group Inc.’s Annual Report on Form 10-K, filed February 25, 2010, File No. 001-32586).*

10.52	Form of Assignment Agreement for Designated Executive Officers – Multi-Location Assignment (incorporated by reference to Exhibit 10.1 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 25, 2013, File No. 001-32586).*

10.53	Assignment Agreement dated June 4, 2013, for Vincent R. Volpe Jr. – Multi-Location Assignment (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed July 25, 2013, File No. 001-32586).*

10.54	Multi-Location Assignment Tax Guidelines (incorporated by reference to Exhibit 10.2 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.55	Transfer and Relocation Letter Agreement, effective September 1, 2013, by and between Gustavo Nechar and Dresser-Rand Company (incorporated by reference to Exhibit 10.6 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.56	Form of Relocation Agreement between Dresser-Rand International Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.57	Relocation Agreement by and between Vincent R. Volpe Jr. and Dresser-Rand International Inc., dated June 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2010, File No. 001-32586).*

10.58	Plan Red Relocation Policy (applicable to relocation within the U.S. and Canada by named executive officers) (incorporated by reference to Exhibit 10.5 to Dresser-Rand Group Inc.’s Quarterly Report on Form 10-Q, filed November 1, 2013, File No. 001-32586).*

10.59#	Form of Executive Retention Bonus Plan.*

21.1#	List of Subsidiaries.

23.1#	Consent of PricewaterhouseCoopers LLP.

24.1#	Powers of Attorney.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a).

(31.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1#	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Executive Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheet at December 31, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Executive Compensation Plans and Arrangements.
( )	Filed or furnished herewith.
#	Previously filed or furnished, as applicable, as an exhibit to Dresser-Rand Groups Inc.’s Annual Report on Form 10-K, filed on February 27, 2015, File No. 001-32586.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2015.

DRESSER-RAND GROUP INC.

/s/ VINCENT R. VOLPE JR.
Vincent R. Volpe Jr.
President and Chief Executive Officer