Form 10-Q
period 2015-03-31
Dresser-Rand Group Inc.
filed 2015-05-08
CIK 1316656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of common stock, $.01 par value, outstanding as of May 1, 2015, was 76,928,710.

PART I. ― FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales of products	$372.9	$541.8
Net sales of services	144.0	157.3
Total revenues	516.9	699.1
Cost of products sold, including $9.8 of inventory charges (Note 3)	294.8	429.7
Cost of services sold	106.1	122.0
Total cost of sales	400.9	551.7
Gross profit	116.0	147.4
Selling and administrative expenses	95.6	99.8
Research and development expenses	8.3	7.4
Restructuring charges (Note 3)	18.1	-
Transaction-related expenses (Note 1)	1.6	-
(Loss) income from operations	(7.6)	40.2
Interest expense, net	(12.6)	(13.0)
Other (expense) income, net	(9.2)	3.3
(Loss) income before income taxes	(29.4)	30.5
(Benefit from) provision for income taxes	(5.4)	13.9
Net (loss) income	(24.0)	16.6
Net loss (income) attributable to noncontrolling interest	0.3	-
Net (loss) income attributable to Dresser-Rand	$(23.7)	$16.6
Net (loss) income attributable to Dresser-Rand per share
Basic	$(0.31)	$0.22
Diluted	$(0.31)	$0.22
Weighted-average shares outstanding - (in thousands)
Basic	76,699	76,371
Diluted	76,699	76,952

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net (loss) income	$(24.0)	$16.6
Other comprehensive (loss) income
Foreign currency translation adjustments	(96.4)	4.1
Unrealized gain on derivatives - net of tax of $0.0 and $0.0 for the three months ended March 31, 2015 and 2014, respectively	-	0.1
Reclassification of unrealized gain on expired derivatives - net of tax of $0.0 and $0.0 for the three months ended March 31, 2015 and 2014, respectively	0.1	-
Pension and other postretirement benefit plans:
Amortization of prior service cost and net actuarial loss included in net periodic costs - net of tax of $0.8 and $0.3 for the three months ended March 31, 2015 and 2014, respectively	1.0	0.5
Total other comprehensive (loss) income	(95.3)	4.7
Total comprehensive (loss) income	(119.3)	21.3
Comprehensive loss (income) attributable to noncontrolling interest	1.3	-
Comprehensive (loss) income attributable to Dresser-Rand	$(118.0)	$21.3

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2015	2014

	($ in millions)
Assets
Current assets
Cash and cash equivalents	$111.5	$183.4
Restricted cash	2.5	3.3
Accounts receivable, less allowance for losses of $8.5 at 2015 and $8.7 at 2014	607.5	660.7
Inventories, net	641.8	669.0
Prepaid expenses and other	83.8	72.5
Deferred income taxes	67.9	66.8
Total current assets	1,515.0	1,655.7
Property, plant and equipment, net	442.8	450.9
Goodwill	763.1	832.9
Intangible assets, net	417.3	444.4
Deferred income taxes	4.3	5.5
Other assets	94.2	99.3
Total assets	$3,236.7	$3,488.7

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accruals	$608.4	$653.8
Customer advance payments	185.5	183.3
Accrued income taxes payable	15.1	26.9
Short-term borrowings and current portion of long-term debt	25.4	30.1
Total current liabilities	834.4	894.1
Deferred income taxes	43.0	48.4
Postemployment and other employee benefit liabilities	92.3	97.5
Long-term debt	993.7	1,053.6
Other noncurrent liabilities	84.2	88.9
Total liabilities	2,047.6	2,182.5
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value, 250,000,000 shares
authorized; and 76,926,555 and 76,666,104 shares issued and
outstanding at March 31, 2015, and December 31, 2014, respectively	0.8	0.8
Additional paid-in capital	190.7	188.5
Retained earnings	1,352.0	1,375.7
Accumulated other comprehensive loss	(358.9)	(264.6)
Total Dresser-Rand stockholders' equity	1,184.6	1,300.4
Noncontrolling interest	4.5	5.8
Total stockholders' equity	1,189.1	1,306.2
Total liabilities and stockholders' equity	$3,236.7	$3,488.7

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

	($ in millions)
Cash flows from operating activities
Net (loss) income	$(24.0)	$16.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22.4	23.6
Restructuring charges	18.1	-
Deferred income taxes	(8.4)	(2.0)
Stock-based compensation	8.4	7.3
Excess tax benefits from stock-based compensation	(3.2)	(0.7)
Amortization of debt financing costs	0.6	0.5
Provision for losses on inventory	10.1	1.6
Loss from equity investments	0.4	1.2
Loss on disposal of assets	0.2	-
Changes in working capital and other, net of acquisitions
Accounts receivable, net	29.7	104.1
Inventories	(4.1)	(31.6)
Prepaid expenses and other	(15.6)	(6.1)
Accounts payable and accruals	(15.6)	(59.3)
Customer advances	7.0	23.9
Taxes payable	(7.2)	4.2
Pension and other post-retirement benefits	(1.3)	(4.9)
Other	5.4	(19.3)
Net cash provided by operating activities	22.9	59.1
Cash flows from investing activities
Capital expenditures	(31.5)	(10.8)
Proceeds from sales of assets	0.1	-
Other loans and investments	(2.1)	(2.5)
Decrease (increase) in restricted cash balances	0.4	(0.8)
Net cash used in investing activities	(33.1)	(14.1)
Cash flows from financing activities
Proceeds from exercise of stock options	0.7	-
Proceeds from borrowings	401.8	354.0
Repayments of borrowings	(445.9)	(410.9)
Excess tax benefits from stock-based compensation	3.2	0.7
Repurchase of common stock	(10.1)	(4.9)
Net cash used in financing activities	(50.3)	(61.1)
Effect of exchange rate changes on cash and cash equivalents	(11.4)	4.6
Net decrease in cash and cash equivalents	(71.9)	(11.5)
Cash and cash equivalents, beginning of period	183.4	190.4
Cash and cash equivalents, end of period	$111.5	$178.9

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2014	$0.8	$188.5	$1,375.7	$(264.6)	$5.8	$1,306.2
Stock-based compensation	-	2.2	-	-	-	2.2
Net loss	-	-	(23.7)	-	(0.3)	(24.0)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(95.4)	(1.0)	(96.4)
Reclassification of unrealized gain on expired
derivatives - net of tax of $0.0	-	-	-	0.1	-	0.1
Pension and other postretirement benefit plans -
net of tax of $0.8
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	1.0	-	1.0
At March 31, 2015	$0.8	$190.7	$1,352.0	$(358.9)	$4.5	$1,189.1

				Accumulated
		Additional		Other	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Controlling	Stockholders'
	Stock	Capital	Earnings	(Loss) Income	Interest	Equity

	($ in millions)

At December 31, 2013	$0.8	$162.4	$1,253.0	$(118.8)	$4.0	$1,301.4
Stock-based compensation	-	3.3	-	-	-	3.3
Stock repurchases	-	-	-	-	-	-
Net income	-	-	16.6	-	-	16.6
Other comprehensive (loss) income
Foreign currency translation adjustments	-	-	-	4.1	-	4.1
Unrealized gain on derivatives, net of tax of $0.0	-	-	-	0.1	-	0.1
Pension and other postretirement benefit plans -
net of tax of $0.3
Amortization of prior service cost and net
actuarial loss included in net periodic costs	-	-	-	0.5	-	0.5
At March 31, 2014	$0.8	$165.7	$1,269.6	$(114.1)	$4.0	$1,326.0

See accompanying notes to consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)

1.Basis of Presentation

Unless the context otherwise indicates, the terms “we,” “our,” “us,” the “Company,” “Dresser-Rand” and similar terms refer to Dresser-Rand Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014; the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014; and the Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These financial statements should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, and our other filings with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2015, are not indicative of the results that may be expected for the year ending December 31, 2015.  Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period’s presentation.

On September 21, 2014, the Company entered into an Agreement and Plan of Merger with Siemens Energy, Inc. (“Siemens”) whereby Siemens will acquire the Company (the “Merger”).  Additional information regarding the Merger and the related terms and conditions is set forth in Note 1, Basis of Presentation, to the consolidated financial statements in Item 14, Exhibits, Financial Statements and Schedules, of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

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

Input levels used for fair value measurements are as follows:

Input
Description	Disclosure	Level	Level 2 Inputs	Level 3 Inputs
Impairment of long-lived assets	Note 3	Level 3	Not applicable	Level 3 inputs are more fully described in Note 3.
Financial derivatives	Note 9	Level 2	Quoted prices of similar assets or liabilities in active markets	Not applicable
Long-term debt (disclosure only)	Note 11	Level 2	Quoted prices in markets that are not active	Not applicable

2.New Accounting Standards

Effective January 1, 2015, the Company adopted FASB Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  In April 2015, the FASB issued an exposure draft of a proposal to delay the effective date of ASU 2014-09 by one year.  The Company is currently evaluating the new pronouncement to determine the impact it may have to its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted.  The adoption of ASU 2014-10 is not expected to have a material impact on the Company’s consolidated financial statements.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted.  Companies may use either a prospective or a retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”). Prior to the issuance of this standard, there was no guidance in U.S.  GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosure.  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the  date that the  financial statements are issued  (or within one year after the date  that the  financial statements are available to be issued  when applicable) in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 states that substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  Companies may use either a prospective or a retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use.  The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license.  As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

other licenses of intangible assets. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

3.Restructuring Charges

On February 25, 2015, the Company’s Board of Directors approved a series of actions intended to improve operating performance.  The Company announced a planned reduction in workforce of approximately 8%, which covers its world-wide operations and associated overhead costs from the different support disciplines. The announced actions result in reduced overhead through the optimization of the Company’s workforce and certain non-cash charges (impairments and other charges) related to the restructuring or disposal of certain facilities and assets. The Company currently estimates the overall pre-tax costs of the program to be between approximately $40.0 and $50.0. These strategic initiatives originate from the prevailing view that oil prices are expected to remain under pressure in the near future leading our clients to either delay large projects in order to reschedule their investments (or optimize their cash flows), or apply pressure on their suppliers to reduce their prices.  As a result, the Company is taking appropriate measures to continue its emphasis on operating earnings growth, even in what is expected to be a relatively stable year in sales in 2015.  The  Company initiated the announced actions in the first quarter of 2015 and expects to complete the actions by the end of 2015.

The restructuring charges in the consolidated statement of income totaled $18.1 for the three months ended March 31, 2015.  Detailed information related to the restructuring program activities during the three months ended March 31, 2015, is outlined below:

	Employee
	Severance and
	Other Related	Asset Impairments
	Costs	and Other Charges	Other	Total
Balance, December 31, 2014	$-	$-	$-	$-
Net current period charges	6.6	11.4	0.1	18.1
Cash payments	(2.5)	-	(0.1)	(2.6)
Non-cash charges used	(0.5)	(11.4)	-	(11.9)
Balance, March 31, 2015	$3.6	$-	$-	$3.6

In addition to the above charges, the Company recorded inventory charges of $9.8 during the three months ended March 31, 2015, related to the planned exit of certain non-core businesses primarily in North America.  In accordance with ASC 420-10-S99-3, these charges were not included in the restructuring charges line item in the consolidated statement of income.  The Company has included these charges in the cost of products sold line item in the consolidated statement of income.

Employee Severance and Other Related Costs

During the three months ended March 31, 2015, the Company initiated a reduction in workforce which includes the elimination of approximately 400 personnel worldwide.  As of March 31, 2015, the Company eliminated approximately 200 personnel, and the Company expects to eliminate the remaining 200 personnel by the end of 2015.  Included in the restructuring charges for the three months ended March 31, 2015, are $6.6 of employee severance and other related costs.  Total employee severance and other related costs associated with the plan are expected be approximately $13.0.  Amounts related to employee severance and other costs have been accrued as required by ASC 712, Compensation – Nonretirement Postemployment Benefits.

Asset Impairments and Other Charges

As part of the restructuring program, the Company is exiting certain non-core businesses and/or disposing of certain facilities and assets.  Intangible asset impairments related to the planned exit of certain businesses were $11.4 for the three

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

months ended March 31, 2015.  The impairment charge is primarily related to existing technology, customer relationships and trade names for the planned exit of a European manufacturing location.  The fair value of these assets was based on market offers to purchase the assets.  The impairment charge also includes a trade name that was part of a separate non-core business in Europe that we plan to exit.

The Company intends to sell the European manufacturing location; however, these assets have not been classified as assets held for sale as of March 31, 2015, as the necessary approvals to sell the assets have not yet been received.  In the event we do not sell the facility, additional restructuring charges may be recorded to dispose of the assets.

Segment profit is determined based on internal performance measures used by the chief operating decision maker to assess the performance of each segment. The chief operating decision maker has excluded restructuring charges from the assessment of segment performance, and as such, we have not assigned the restructuring charges to either segment, but rather have included the charges as unallocated expenses for segment reporting.

4. Other Investments

On June 28, 2013, the Company and Apex Compressed Air Energy Storage, LLC (“APEX”) formed Bethel Holdco, LLC (“Bethel”) to develop a 317 megawatt compressed air energy storage (“CAES”) facility to be constructed in the north zone of Texas.  The Company expects to manufacture and supply the compression trains, expansion trains, balance of plant process equipment and installation, commissioning, start-up and on-site testing services to a subsidiary of Bethel, subject to the project reaching full financing. Although the project is not yet fully financed, management believes that even in the event the project is not fully financed, it will not have a material adverse effect on the Company’s financial condition.  As of March 31, 2015, the Company had invested a total of $5.0 for an approximate 5.7% ownership interest in Bethel.  The remaining 94.3% interest is held by APEX.  The Company has certain rights, but no obligations, to make additional capital contributions to Bethel.    In connection with its investment in Bethel, the Company received an option to sell all of its initial ownership interests in Bethel to APEX at such time on or after the second anniversary of the CAES facility achieving commercial operation that Bethel has a net positive amount of available cash to distribute to its members for a trailing twelve-month period.  The sale price under the option is the Company’s purchase price for the Bethel interests.    On February 14, 2014, the Company entered into a term loan agreement with Bethel to help fund the construction of the CAES facility.  The Company may loan Bethel an aggregate principal amount of up to $25.0, with interest rates ranging from 8.0% to 16.0% per annum.  Loans made under the arrangement mature no later than eight years from the date of issuance.  As of March 31, 2015, Bethel has borrowed $18.6 from the Company.  The Company’s maximum exposure to loss on its investment in Bethel is limited to amounts invested (including amounts loaned) plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Bethel, the Company considered that its board participation, ownership interest and loan would not give the Company the power to direct the activities of Bethel and, consequently, would not result in the Company being the primary beneficiary.  The investment in Bethel is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $4.9 at March 31, 2015.  The Company has recognized no revenues from APEX in the three months ended March 31, 2015 or 2014.

In February 2011, the Company entered into an agreement to acquire a noncontrolling interest in Echogen Power Systems, LLC (“Echogen”), a privately-held technology company that is developing and commercializing power generation systems that harness waste heat for power and cooling applications using a proprietary supercritical carbon dioxide process technology. The Company agreed to pay Echogen a royalty based on future equipment sales in these markets. Aggregate minimum royalties of $6.0 were to be paid in the first five years of commercialization (which has not begun), regardless of the amount of revenues generated, or the license would become non-exclusive.  On March 26, 2014, the Company entered into an agreement for exclusive license rights to certain of Echogen’s intellectual property in exchange for $2.5 of cash and the relief of the Company’s obligation to provide certain equipment which was required under the original agreement. These exclusive license rights are represented by the remaining shares of Echogen held by the Company, which will be exchanged for an exclusive license if Echogen’s intellectual property is proven. On March 18, 2015, the Company amended its agreement with Echogen to satisfy the minimum royalty requirement with a prepaid royalty of $4.0 and to change the effective period of the license to five years from the date of receiving third party funding from a source other than the Company. No additional royalties are required to be paid during this period. As of March 31, 2015, the Company had invested a total of $26.5 for a 33.9% noncontrolling interest in Echogen. The Company’s maximum exposure to loss on its investment in Echogen is limited to amounts invested plus any amounts the Company may choose to invest in the future. In determining whether the Company should consolidate Echogen, the Company considered that its board participation and ownership interest would not give the

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Company the power to direct the activities of Echogen and, consequently, would not result in the Company being the primary beneficiary.  The investment in Echogen is being accounted for under the equity method of accounting, and the amount of the investment recorded in other noncurrent assets on the consolidated balance sheet is $14.0 at March 31, 2015.

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

At March 31, 2015, D-R Arabia has total assets of approximately $58.1, consisting principally of property, plant and equipment, and total liabilities of approximately $87.0, consisting principally of intercompany loans. The assets have been classified accordingly in the Company’s consolidated balance sheet, and the loans have been eliminated in consolidation. Both parties to the joint venture have signed resolutions committing to provide financial support to D-R Arabia, as needed, to meet D-R Arabia’s obligations as they become due through 2013.  For the year 2014, ARPIC has signed neither D-R Arabia’s audited financial statements nor the current resolution, wherein the two parties to the joint venture would commit to continue the operations and provide financial support as needed, to meet D-R Arabia’s obligations as they become due.  If ARPIC fails to sign these documents, it may affect D-R Arabia’s ability to renew its commercial registration and continue operations, which could have a material adverse effect on the Company’s ability to do business in the Kingdom of Saudi Arabia and on our assets associated with that business.

5.Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	March 31,	December 31,
	2015	2014

Costs incurred on uncompleted contracts	$287.0	$276.8
Estimated earnings	69.9	70.4
	356.9	347.2
Less: billings to date	(350.5)	(347.8)
	$6.4	$(0.6)
Costs and estimated earnings in excess of billings	$22.4	$18.4
Billings in excess of costs and estimated earnings	(16.0)	(19.0)
	$6.4	$(0.6)

6.Intangible Assets and Goodwill

The following table sets forth the weighted-average useful life, gross amount and accumulated amortization of intangible

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

assets:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Weighted-Average Useful Lives	Cost	Accumulated Amortization
Trade names	$111.0	$28.5	36 years	$116.5	$27.5
Customer relationships	301.3	89.4	32 years	317.4	91.0
Non-compete agreements	2.5	2.5	0 years	4.8	4.8
Existing technology	166.4	63.9	23 years	171.7	64.6
Contracts and purchase agreements	7.7	1.7	11 years	9.1	1.6
Software	27.3	27.3	0 years	27.3	27.3
In-process research and development	14.4	-	(a)	14.4	-
Total amortizable intangible assets	$630.6	$213.3		$661.2	$216.8

 (a)Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts.    Upon completion of the associated research and development efforts, in-process research and development is reclassified to existing technology and amortized based upon the Company’s estimate of its useful life at that time.

Intangible asset amortization expense was $8.7 and $8.3 for the three months ended March 31, 2015 and 2014, respectively, and is estimated to be $20.7 for the remainder of fiscal year 2015.  Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: $29.5 in 2016, $29.3 in 2017, $28.8 in 2018, $26.1 in 2019 and $25.0 in 2020.

The Company recorded a non-cash impairment charge of approximately $11.4 in the three months ended March 31, 2015, related to the restructuring program described more fully in Note 3.

The following table represents the changes in goodwill in total and by segment (see Note 16 for additional segment information):

		Aftermarket
	New Units	Parts and Services	Total
Balance, December 31, 2014	$434.2	$398.7	$832.9
Foreign currency adjustments	(40.9)	(28.9)	(69.8)
Balance, March 31, 2015	$393.3	$369.8	$763.1

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

7.  Inventories, net

Inventories were as follows:

	March 31,	December 31,
	2015	2014

Raw materials	$86.5	$92.1
Finished parts	271.1	284.9
Work-in-process	771.3	744.8
	1,128.9	1,121.8
Less: progress payments from clients	(487.1)	(452.8)
Inventories, net	$641.8	$669.0

Finished parts may be used in production or sold to customers.  Progress payments represent payments from clients based on milestone completion schedules or advance billing terms.  Any payments received in excess of inventory investment are classified as “Customer Advance Payments” in the current liabilities section of the consolidated balance sheet.  Progress payments to suppliers are included in work-in-process and were $77.8 and $96.0 at March 31, 2015, and December 31, 2014, respectively.  The total allowance for obsolescence for slow-moving inventory for all categories of inventory was $35.6 and $38.4 at March 31, 2015, and December 31, 2014, respectively.

The Company recorded a non-cash inventory charge of approximately $9.8 in the three months ended March 31, 2015, related to restructuring actions, which is described more fully in Note 3.  In accordance with ASC 420-10-S99-3, this charge was not included in the restructuring charges line item in the consolidated statement of income.  The Company has included these charges in the cost of products sold line item in the consolidated statement of income.

8. Property, plant and equipment

Property, plant and equipment were as follows:

	March 31,	December 31,
	2015	2014
Cost:
Land	$26.5	$28.9
Buildings and improvements	252.4	248.8
Machinery and equipment	498.3	509.0
	777.2	786.7
Less: accumulated depreciation	(334.4)	(335.8)
Property, plant and equipment, net	$442.8	$450.9

Depreciation expense was $13.7 and $15.3 for the three months ended March 31, 2015 and 2014, respectively.

9. Financial Instruments

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

None of the Company’s derivative financial instruments are designated as hedges for accounting purposes.  Changes in the fair values of derivatives that are not designated as hedges for accounting purposes are immediately recognized in the consolidated statement of income in other expense, net.

All of the Company’s foreign currency derivative contracts are subject to master netting arrangements.  These arrangements provide for the option to settle contracts with a given counterparty on a net basis when they settle on the same day and the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event, and do not require the Company to post any cash collateral.  The Company has elected to present the derivative contracts on a gross basis in the consolidated balance sheet.  The Company recognizes derivatives in prepaid expenses and other, or accounts payable and accruals, as appropriate, on the consolidated balance sheet and measures them at fair value each reporting period.  As of March 31, 2015, had the Company presented its derivative contracts on a net basis, the assets and liabilities presented in the table below would be reduced by $7.1, resulting in net foreign currency exchange contracts assets and liabilities of $11.6 and $29.3, respectively.  As of December 31, 2014, had the Company presented its derivative contracts on a net basis, the assets and liabilities presented in the table below would be reduced by $4.0, resulting in net foreign currency exchange contracts assets and liabilities of $6.1 and $29.2, respectively.

The following table sets forth the Company’s gross foreign currency exchange contracts that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2015	2014

Foreign currency exchange contracts assets	$18.7	$10.1

Foreign currency exchange contracts liabilities	$36.4	$33.2

The notional amount for the forward exchange contracts outstanding as of March 31, 2015, and December 31, 2014, was $483.0 and $498.3, respectively.  The net foreign currency (losses) gains recognized for forward currency contracts were $(13.4) and $2.8 for the three months ended March 31, 2015 and 2014, respectively.

10.Income taxes

We operate in numerous countries and tax jurisdictions around the world and there is no assurance that future tax audits will not result in significant tax adjustments. Management believes that it has provided adequate estimated liabilities for taxes based on its understanding of the tax laws and regulations in those countries.

Our estimated income tax (benefit) provision for the three months ended March 31, 2015 and 2014, results in effective rates that differ from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, offset by state and local income taxes and valuation allowances on net operating loss carryforwards when it is more-likely-than-not that all or a portion of the asset will not be realized.  We will adjust the valuation allowances in the future when it is more-likely-than-not that all or a portion of the asset will not be realized.

The tax benefit for the three months ended March 31, 2015, and the tax provision for the three months ended March 31, 2014, were both negatively impacted principally due to a less favorable mix of U.S. and foreign earnings in the respective quarters than the respective full year estimates upon which our projected tax rate is calculated.

Except for earnings of our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary remitted in 2014, management has decided to indefinitely reinvest the unremitted earnings of the Company’s foreign subsidiaries and,

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any indefinitely reinvested foreign earnings are distributed, in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

11.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2015	2014
Amended Credit Facility	$631.6	$693.7
6½% Senior Subordinated Notes due May 2021	375.0	375.0
Other indebtedness	12.5	15.0
Total debt	1,019.1	1,083.7
Less: current portion	(25.4)	(30.1)
Total long-term debt	$993.7	$1,053.6

At March 31, 2015, the Company was in compliance with its debt covenants.

Senior Subordinated Notes

The carrying and fair values of the Company’s Senior Subordinated Notes were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6½% senior subordinated notes due May 2021	$375.0	$394.9	$375.0	$401.7

Due to the variable rate nature of all of the Company’s other long-term debt, the carrying values materially approximate their fair values as the rates are comparable to current market rates at which debt with similar terms could be obtained.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

12. Pension Plans

The components of net pension expense were as follows:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014

Service cost	$1.0	$0.9	$0.6	$0.6
Interest cost	2.9	3.3	1.1	1.4
Expected return on plan assets	(4.4)	(4.6)	(1.5)	(1.6)
Amortization of net actuarial
loss	1.5	0.7	-	-
Amortization of prior service
cost	0.3	0.1	-	-
Net pension expense	$1.3	$0.4	$0.2	$0.4

The fair value measurement of certain plan assets (approximately 3.7% of total plan assets) is derived using significant unobservable inputs (Level 3).  Level 3 assets consist of annuities held as investments within the plan that cover a set amount of liabilities and the effects of changes in the values of the related assets and liabilities are generally offsetting.  Level 3 assets also consist of annuities that require contribution premiums to fund ongoing liabilities as required by foreign governmental regulations.  Annuities are valued using standard actuarial calculations such as discount rates, mortality rates and participant population.

The Company made pension contributions of $3.4 and $5.5, respectively, during the three months ended March 31, 2015 and 2014, respectively.

13.Post-Retirement Benefits Other than Pensions

The components of the net post-retirement benefits expense were as follows:

	Three Months Ended March 31,
	2015	2014

Interest cost	$0.1	$0.1
Net post-retirement benefits expense	$0.1	$0.1

14.Commitments and Contingencies (€ and R$ in millions)

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

Shareholder Litigation

A putative class action lawsuit challenging the proposed merger with Siemens Energy, Inc. was filed on September 24, 2014 on behalf of Dresser-Rand Group Inc. stockholders in the Delaware Court of Chancery.  The action is captioned Soffer v. Volpe et al., C.A. No. 10165-CB (Del. Ch.) (the “Soffer Action”).  The complaint in the Soffer Action alleged that the directors of the Company breached their fiduciary duties to stockholders by engaging in a flawed sale process, agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement.  In addition, the lawsuit alleged that the Company, Siemens and Dynamo Acquisition Corporation, the Delaware subsidiary formed by Siemens in connection with the transaction, aided and abetted these purported breaches of fiduciary duty.  The lawsuit sought, among other things, an injunction barring the merger. On October 21, 2014, plaintiffs amended the complaint to allege as additional basis for relief that the directors of the Company engaged in self-dealing because they will benefit from their compensation arrangements and/or the sale of their personal stakes in the Company and that the preliminary proxy statement filed by the Company on October 9, 2014, fails to provide stockholders with material information about the transaction and/or is materially misleading.  On October 24, 2014, Construction Industry & Laborers Union Local 872 Pension A Trust v. Dresser-Rand Group, Inc., et al, C.A. No. 10285-CB (Del. Ch.) (the “Labor Union Action”) was filed in the Delaware Court of Chancery.  This complaint contained claims and allegations similar to those in the pre-amendment Soffer complaint and sought similar relief on behalf of the same putative class.  The Company believes that the lawsuit is without merit.

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

The Company and the sellers of Guascor (“Sellers”) are in dispute about the amount of the purchase price adjustment set out in the SPA. In some cases, the Sellers and the Company have opposing views as to the amount that should be included in the price adjustment.  In other cases, the Sellers and the Company are in dispute as to whether certain items should be included in the net debt computation.  In accordance with the provisions of the SPA, the parties sought resolution of this dispute under an arbitration in the International Court of Commerce (“ICC”), which has provided its opinion, portions of which are now under appeal.  The Company has commenced a further ICC proceeding on a host of other matters under the SPA.  Further, now that the award in the first ICC proceeding has been made; the parties await a ruling from a French court-appointed expert, which ruling will not be made until the parties make further evidentiary submissions to the expert.  Based upon its interpretation of SGAAP, the Company has unresolved disputes totaling approximately $29.1 with the Sellers.

The Company has recorded a receivable from the Sellers for the purchase price adjustment, net of an allowance for the Company’s best estimate of amounts uncollectible.  This allowance was established by considering, for each disputed item, the Company’s view of its position under SGAAP, uncertainties around the expert’s interpretation of SGAAP, and the collectability of the amounts. As additional information becomes known and disputed items are resolved, changes to the allowance will be recorded directly to earnings.  The final resolution of these amounts will take many months and potentially years if appeals are pursued.  The final amount could be materially different than the net receivable recorded by the Company.

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

Banco Santos Litigation

In July 2004, Guascor SA and Jaguari Energetica SA, subsidiaries of Guascor (collectively, the “GG Entities”), entered into an agreement (the “BNDES Agreement”) with the Bank of National Economic and Social Development (“BNDES”) for the construction of a hydroelectric dam in Rio Grande do Sul, Brazil (the “Project”).  Pursuant to the terms of the BNDES Agreement, in August 2004, the GG Entities entered into a separate agreement (the “Banco Santos Agreement”) with Banco Santos, a Brazilian bank previously based in Sao Paulo, Brazil.  Per the terms of the Banco Santos Agreement, Banco Santos and the GG Entities agreed that: (i) in exchange for a fee paid by the GG Entities, Banco Santos would establish a reserve in favor of the GG Entities in the amount of R$3.6 (approximately $1.1) (the “Reserve”) to ensure that funds for a twelve month term would be available (if needed) by the GG Entities to fund their performance obligations under the BNDES Agreement; (ii) the GG Entities would issue twelve banking credit notes (the “Notes”) to Banco Santos (one for each of the twelve months), under which Notes the GG Entities would be obligated to make a payment to Banco Santos if the GG Entities used the applicable portion of the Reserve associated with a Note; and (iii) no portion of the Reserve would be invested by Banco Santos in any high risk investments.  The GG Entities completed the Project in December 2006 and fulfilled their obligations under the BNDES Agreement, without using any portion of the Reserve.  Accordingly, the Company believes that, pursuant

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

to the terms of the Banco Santos Agreement, none of the Notes securing the Reserve became due or payable by the GG Entities to Banco Santos.

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

The Company believes that the chances of losing the case in the Supreme Court are remote, based on the factual circumstances and the applicable law, that Banco Santos and the BS Affiliates violated the terms of the Banco Santos Agreement and the payment terms of the Notes, and that the GG Entities should prevail in the final decision of the Declaratory Action and a similar case filed by the BS Affiliates.  Notwithstanding the foregoing, the ultimate outcome of these proceedings is pending the Supreme Court’s decision and cannot be ascertained at this time.  The Company estimates that the total aggregate exposure for damages, interest and attorneys’ fees could be up to R$52.7 (approximately $16.4).  Moreover, the Company has an indemnification claim against the sellers of Guascor with regard to this matter.

Italian Value-Added Tax Claim

The Company is in litigation with the Italian tax authorities regarding value-added taxes for tax years 2005-2008 and the application of Italian and European Union laws.  The Company received an adverse judgment from the Italian Tax Court (i.e., the Commissione Tributaria Provinciale Di Genova) in February 2012 for tax years 2005-2006 for approximately €4.3  ($4.6).  On March 6, 2014, as requested by the Italian Tax Court with regard to tax years 2007 and 2008, the Court of Justice of the European Union issued an advisory, preliminary ruling, which ruling supported the Company’s position with regard to the value-added tax regulations that no such taxes are owed.  The Company then requested that the Italian Tax Court issue its judgment with regard to tax years 2007 and 2008, which judgment the Company intends to present to the appeals court in connection with its appeal of the Italian Tax Court’s adverse judgment with respect to tax years 2005 and 2006.  On September 24, 2014, the Italian Tax Court issued its judgment with regard to tax years 2007 and 2008 in accordance with European Union recommendations and in favor of the Company.  The Italian tax authorities had six months to file an appeal.  On November 25, 2014, the Italian tax authorities issued an order reducing the tax.  As a result of this order, the Italian Tax Court has closed the action with respect to tax years 2007 and 2008.  Based on the European Union preliminary ruling and the Italian Tax Court judgment for the tax years 2007 and 2008, the Company has requested the withdrawal of the tax authority’s claim with respect to tax years 2005 and 2006.  On February 16, 2015, the Company was notified that the tax authority waived its claim.  The Company is now requesting the Italian Tax Court to confirm the tax authority’s statement through a judgment to close the action with respect to tax years 2005 and 2006.  Upon award of the judgment, the Italian tax authorities will have six months to file an appeal.  The Company believes its exposure to this claim is remote.

Georgia Pacific Valve Claim

The Company is in litigation with Georgia Pacific (“GP”).  GP alleged that the Company failed to repair the “B” trip and throttle valve on a steam turbine supplied by the Company in a reasonable period of time, though the Company successfully repaired the “A” trip and throttle valve.  The action is captioned Georgia-Pacific, LLC v. Dresser-Rand Company and Dresser-Rand Group Inc. Case No. 585122, 19th Judicial District Court, State of Louisiana.  The Company counterclaimed GP for breach of contract for failure to pay amounts due to the Company under the contract.  In addition, the Company asserted (among other things) that GP (1) failed to operate the unit properly; and (2) failed to provide clean steam; and (3)

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

refused over a five year period to allow the Company to have the agreed upon access so that the Company could repair both the “A” and “B” trip and throttle valves pursuant to the warranty as agreed to in the contract.  Had it been given the opportunity to do so, the Company could have also repaired the “B” valve at no cost to GP.  On April 27, 2015 a jury in Baton Rouge, Louisiana awarded GP damages in the amount of $2.0, which sum will be reduced by $0.2, the unpaid amount that GP owes the Company under the contract.  GP may also be entitled to recover reasonable attorney fees.  The Company expects to appeal the jury’s verdict.  The Company has recorded the amounts awarded in the consolidated financial statements.

15.   Warranties

We maintain a product warranty liability that represents estimated future claims for equipment, parts and services covered during a warranty period.  A warranty liability is provided at the time of revenue recognition based on historical experience and is adjusted as required.

The following table represents the changes in the product warranty liability:

	Three Months Ended March 31,
	2015	2014

Beginning balance	$19.6	$21.4
Provision for warranties issued during period	2.9	3.7
Adjustments to warranties issued in prior periods	0.3	0.8
Payments during the period	(3.9)	(4.5)
Foreign currency adjustments	(1.1)	0.2
Ending balance	$17.8	$21.6

16.Segment Information

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature.  Unallocated net expenses include certain corporate expenses,  research and development expenses,  restructuring charges (including the related inventory charges included in cost of products sold) and transaction-related expenses in connection with the proposed merger with Siemens.  Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories and goodwill.  Unallocated assets include cash, prepaid expenses and

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

other, deferred taxes, property, plant and equipment and intangible assets. There are no significant intercompany transactions between our reportable segments.

Segment results for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Revenues
New units	$230.7	$391.3
Aftermarket parts and services	286.2	307.8
Total revenues	$516.9	$699.1
Income from operations
New units	$16.6	$15.7
Aftermarket parts and services	31.9	49.8
Unallocable	(56.1)	(25.3)
Total income from operations	$(7.6)	$40.2
Depreciation and amortization
New units	$8.1	$12.7
Aftermarket parts and services	14.3	10.9
Total depreciation and amortization	$22.4	$23.6

After allocating the restructuring charges to the respective segments, including the related inventory charges which are included in cost of products sold, pro forma income from operations was $11.6 and $9.0 for the new units segment and the aftermarket parts and services segment, respectively, for the three months ended March 31, 2015.  Restructuring charges are described in Note 3.

Total assets by segment were as follows:

	March 31,	December 31,
	2015	2014
Total assets (including goodwill)
New units	$992.9	$1,080.2
Aftermarket parts and services	1,205.5	1,270.6
Unallocable	1,038.3	1,137.9
Total assets	$3,236.7	$3,488.7

17.Incentive Stock-Based Compensation Plans

During the three months ended March  31,  2015, the Compensation Committee of the Company’s Board of Directors, and with respect to the President and Chief Executive Officer, the independent members of the Board of Directors, approved grants of 362,288 shares of time-vested restricted stock units to employees under the Dresser-Rand Group Inc. 2008 Stock Incentive Plan.

The Company also granted 11,648 shares of stock to non-employee Directors in February 2015.

The difference between basic weighted-average shares outstanding and diluted weighted-average shares outstanding in the computation of earnings per share presented in the consolidated statement of income for the three months ended March 31, 2014, is comprised entirely of the dilutive effect of the stock-based compensation awards described above.

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

18.Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI and the changes in AOCI by component were as follows:

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Post-Retirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2014	$(192.7)	$(0.1)	$(71.8)	$(264.6)
Other comprehensive loss before reclassifications	(95.4)	-	-	(95.4)
Amounts reclassified from AOCI	-	0.1	1.0	1.1
Net current period other comprehensive (loss) income	(95.4)	0.1	1.0	(94.3)
At March 31, 2015	$(288.1)	$-	$(70.8)	$(358.9)

During the three months ended March 31, 2015, foreign currency translation adjustments in accumulated other comprehensive loss were $95.4, primarily due to the weakening of the euro of approximately 11.2%.

	Foreign		Pension and
	Currency	Unrealized	Other
	Translation	(Loss) Gain on	Post-Retirement
	Adjustments	Derivatives	Benefit Plans	Total

At December 31, 2013	$(69.5)	$(0.4)	$(48.9)	$(118.8)
Other comprehensive gain before reclassifications	4.1	0.1	-	4.2
Amounts reclassified from AOCI	-	-	0.5	0.5
Net current period other comprehensive income	4.1	0.1	0.5	4.7
At March 31, 2014	$(65.4)	$(0.3)	$(48.4)	$(114.1)

DRESSER-RAND GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ―  (continued)

(Unaudited)

($ in millions, except per share amounts)

Items reclassified out of AOCI into net income for the three months ended March 31, 2015 and 2014 were as follows:

	Amount Reclassified From AOCI into Net (Loss) Income
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statement
Details About AOCI Components	2015	2014	of Income

Reclassification of unrealized gain on expired derivatives	$(0.1)	$-	Interest expense, net
	-	-	Provision for income taxes
	$(0.1)	$-	Net of tax

Pension and other postretirement benefit plans
Amortization of net actuarial loss	$(1.8)	$(0.8)	(a)
	0.8	0.3	Provision for income taxes
	$(1.0)	$(0.5)	Net of tax
Total reclassifications, net of tax	$(1.1)	$(0.5)	Net of tax

(a)These items are included in the computation of net pension expense and net post-retirement benefits expense. See Note 12,  Pension Plans and Note 13,  Post-Retirement Benefits Other than Pensions for additional information.

19.  Significant Concentration of Credit Risk

At March  31, 2015, approximately 18.6% of the Company’s net accounts receivable was from Petroleos de Venezuela, S.A. (“PDVSA”).  The great majority of the outstanding accounts receivable are denominated in U.S. dollars, reducing the risk associated with the devaluation of the Venezuelan bolivar.    The Company believes that, based on our historical experience and discussions with PDVSA, the outstanding balance is ultimately collectible.  Consequently, a provision for bad debts has not been recorded for these accounts receivable.  At March 31, 2015, approximately 9.3% of the Company’s net accounts receivable was outstanding with the state concern Turkmengaz.  The Company believes that, based on discussions with Turkmengaz, the outstanding balance is ultimately collectible.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in millions)

Overview

On September 21, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Energy, Inc. (“Siemens”) whereby Siemens will acquire us (the “Merger”).  The Merger is described more fully in Note 1, Basis of Presentation, in the consolidated financial statements.

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

We provide a wide array of products and services to our worldwide client base in over 150 countries from our global locations in 18 U.S. states and 33 countries through our 72 sales offices, 49 service and support centers, including seven engineering and research and development centers, and 13 manufacturing locations.

Our solutions-based service offering to our clients combines our industry-leading technology, extensive worldwide service center network, deep product expertise, project management capabilities, a culture of safety (which we believe to be industry-leading) and continuous improvement. This approach drives our growth as we offer integrated service solutions that help our clients lower the life cycle costs of their rotating equipment, minimize adverse environmental impact and maximize returns on their production and processing equipment. We believe our business model and value-selling approach built on alliance and frame agreements align us with our clients who choose service providers that can help optimize performance over the entire life cycle of their equipment. Our alliance/frame agreement program encompasses the provision of new units and/or parts and services. We offer our clients a dedicated team, advanced business tools, a streamlined engineering and procurement process, and a life cycle approach to manufacturing, operating and maintaining their equipment, whether originally manufactured by us or by a third party. In many of our alliances, we are a preferred supplier of equipment and aftermarket parts and services to a client. Our alliances and frame agreements enable us to:

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

From a long-term perspective, we believe that the fundamentals driving trends in our industry include population and economic growth; maturing producing oil and gas fields worldwide that require greater use of compression equipment to maintain production levels; the advancement of shale gas technologies which require compression for both transmission and gas processing activities; the increase in demand for electricity requiring greater use of power generation equipment; the increase in demand for natural gas that is driving growth in gas production, storage, transmission infrastructure and LNG; international regulatory and environmental initiatives, including clean fuel legislation and stricter emission controls; the aging installed base of our class of equipment that is increasing demand for aftermarket parts and services, overhauls and upgrades; and the increased outsourcing of equipment maintenance and operation.  With respect to our long-term business strategy, certain of our key strategic objectives include:

•	Increasing sales of aftermarket parts and services to the installed base of Dresser-Rand equipment;
•	Expanding sales of aftermarket parts and services to non-Dresser-Rand equipment in our class;
•	Growing alliances;
•	Expanding our performance-based long-term service contracts;
•	Introducing new and innovative products and technologies;
•	Improving profitability; and
•	Reducing cycle time from order intake to delivery.

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

Unallocated amounts represent expenses and assets that cannot be assigned directly to either reportable segment because of their nature.  Unallocated net expenses include certain corporate expenses,  research and development expenses,  restructuring charges (including the related inventory charges included in cost of products sold) and transaction-related expenses in connection with the proposed merger with Siemens.  Assets that are directly assigned to the two reportable segments are trade accounts receivable, net inventories and goodwill.  Unallocated assets include cash, prepaid expenses and other, deferred taxes, property, plant and equipment and intangible assets. There are no significant intercompany transactions between our reportable segments.

Results of Operations

Three months ended March 31, 2015, compared to the three months ended March 31, 2014:

Executive Summary

First quarter 2015 new unit bookings finished ahead of the same period last year.  Aftermarket bookings were up approximately 5% versus last year excluding energy assets. We also had very strong revamp bookings of approximately $50.0, which were the highest quarterly bookings total since the third quarter 2011.

For the three months ended March 31, 2015, net loss attributable to Dresser-Rand was $(24.0), or $(0.31) per diluted share, compared with net income attributable to Dresser-Rand of $16.6, or $0.22 per diluted share for the three months ended March 31, 2014. We incurred an operating loss of $(7.6) in the three months ended March 31, 2015 compared to operating income of $40.2 in the three months ended March 31, 2014.

The principle drivers of our net loss for the three months ended March 31, 2015 on a pre-tax basis were:

•	restructuring and transaction costs of $29.5 (including the related inventory charges included in cost of products sold);
•	foreign currency transaction losses of approximately $8.9, resulting from the U.S. dollar strengthening particularly against the Euro, Norwegian krone and Brazilian real; and
•	lower volumes in response to the decline in oil prices in the latter half of 2014, which put downward pressure on both new unit bookings and revenues.

Despite the adverse impacts of management time devoted to integration planning during the quarter, the relatively low sales volumes and the foreign currency fluctuations, first quarter 2015 operating income, excluding restructuring and transaction-related expenses as a percentage of sales, was approximately 4%, which was down slightly from the first quarter of 2014.

Restructuring Charges

On February 25, 2015, in response to the prevailing view that oil prices are expected to remain under pressure in the near future, our Board of Directors approved a series of actions intended to improve operating performance. We announced a planned reduction in workforce, which covers our world-wide operations and associated overhead costs from the different support disciplines. The announced actions include reduced overhead through the optimization of our workforce and non-cash charges (impairments and other charges, including the related inventory charges included in cost of products sold) related to the restructuring or disposal of certain facilities and assets. We currently estimate the overall pre-tax costs of the program to range from approximately $40.0 to $50.0 and that these costs will be incurred during the 2015 calendar year. These strategic initiatives originate from our efforts to identify opportunities to increase operational efficiencies and improve financial performance.  In the three months ended March 31, 2015, workforce reduction costs were $6.6 and impairment and other charges were $11.4.  The impairment charge is primarily related to existing technology, customer relationships and trade names for the planned exit of a European manufacturing location.  The Company intends to sell the European manufacturing location; however, these assets have not been classified as assets held for sale as of March 31, 2015, as the necessary approvals to sell the assets have not yet been received.  In the event we do not sell the facility, additional restructuring charges may be recorded to dispose of the assets.

In addition to the above charges, the Company recorded inventory charges of $9.8 during the three months ended March 31, 2015, which are included in the cost of products sold line item in the consolidated statement of income.  Total cash paid during the first quarter of 2015 for severance charges was $2.5.  We expect that of the accrued severance remaining of $3.6 at March 31, 2015, as well as planned severance not yet accrued, approximately $10.0 will be paid predominately during the second quarter of 2015 and the remainder will be paid during the third quarter of 2015.

The reduction in costs from eliminating depreciation and reduced employee expenses is estimated to be approximately $30.0 for 2015, and approximately $60.0 on an annualized basis.

The amount of the restructuring charge discussed above is an estimate, and the actual charges may vary materially based on various factors, including but not limited to the timing of final asset dispositions; level of employee terminations; factors relating to real estate, such as sale proceeds and other related expenses; and changes in management’s assumptions.

Restructuring charges are further described in Note 3, Restructuring Charges, in the notes to the consolidated financial statements.

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2015		March 31, 2014		2014 to 2015	% Change
Consolidated Statement of Operations Data:
Revenues	$516.9	100.0%	$699.1	100.0%	$(182.2)	(26.1)%
Cost of sales	400.9	77.6	551.7	78.9	(150.8)	(27.3)%
Gross profit	116.0	22.4	147.4	21.1	(31.4)	(21.3)%
Selling and administrative expenses	95.6	18.5	99.8	14.3	(4.2)	(4.2)%
Research and development expenses	8.3	1.6	7.4	1.1	0.9	12.2%
Restructuring charges	18.1	3.5	-	0.0	18.1	NM
Transaction-related expenses	1.6	0.3	-	0.0	1.6	NM
(Loss) income from operations	(7.6)	(1.5)	40.2	5.8	(47.8)	(118.9)%
Interest expense, net	(12.6)	(2.4)	(13.0)	(1.9)	0.4	(3.1)%
Other (expense) income, net	(9.2)	(1.8)	3.3	0.5	(12.5)	(378.8)%
(Loss) income before income taxes	(29.4)	(5.7)	30.5	4.4	(59.9)	(196.4)%
(Benefit from) provision for income taxes	(5.4)	(1.1)	13.9	2.0	(19.3)	(138.8)%
Net (loss) income	(24.0)	(4.6)	16.6	2.4	(40.6)	(244.6)%
Net loss (income) attributable to
noncontrolling interest	0.3	0.0	-	0.0	0.3	NM
Net (loss) income attributable to Dresser-Rand	$(23.7)	(4.6)%	$16.6	2.4%	$(40.3)	(242.8)%
Bookings	$593.5		$594.2		$(0.7)	(0.1)%
Backlog - ending	$2,674.0		$2,749.2		$(75.2)	(2.7)%

Revenues.   Revenues were $516.9 for the three months ended March 31,  2015, compared to $699.1 for the three months ended March 31, 2014, a decrease of $182.2 or 26.1%.  The highly engineered nature of our worldwide products and services does not easily lend itself to measuring the impact of price, volume and mix on changes in our total revenues from year to year. Based on factors such as measures of labor hours and purchases from suppliers, revenues decreased due to lower volume during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time. Prior to the second half of 2014, the industry reacted in a more measured manner to reduced oil prices, and we had not experienced a strong direct correlation of short-term volatility in oil prices to our quarterly or annual financial results. Fluctuations in revenues and bookings are generally due to variability in the timing and size of very large orders in the new units segment, which is typical in the oil and gas industry. This occurs because our equipment, in many cases, is used in very large capital projects that take years to plan and execute, and such projects do not occur on a regular or consistent basis due to their size, location, technical resources, client capital expenditure constraints and long-term relationship to global energy supply and demand. While a change in these factors at a macroeconomic level have a corresponding overall effect on our revenue over time, the timing of such effect on our quarterly or even annual revenues had not been strongly correlated because of the generally long lead times required to engineer, manufacture and test new equipment before delivery.  The decrease in oil prices in the latter part of 2014, however, has had a more pronounced effect than in the past as clients have responded to these lower prices by delaying large capital projects.

An adverse translation impact of foreign currency fluctuations of approximately $26.0, resulting from a stronger U.S. dollar versus the euro, Norwegian krone and Brazilian real, also contributed to the decrease in revenues for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $25.0 for the three months ended March 31, 2015.

Cost of sales.  Cost of sales was $400.9 for the three months ended March 31, 2015, compared to $551.7 for the three months ended March 31, 2014.  As a percentage of revenues, cost of sales was 77.6% for the three months ended March 31, 2015, compared to 78.9% for the three months ended March 31, 2014.  Cost of sales for the three months ended March 31,

2015 was negatively impacted by inventory charges of $9.8 related to the restructuring actions discussed above. After adjusting for this amount, the decrease in cost of sales as a percentage of revenues from the three months ended March 31, 2014, to the three months ended March 31, 2015, was driven by a shift in mix from our new units segment to our aftermarket segment and the effect of relatively low margins on three very large new unit projects in the three months ended March 31, 2014.  These improvements in cost of sales were partially offset by lower operating leverage on fixed costs from lower volumes as the full benefits of our restructuring efforts have not yet been realized in the three months ended March 31, 2015.

Gross profit.  Gross profit was $116.0 for the three months ended March 31, 2015, compared to $147.4 for the three months ended March 31, 2014.  As a percentage of revenues, gross profit was 22.4% for the three months ended March 31, 2015, compared to 21.1% for the three months ended March 31, 2014.  We experienced increased gross profit as a percentage of revenues as a result of the factors discussed above.

Selling and administrative expenses.  Selling and administrative expenses were $95.6 for the three months ended March 31, 2015, compared to $99.8 for the three months ended March 31, 2014.  The decrease in selling and administrative expenses was principally the result of lower third party commissions as a result of lower sales volume. Lower headcount as a result of our restructuring efforts also contributed to the decrease in selling and administrative expenses.  As a percentage of revenues, selling and administrative expenses increased to 18.5% from 14.3%, as a result of lower sales volume.

Research and development expenses.  Research and development expenses for the three months ended March 31, 2015, were $8.3, compared to $7.4 for the three months ended March 31, 2014.  The increase in research and development expenses is the result of changing expenditure profiles within major programs.  We continue to execute our strategy to introduce new and innovative products and technologies with a focus on key new product development initiatives for DATUM®, DATUM® ICS, subsea and supersonic compression, LNG, LNGoTM, steam turbines and reciprocating engines.

Restructuring charges.  Restructuring charges were $18.1 for the three months ended March 31, 2015.  Restructuring charges are discussed more fully in the Executive Summary above and in Note 3, Restructuring to the consolidated financial statements.

Transaction-related expenses.  Transaction-related expenses were $1.6 for the three months ended March 31, 2015.  The pending Merger is discussed more fully in Note 1, Basis of Presentation in the consolidated financial statements.

(Loss) income from operations.  Loss from operations was $(7.6) for the three months ended March 31, 2015, compared to income from operations of $40.2 for the three months ended March 31, 2014, a decrease of $47.8 or 118.9%.  As a percentage of revenues, (loss) income from operations for the three months ended March 31, 2015, was (1.5)% compared to 5.8% for the three months ended March 31, 2014.  The decrease in income from operations and income from operations as a percentage of revenues is the result of the factors discussed above.

Interest expense, net.  Interest expense, net was $12.6 for the three months ended March 31, 2015, compared to $13.0 for the three months ended March 31, 2014.  The decrease is partially due to lower weighted-average debt outstanding and higher interest income for the three months March 31, 2015, due to higher average interest-bearing cash balances.

Other (expense) income, net.  Other expense, net was $(9.2) for the three months ended March 31, 2015, compared to other income, net of $3.3 for the three months ended March 31, 2014.  Other (expense) income, net, consists principally of net currency gains and losses and earnings and losses on investments accounted for under the equity method of accounting.

(Benefit from) provision for income taxes.  Benefit from income taxes was $(5.4) for the three months ended March 31, 2015, compared to provision for income taxes of $13.9 for the three months ended March 31, 2014. Our estimated income tax (benefit) provision for the three months ended March 31, 2015 and 2014, differs from the U.S. federal statutory rate of 35% because of different tax rates in foreign tax jurisdictions and certain exemptions and credits allowable for income tax purposes, offset by state and local income taxes and valuation allowances on net operating loss carryforwards when it is more-likely-than-not that all or a portion of the asset will not be realized.  We will adjust the valuation allowances in the future when it is more-likely-than-not that all or a portion of the asset will not be realized.

The tax benefit for the three months ended March 31, 2015, and the tax provision for the three months ended March 31, 2014, were both negatively impacted principally due to a less favorable mix of U.S. and foreign earnings in the respective quarters than the respective full year estimates upon which our projected tax rate is calculated.

Except for earnings of our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary remitted in 2014, management has decided to indefinitely reinvest the unremitted earnings of our foreign subsidiaries and, therefore, no provision for U.S. federal or state income taxes has been provided on those foreign earnings. If any indefinitely reinvested foreign earnings are distributed, in the form of dividends or otherwise, we could be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits), as well as withholding taxes imposed by certain foreign jurisdictions.

Noncontrolling interest.  Noncontrolling interest includes the share of net income and net losses in consolidated entities that are not 100% owned by us.

Bookings and backlog.   Bookings for the three months ended March 31, 2015, were $593.5 compared to $594.2 for the three months ended March 31, 2014, a decrease of $0.7 or 0.1%.  The decline in bookings for the three months ended March 31, 2015, is due to the timing of large orders in the new units segment driven by the drop in oil prices in the latter part of 2014 and a decrease in aftermarket long-term service agreements bookings in Europe (related principally to the Spanish cogeneration facilities), partially offset by an increase in bookings related to aftermarket parts orders.  Backlog was $2,674.0 at March 31, 2015, compared to $2,749.2 at March 31, 2014.

Segment Analysis —  three months ended March 31, 2015, compared to three months ended March  31, 2014:

	Three Months Ended		Three Months Ended		Period to Period Change
	March 31, 2015		March 31, 2014		2014 to 2015	% Change
Revenues
New units	$230.7	44.6%	$391.3	56.0%	$(160.6)	(41.0)%
Aftermarket parts and services	286.2	55.4%	307.8	44.0%	(21.6)	(7.0)%
Total revenues	$516.9	100.0%	$699.1	100.0%	$(182.2)	(26.1)%
Gross profit
New units	$39.1		$47.3		$(8.2)	(17.3)%
Aftermarket parts and services	86.7		100.1		(13.4)	(13.4)%
Unallocated	(9.8)		-		(9.8)	NM
Total gross profit	$116.0		$147.4		$(31.4)	(21.3)%
(Loss) income from operations
New units	$16.6		$15.7		$0.9	5.7%
Aftermarket parts and services	31.9		49.8		(17.9)	(35.9)%
Unallocated	(56.1)		(25.3)		(30.8)	121.7%
Total (loss) income from operations	$(7.6)		$40.2		$(47.8)	(118.9)%
Bookings
New units	$255.2		$243.8		$11.4	4.7%
Aftermarket parts and services	338.3		350.5		(12.2)	(3.5)%
Total bookings	$593.5		$594.3		$(0.8)	(0.1)%
Backlog - ending
New units	$1,891.1		$2,045.8		$(154.7)	(7.6)%
Aftermarket parts and services	782.9		703.4		79.5	11.3%
Total backlog	$2,674.0		$2,749.2		$(75.2)	(2.7)%

New Units

Revenues.  Revenues for this segment were $230.7 for the three months ended March 31, 2015, compared to $391.3 for the three months ended March 31, 2014, a decrease of $160.6 or 41.0%. The business impact of oil prices, other macroeconomic conditions and the timing and size of orders on this segment is more fully described above in the Revenues caption in the section titled Three months ended March 31, 2015, compared to the three months ended March 31, 2014. Based on factors such as measures of labor hours and purchases from suppliers, volumes decreased during the three months ended March 31, 2015.  The decrease in oil prices in the latter part of 2014 has had a pronounced effect on revenues as clients have delayed

large capital projects in response to lower oil prices as discussed in the section referenced above.    An adverse translation impact of foreign currency fluctuations of approximately $18.9, resulting from a stronger U.S. dollar versus the euro, Norwegian krone and Brazilian real, also contributed to the decrease in revenues for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The decrease in revenue on extended scope projects, which are accounted for under the percentage of completion method of accounting, was $25.0 for the three months ended March 31, 2015.

Gross profit.  Gross profit was $39.1 for the three months ended March 31, 2015, compared to $47.3 for the three months ended March 31, 2014.  Gross profit as a percentage of segment revenues was 16.9% for the three months ended March 31, 2015, compared to 12.1% for the three months ended March 31, 2014.  The increase in gross profit as a percentage of revenues from the three months ended March 31, 2014, to the three months ended March 31, 2015, was driven by project mix as we experienced relatively low margins on three very large projects in the three months ended March 31, 2014, when compared to the projects in the three months ended March 31, 2015, which was comprised of smaller, higher margin projects.  This improvement in gross margin was partially offset by lower operating leverage on fixed costs from lower volumes as the full benefits of our restructuring efforts have not yet been realized in the three months ended March 31, 2015.

Income from operations.  Income from operations was $16.6 for the three months ended March 31, 2015, compared to $15.7 for the three months ended March 31, 2014.  As a percentage of segment revenues, income from operations was 7.2% for the three months ended March 31, 2015, compared to 4.0% for the three months ended March 31, 2014.  Income from operations as a percentage of revenues increased compared to the prior year as a result of the factors discussed above.

Bookings and backlog.   New units bookings for the three months ended March 31, 2015, were $255.2, compared to $243.8 for the three months ended March 31, 2014.  Bookings for the three months ended March 31, 2015, were negatively impacted by the timing of large orders in the new units segment driven by the drop in oil prices in the latter part of 2014.  Bookings for the three months ended March 31, 2014, were negatively impacted by (1) delays in major upstream projects by our end-user clients in an effort to address their escalating capital costs relating to those projects and (2) engineering resource constraints experienced by our end-user clients and their third-party contractors.  Backlog was $1,891.1 at March 31, 2015, compared to $2,045.8 at March 31, 2014.

Aftermarket Parts and Services

Revenues.  Revenues for this segment were $286.2 for the three months ended March 31, 2015, compared to $307.8 for the three months ended March 31, 2014, a decrease of $21.6 or 7.0%.  Generally, oil prices and other macroeconomic conditions that affect the oil and gas industry have an impact on our business over an extended period of time, but less so in this segment. On a quarterly or annual basis, however, there is typically not a meaningful correlation of those factors to our periodic financial results. The decrease in revenues for the three months ended March 31, 2015, is principally due to the closure of our six cogeneration facilities in Spain.  Additionally, an adverse translation impact of foreign currency fluctuations of approximately $7.1, resulting from a stronger U.S. dollar versus the euro, Norwegian krone and Brazilian real, also contributed to the decrease in revenues for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Gross profit.  Gross profit was $86.7 for the three months ended March 31, 2015, compared to $100.1 for the three months ended March 31, 2014.    Gross profit as a percentage of segment revenues for the three months ended March 31, 2015, of 30.3% decreased from 32.5% for the three months ended March 31, 2014.  The decrease in gross profit as a percentage of revenues from the three months ended March 31, 2014, to the three months ended March 31, 2015, was due to lower operating leverage on fixed costs from lower volumes as the full benefits of our restructuring efforts have not yet been realized in the three months ended March 31, 2015.  Additionally, this segment was allocated a greater percentage of fixed costs because of the shift in the mix of revenues from new units to aftermarket.

Income from operations.  Income from operations was $31.9 for the three months ended March 31, 2015, compared to $49.8 for the three months ended March 31, 2014.  As a percentage of segment revenues, income from operations decreased to 11.1% for the three months ended March 31, 2015, from 16.2% for the three months ended March 31, 2014.  The changes in income from operations and income from operations as a percentage of segment revenues resulted principally from the factors discussed above.

Bookings and backlog.   Bookings for the three months ended March 31, 2015, were $338.3, compared to $350.5 for the three months ended March 31, 2014. The decline in bookings for the three months ended March 31, 2015,  is principally due to the closure of our six cogeneration facilities in Spain, partially offset by an increase in bookings related to aftermarket parts orders. Backlog was $782.9 at March 31, 2015, compared to $703.4 at March 31, 2014.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2015, we had cash and cash equivalents of $111.5 and the ability to borrow $720.8 under the $1,153.7 revolving portion of our Amended Credit Facility, as $43.0 was used for outstanding letters of credit and $389.9 of borrowings was outstanding.  In addition  to these letters of credit, $256.7 of letters of credit and bank guarantees were outstanding at March 31, 2015, which were issued by banks offering uncommitted lines of credit.  At March 31, 2015, we were in compliance with our debt covenants.

As of March 31, 2015, approximately $103.4 of our cash was held by non-U.S. subsidiaries.  Substantially all of our cash has no legal restrictions regarding repatriation from any of the countries outside of the U.S.; however, as of March 31, 2015, approximately $53.9 of our cash is not available for general corporate use in the U.S. because such cumulative earnings have been indefinitely reinvested in foreign countries or foreign markets. Except for earnings in our Indian subsidiary, and certain current earnings of our Luxembourg subsidiary,  we have no other plans to repatriate any of the foreign-based cash or unremitted earnings based on our intended uses of the foreign-based cash and our existing cash and cash equivalents balances in the U.S. If additional foreign funds are needed for our operations in the U.S., we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, at the time of repatriation. However, our intent is to indefinitely reinvest these funds outside the U.S., and our current plans do not demonstrate a need to repatriate any additional indefinitely reinvested earnings to fund our U.S. operations.

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

Sources and Uses of Liquidity

Net cash provided by operating activities for the three months ended March 31, 2015, was $22.9, compared to net cash provided by operating activities of $59.1 for the three months ended March 31, 2014. The decrease in cash provided by operations in the three months ended March 31, 2015, is the result of lower operating results and an increase in our investment in working capital for the three months ended March 31, 2015.  Accounts receivable decreased for the three months ended March 31, 2015, as a result of the timing of cash collections from clients and lower operating activity.    Inventories, net of progress payments, were relatively consistent with the prior year.  Accounts payable and accruals for the three months ended March 31, 2015, decreased as a result of the timing of payments.  Prepaid expenses increased principally because of tax receivables recorded related to the pre-tax loss in the three months ended March 31, 2015.    In addition, we made $3.4 of minimum required pension contributions in the three months ended March 31, 2015,  compared to $5.5 in the three months ended March 31, 2014,  in accordance with our funding policy.

Net cash used in investing activities was $33.1 for the three months ended March 31, 2015, compared to $14.1 for the three months ended March 31, 2014.   Capital expenditures increased to $31.5 for the three months ended March 31, 2015, from $10.8 for the three months ended March 31, 2014.    The increase in capital expenditures is due to our purchase of the compressor testing facility in France on February 12, 2015.    During the three months ended March 31, 2015, we loaned $3.6 to Gaeletric CAES NI ltd, a CAES project in its initial stages of development.  During the three months ended March 31, 2014, we invested an additional $2.5 in Echogen Power Systems, LLC (“Echogen”). The additional investment in Echogen is discussed more fully in Note 4,  Other Investments in the consolidated financial statements.

Net cash used in financing activities was $50.3 for the three months ended March 31, 2015, compared to net cash used in financing activities of $61.1 for the three months ended March 31, 2014.  Included in net cash used in financing activities for the three months ended March 31, 2015, are $401.8 of borrowings to fund operating cash flows and $445.9 of repayments on our Amended Credit Facility.  Borrowings on the Amended Credit Facility during the three months ended March 31, 2015, primarily relate to changes in working capital requirements and our ability to take advantage of favorable interest rates.  Management views the Amended Credit Facility as a cost efficient funding mechanism and uses it as a primary source of funding.

We are required to maintain sinking funds associated with certain of our borrowings, generally based on the short-term debt service requirements of such borrowings. Sinking fund requirements totaled $2.5 at March 31, 2015, and have been classified as restricted cash in the current assets section of the consolidated balance sheet.

New Accounting Standards

 We have adopted or are required to adopt certain new accounting standards which are described in Note 2, New Accounting Standards to the consolidated financial statements, none of which have had, or are expected to have, a material effect on the consolidated financial statements included herein in Part I, Financial Information, Item 1, Financial Statements (unaudited).

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

•	the failure to receive, on a timely basis or otherwise, the required approvals by government or regulatory agencies with regard to the Merger Agreement;

•	the failure of the Merger to be completed on a timely basis or at all for any other reason;

•	the risks that our business may suffer as a result of uncertainties surrounding the Merger;

•	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the Merger;

•	the diversion of management’s attention from ongoing business concerns due to the impending merger transaction;

•	limitations placed on our ability to operate our business under the Merger Agreement;

•	the possibility that costs related to the Merger will be greater than expected;

•	the outcome of any legal proceedings that may be instituted against us or others relating to the Merger Agreement or the Merger; and

•	other factors described in this Form 10-Q and as set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in millions)

Our results of operations are affected by fluctuations in the value of local currencies in which we transact business. The most significant exposures are to the euro, and to a lesser extent, the Brazilian real, the Indian rupee, the Norwegian krone and the British pound.  Assets and liabilities of non-U.S. consolidated entities that use the local currency as the functional currency are translated at period-end exchange rates, while income and expenses are translated using weighted average-for-the-period exchange rates.  The effect on our results of operations of fluctuations in currency exchange rates depends on various currency exchange rates and the magnitude of the transactions completed in currencies other than the U.S. dollar.  Generally, a weakening of the U.S. dollar improves our reported results when the local currency financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements and the strengthening of the U.S. dollar impacts our results negatively.  During the three months ended March 31, 2015, foreign currency translation adjustments in accumulated other comprehensive loss were $(95.4), primarily due to the weakening of the euro of approximately 11.2% during the three months ended March 31, 2015.    An adverse hypothetical 1% change in the exchange rates for the three months ended March 31, 2015, would impact revenues and operating income by approximately $1.7 and $0.1, respectively.

We maintain a minimal level of Venezuelan Bolivars, consistent with the needs of our local operations.  At March 31, 2015, cash held in Venezuelan Bolivars was approximately $0.2, and is included in the net monetary asset balance of $5.5.

We enter into financial instruments to mitigate the impact of changes in currency exchange rates on transactions when we deem appropriate.  Net foreign currency (losses) gains were $(8.9) and $4.4 for the three months ended March 31, 2015 and 2014, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. ― OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The disclosures required in this Item 1 are included in Note 14,  Commitments and Contingencies ― Legal Proceedings, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements (unaudited) and incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Our restructuring program may not achieve the desired results and is subject to change, which could adversely affect our financial condition and results of operations.

In the first quarter of 2015, we announced and began to implement a restructuring program in response to the expected activity levels present in the marketplace.  The restructuring program includes a reduction in workforce and the disposal of certain facilities and assets.  There can be no assurance that our restructuring program will produce the cost savings we anticipate in the expected timeframe or that additional restructuring activities will not be required in order to achieve our operating performance targets.  Any delay or failure to achieve our operating performance targets and any increase in our total anticipated restructuring charges would likely cause our future earnings to be lower than anticipated.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 2015	-		$-	-	$-
February 2015	88,896	(a)	$81.21	-	$-
March 2015	-		$-	-	$-
Total	88,896			-	$-

(a)	These shares were withheld or purchased as payment for withholding taxes due on the vesting of restricted stock issued under our 2008 Stock Incentive Plan.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
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

(101)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

____________

(  ) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRESSER-RAND GROUP INC.

Date: May 8, 2015	/s/ Raymond L. Carney Jr.
Raymond L. Carney Jr.
Vice President, Controller and Chief
Accounting Officer